Form 10-Q
period 1996-03-31
PRIME RETAIL INC
filed 1996-05-10
CIK 911708

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From
                             to                        .
     ----------------------      ----------------------

Commission file number         0-23616
                       --------------------------

                               PRIME RETAIL, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Maryland                               52-1836258
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)


         100 East Pratt Street
         Nineteenth Floor
         Baltimore, Maryland                              21202
- ----------------------------------------  ------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (410) 234-0782
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
(Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of May 10, 1996, the issuer had outstanding 2,875,000 shares of Common Stock, $.01 par value per share.

                               PRIME RETAIL, INC.
                                    FORM 10-Q


                                      INDEX
                                      -----




PART I:  FINANCIAL INFORMATION                                              Page
                                                                            ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheets of Prime Retail, Inc. as of
     March 31, 1996 and December 31, 1995.                                  1

     Consolidated Statements of Operations of Prime Retail, Inc.
     for the three months ended March 31, 1996 and 1995.                    2

     Consolidated Statements of Cash Flows of Prime Retail, Inc.
     for the three months ended March 31, 1996 and 1995.                    3

     Notes to the Consolidated Financial Statements of Prime
     Retail, Inc.                                                           4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          7


PART II:  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                18
ITEM 2.    CHANGES IN SECURITIES                                            18
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                  18
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18
ITEM 5.    OTHER INFORMATION                                                18
ITEM 6.    EXHIBITS OR REPORTS ON FORM 8-K                                  18

SIGNATURES                                                                  19

PART I:   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                                         PRIME RETAIL, INC.

                                     CONSOLIDATED BALANCE SHEETS

                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31, 1996      DECEMBER 31, 1995
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Investment in rental property:
  Land                                                                                 $  35,370             $  35,370
  Buildings and improvements                                                             405,252               403,542
  Property under development                                                              19,384                12,165
  Furniture and equipment                                                                  3,452                 3,403
                                                                                       ---------             ---------
                                                                                         463,458               454,480
  Accumulated depreciation                                                               (44,139)              (40,190)
                                                                                       ---------             ---------
                                                                                         419,319               414,290
Cash and cash equivalents                                                                  2,589                14,927
Restricted cash                                                                            2,358                 2,230
Accounts receivable, net                                                                   8,772                10,070
Deferred charges, net                                                                     18,302                18,136
Due from affiliates, net                                                                   1,150                 1,194
Investment in partnerships                                                                 2,572                 2,258
Other assets                                                                                 644                   619
                                                                                       ---------             ---------
    Total assets                                                                       $ 455,706             $ 463,724
                                                                                       ---------             ---------
                                                                                       ---------             ---------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Bonds payable                                                                          $  32,900             $  32,900
Notes payable                                                                            273,120               273,054
Accrued interest                                                                           3,121                 3,034
Real estate taxes payable                                                                  3,191                 3,142
Construction costs payable                                                                 3,153                 5,796
Accounts payable and other liabilities                                                     9,420                 9,858
                                                                                       ---------             ---------
    Total liabilities                                                                    324,905               327,784

Minority interests                                                                        10,867                14,456

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
    2,300,000 shares of 10.5% Series A Senior Cumulative Preferred Stock,
      $0.01 par value (liquidation preference of $57,500), issued and outstanding             23                    23
    7,015,000 shares of 8.5% Series B Cumulative Participating
      Convertible Preferred Stock, $0.01 par value (liquidation
      preference of $175,375), issued and outstanding                                         70                    70
  Shares of common stock, 75,000,000 shares authorized:
    2,875,000 shares of common stock, $0.01 par value, issued and outstanding                 29                    29
  Additional paid-in capital                                                             128,275               128,275
  Distributions in excess of net income                                                   (8,463)               (6,913)
                                                                                       ---------             ---------
    Total shareholders' equity                                                           119,934               121,484
                                                                                       ---------             ---------
    Total liabilities and shareholders' equity                                          $455,706              $463,724
                                                                                       ---------             ---------
                                                                                       ---------             ---------
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      PRIME RETAIL, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS ENDED MARCH 31
                                                                                        ---------------------------------
                                                                                           1996                   1995
- ------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Base rents                                                                               $12,744                $10,672
Percentage rents                                                                             443                    401
Tenant reimbursements                                                                      6,139                  4,873
Income from investment partnerships                                                          441                    130
Interest and other                                                                         1,364                  1,198
                                                                                         -------                -------
     Total revenues                                                                       21,131                 17,274

EXPENSES:
Property operating                                                                         4,619                  3,770
Real estate taxes                                                                          1,473                  1,234
Depreciation and amortization                                                              4,387                  3,605
Corporate general and administrative                                                         893                    844
Interest                                                                                   6,056                  4,456
Other charges                                                                                646                    223
                                                                                         -------                -------
     Total expenses                                                                       18,074                 14,132
                                                                                         -------                -------
INCOME BEFORE MINORITY INTERESTS                                                           3,057                  3,142

Loss allocated to minority interests                                                       1,477                  1,466
                                                                                         -------                -------
NET INCOME                                                                                 4,534                  4,608

Income allocated to preferred shareholders                                                 5,236                  5,236
                                                                                         -------                -------
NET LOSS APPLICABLE TO COMMON SHARES                                                     $  (702)               $  (628)
                                                                                         -------                -------
                                                                                         -------                -------
NET LOSS PER COMMON SHARE OUTSTANDING                                                    $ (0.24)               $ (0.22)
                                                                                         -------                -------
                                                                                         -------                -------
WEIGHTED AVERAGE SHARES OUTSTANDING                                                        2,875                  2,875
                                                                                         -------                -------
                                                                                         -------                -------
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                         PRIME RETAIL, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     THREE MONTHS ENDED MARCH 31
                                                                                                  ---------------------------------
                                                                                                     1996                   1995
- ------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                         $  4,534              $  4,608
Adjustments to reconcile net income to
  net cash provided by operating activities:
Loss allocated to minority interests                                                                 (1,477)               (1,466)
    Depreciation and amortization                                                                     4,387                 3,605
    Amortization of deferred financing costs and
       interest rate protection contracts                                                             1,112                 1,068
    Equity earnings in excess of cash distributions from
       joint ventures                                                                                  (282)                  (26)
    Provision for uncollectible accounts recievable                                                     224                    57
Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                                  1,074                   206
     (Increase) decrease in other assets                                                               (224)                   20
     Increase (decrease) in accounts payable and other liabilities)                                    (260)                  267
     Increase in accrued interest                                                                        87                   203
     Increase (decrease) in due to affiliates, net                                                       44                  (809)
                                                                                                   --------              --------
       Net cash provided by operating activities                                                      9,219                 7,733
                                                                                                   --------              --------
INVESTING ACTIVITIES:
Purchase of buildings and improvements                                                               (1,779)               (1,263)
Increase in property under development                                                               (9,952)              (18,956)
Deferred leasing commissions                                                                            (17)                  (15)
                                                                                                   --------              --------
       Cash used in investing activities                                                            (11,748)              (20,234)
                                                                                                   --------              --------
FINANCING ACTIVITIES:
Proceeds from notes payable                                                                             500                41,850
Principal repayments on notes payable                                                                  (434)              (22,396)
Deferred financing fees                                                                              (1,679)                 (843)
Distributions and dividends paid                                                                     (6,084)               (6,084)
Distributions to minority interests                                                                  (2,112)               (1,026)
                                                                                                   --------              --------
       Net cash (used in) provided by financing activities                                           (9,809)               11,501
                                                                                                   --------              --------
Decrease in cash and cash equivalents                                                               (12,338)               (1,000)
Cash and cash equivalents at beginning of period                                                     14,927                 2,959
                                                                                                   --------              --------
Cash and cash equivalents at end of period                                                         $  2,589              $  1,959
                                                                                                   --------              --------
                                                                                                   --------              --------
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               PRIME RETAIL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND UNIT INFORMATION)


NOTE 1 - INTERIM FINANCIAL PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail's (the "Company") annual report on Form 10-K/A-1 for the year ended December 31, 1995.

Unless the context requires otherwise, all references to the Company herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including Prime Retail, L.P. (the "Operating Partnership"). The consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which the Company has majority interest or control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Operating Partnership. Investments in partnerships in which the Company does not have operational control or a majority interest are accounted for under the equity method of accounting. Income (loss) applicable to minority interests and common shares as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred shareholders.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain financial statement amounts and related footnote information have been reclassified to conform with the current presentation. These reclassifications have not changed previously reported results or shareholders' equity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996 and the adoption had no effect on the consolidated financial statements of the Company.

NOTE 3 - BONDS AND NOTES PAYABLE

On December 18, 1995, the Company obtained from a financial institution a commitment for a ten-year $233,000 first mortgage loan (the "First Mortgage Loan"). The First Mortgage Loan will bear a fixed rate of interest at a spread over 10-year Treasury notes, depending on the level of proceeds drawn on the facility, and will require monthly principal and interest payments pursuant to a 25-year amortization schedule. Management can elect to fix the interest rate on the loan facility at any time prior to the expected loan closing in July 1996. The First Mortgage Loan will be cross-collateralized by mortgages encumbering nine existing factory outlet centers. Approximately $91,000 of the net proceeds from the First Mortgage Loan will be used to pay down the Revolving Loan. In addition, approximately $97,000 will be used to repay the six-year variable-rate loan facility closed in June 1994 that had an outstanding principal balance of $97,309 at March 31, 1996.

On December 18, 1995, the Company also obtained from a financial institution a $35,000 interim loan (the "Interim Loan") collateralized by second mortgages on two existing factory outlet centers. The principal balance outstanding at March 31, 1996 was $10,000. The Interim Loan will be repaid from proceeds of the First Mortgage Loan. In addition, on December 18, 1995, the Company obtained a commitment for a five-year $22,500 term loan (the "Term Loan") which is expected to close simultaneously with the First Mortgage Loan. The Term Loan will bear interest at LIBOR plus 5.00% and requires interest-only payments during the first twelve months and then will be fully amortizing over the balance of the term. The Term Loan will be collateralized by a pledge of the excess cash flow from the nine existing factory outlet centers collateralizing the First Mortgage Loan.

Upon closing of the First Mortgage Loan and the Term Loan, the Company will incur a loss of approximately $6,149. Management intends to redesignate approximately $70,000 of the total notional amount of the interest rate protection contracts in July 1996 to hedge other long-term variable-rate indebtedness. The remaining notional balance of the interest rate protection contracts will be terminated. The estimated loss of approximately $6,149 includes the estimated unamortized cost of the interest rate protection contracts of $3,695 as of July 31, 1996, including debt prepayment penalties of $822 and other deferred financing costs of $3,088, less the fair value of the interest rate protection contracts of $1,456 based on their fair value at March 31, 1996. The future fair value of interest rate protection contracts is susceptible to valuation fluctuations based on market changes in interest rates and the maturity date of the underlying contracts. In the event the First Mortgage Loan and Term Loan do not close prior to August 1, 1996, the Company will incur a charge to earnings of $3,250 relating to non-refundable financing fees paid to the financial institution in connection with the proposed financings.

On January 30, 1996, the Company obtained from a commercial mortgage company a commitment for a mortgage loan in an amount not to exceed $7,000 for an eight-year term (the "Refinancing Loan"). The Refinancing Loan will bear a fixed interest rate based on eight-year Treasury notes plus 2.60%, requires monthly principal and interest payments based on a 16-year amortization schedule and will be collateralized by property in Lombard, IL. The commitment for the Refinancing Loan expires on August 1, 1996.

NOTE 4 - LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes that losses, if any, resulting from such matters, including the matter described below, will not have a material adverse effect on the consolidated financial statements of the Company.

The Company is a defendant in a lawsuit filed on June 14, 1995 in the U.S. District Court for the Northern District of West Virginia whereby the plaintiffs allege that the Company breached a confidentiality agreement entered into by the Predecessor and the plaintiffs in connection with the proposed purchase of a factory outlet center in Martinsburg, West Virginia. The outcome and the ultimate liability of the Company, if any, of this lawsuit cannot currently be predicted. Management believes, however, that it has acted properly and intends to defend this lawsuit vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (AMOUNTS IN THOUSANDS, EXCEPT SHARE, UNIT INFORMATION AND GLA)


INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Prime Retail, Inc. (the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned development activities; risks related to the retail industry in which the Company's factory outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties.

RESULTS OF OPERATIONS

GENERAL

The Company has grown by developing and acquiring factory outlet centers and expanding its existing factory outlet centers. As summarized in TABLE 1, the Company's factory outlet portfolio consisted of seventeen operating factory outlet centers totaling 4,331,000 square feet of gross leasable area ("GLA") at March 31, 1996, compared to fourteen factory outlet centers totaling
3,382,000 square feet of GLA at March 31, 1995. The Company opened three new factory outlet centers and four expansions of existing factory outlet centers during the third and fourth quarters of 1995, adding 949,000 square feet of GLA in the aggregate. The significant increase in the number of operating properties and total GLA at March 31, 1996 compared to the portfolio of properties at March 31, 1995, is collectively referred to as the "Portfolio Expansion".


TABLE 1 - PORTFOLIO OF PROPERTIES AS OF MARCH 31, 1996
- --------------------------------------------------------------------------------------------------------
                           OWNERSHIP                  GRAND OPENING        GLA                PERCENTAGE
FACTORY OUTLET CENTER     INTEREST(1)     PHASE           DATE          (SQ. FT.)              LEASED(8)
- --------------------------------------------------------------------------------------------------------
Warehouse Row Factory           99%          I        November 1989       95,000                 92%
Shops(2)(3)-Chattanooga,        65%         II         August 1993        26,000                 94
Tennessee                                                              ---------                ---
                                                                         121,000                 93

San Marcos Factory Shops-      100%          I         August 1990       177,000                 99
San Marcos, Texas                           II         August 1991        67,000                 93
                                            III        August 1993       117,000                100
                                           IIIB       November 1994       20,000                 91
                                           IIIC       November 1995       35,000                100
                                                                       ---------                ---
                                                                         416,000                 98

Gulf Coast Factory Shops-      100%          I        October 1991       181,000                 99
Ellenton, Florida   100%                    II         August 1993       123,000                 99
                                                                       ---------                ---
                                                                         310,000                 99

Triangle Factory Shops-        100%          I        October 1991       181,000                100
Raleigh-Durham, North
Carolina

Coral Isle Factory Shops-      100%          I        December 1991       94,000                100
Naples/Marco Island, Florida                II        December 1992       32,000                100
                                                                       ---------                ---
                                                                         126,000                100

Castle Rock Factory Shops-     100%          I        November 1992      181,000                100
Castle Rock, Colorado                       II         August 1993        94,000                 99
                                           III        November 1994       95,000                100
                                                                       ---------                ---
                                                                         370,000                100

Ohio Factory Shops-            100%          I          July 1993        186,000                 98
Jeffersonville, Ohio                        II        November 1993      100,000                 98
                                            IIB       November 1994       13,000                100
                                                                       ---------                ---
                                                                         299,000                 98

Gainesville Factory Shops-     100%          I         August 1993       210,000                 92
Gainesville, Texas                          II        November 1994      106,000                 92
                                                                       ---------                ---
                                                                         316,000                 92

Nebraska Crossing Factory      100%          I        October 1993       192,000                 96
Shops-Gretna, Nebraska

Oxnard Factory Outlet(4)-       30%          I          June 1994        148,000                 94
Oxnard, California

Grove City Factory Shops(5)-    50%          I         August 1994       235,000                100
Grove City, Pennsylvania                    II        November 1994       95,000                100
                                           III        November 1995       85,000                100
                                                                       ---------                ---
                                                                         415,000                100


TABLE 1 - PORTFOLIO OF PROPERTIES AS OF MARCH 31, 1996 (continued)
- --------------------------------------------------------------------------------------------------------
                           OWNERSHIP                  GRAND OPENING        GLA                PERCENTAGE
FACTORY OUTLET CENTER     INTEREST(1)     PHASE           DATE          (SQ. FT.)              LEASED(8)
- --------------------------------------------------------------------------------------------------------
Huntley Factory Shops-         100%          I         August 1994       192,000                 98%
Huntley, Illinois                           II        November 1995       90,000                 57
                                                                       ---------                ---
                                                                         282,000                 85

Florida Keys Factory Shops-    100%          I       September 1994      208,000                 89
Florida City, Florida

Indiana Factory Shops-         100%          I        November 1994      208,000                 87
Daleville, Indiana

Magnolia Bluff Factory         100%          I          July 1995        238,000                 91
Shops(6)-Darien Georgia                     IIA       November 1995       56,000                 50
                                                                       ---------                ---
                                                                         294,000                 83

Arizona Factory Shops(5)-      100%          I       September 1995      217,000                 94
Phoenix, Arizona

Gulfport Factory Shops(7)-     100%          I        November 1995      228,000                 92
Gulfport, Mississippi                                                  ---------                ---

TOTAL FACTORY OUTLET CENTERS(9)                                        4,331,000                 94%
                                                                       ---------                ---
                                                                       ---------                ---
- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------

NOTES:
(1) This percentage represents the Company's ownership interest in the Property Partnership that directly owns or leases the property indicated.
(2) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. With regard to Phase II, Ford Motor Credit Company holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property.
(3) Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet of GLA is not included in this table and such space was 100% leased as of March 31, 1996.
(4) The Company owns 30% of this factory outlet center in a joint venture partnership with unrelated third parties.
(5) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(6) The property partnership operates this property pursuant to a long-term lease under which the property partnership receives the economic benefit of a 100% ownership interest.
(7) The real property on which this outlet center is located is subject to a long-term ground lease. The property partnership receives the economic benefit of a 100% ownership interest.
(8) Fully executed leases as of March 31, 1996 as a percent of square feet of GLA.
(9) The Company also owns three community centers containing 424,000 square feet of GLA in the aggregate that were 96% leased as of March 31, 1996.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996 TO THE THREE MONTHS ENDED MARCH 31, 1995

SUMMARY

For the three months ended March 31, 1996, the Company reported net income of $4,534 on total revenues of $21,131. For the same period in 1995, the Company reported net income of $4,608 on total revenues of $17,274. For the three months ended March 31, 1996 and 1995, the loss allocated to common shareholders was $702, or $0.24 per common share, and $628, or $0.22 per common share, respectively.

REVENUES

Total revenues were $21,131 for the three months ended March 31, 1996, as compared to $17,274 for the three months ended March 31, 1995, an increase of $3,857, or 22.3%. Base rents increased $2,072, or 19.4%, in 1996 compared to 1995. These increases are primarily due to the Portfolio Expansion. Straight-line rents (included in base rents) were $156 and $182 for the months ended March 31, 1996 and 1995, respectively.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $1,266, or 26.0%, during the three months ended March 31, 1996 over the same period in 1995. These increases are primarily due to the Portfolio Expansion. Tenants reimbursements as a percentage of recoverable operating expenses, which include property operating expenses and real estate taxes, increased to 100.8% from 97.4% during the three months ended March 31, 1996 and 1995, respectively. This positive trend reflects the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro-rata share of these expenses.

Income from investment partnerships increased by $311 for the three months ended March 31, 1996 over the same period in 1995. This increase is primarily due to the openings of Grove City Factory Shops (Phase III -- November 1995) and Arizona Factory Shops (Phase I -- September 1995). Interest and other income increased by $166, or 13.9%, to $1,364 during the three months ended March 31, 1996 as compared to $1,198 for the three months ended March 31, 1995. The increase is attributable to higher lease termination income, late fee income, property management fees, interest income and ancillary income of $380, $60, $46, $39 and $31, respectively, offset by lower leasing commissions and construction management fees of $390.

EXPENSES

Property operating expenses increased by $849, or 22.5%, to $4,619 for the three months ended March 31, 1996 compared to $3,770 for the same period in 1995. Real estate taxes increased by $239, or 19.4%, to $1,473 for the three months ended March 31, 1996, from $1,234 in the same period for 1995. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense increased by $782, or 21.7%, to $4,387 for the three months ended March 31, 1996, compared to $3,605 for 1995. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 2 - COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

- --------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31
- --------------------------------------------------------------------------------
                                                      1996                1995
                                                    ----------------------------
Building and improvements                            $2,228              $1,918
Land improvements                                       479                 335
Tenant improvements                                   1,106                 833
Furniture and fixtures                                  156                 108
Leasing commissions(1)                                  418                 411
                                                     ------              ------
     Total                                           $4,387              $3,605
                                                     ------              ------
                                                     ------              ------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

TABLE 3 - COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

- --------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED MARCH 31
- --------------------------------------------------------------------------------
                                                      1996                1995
                                                     ---------------------------
Interest incurred                                    $5,641              $4,212
Interest capitalized                                  (613)               (581)
Interest earned on interest rate protection
     contracts                                         (84)               (243)
Amortization of deferred financing costs                793                 749
Amortization of interest rate protection
     contracts                                          319                 319
                                                     ------              ------
     Total                                           $6,056              $4,456
                                                     ------              ------
                                                     ------              ------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

As shown in TABLE 3, interest expense for the three months ended March 31, 1996, increased by $1,600, or 35.9%, to $6,056 compared to $4,456 for the same period in 1995. This increase is primarily the result of an increase of $72,541 in total debt outstanding at March 31, 1996 compared to total debt outstanding at March 31, 1995. Also reflected in the increase was increased amortization of deferred financing costs of $44; a decrease in interest earned from interest rate protection contracts of $159; and an increase in the amount of interest capitalized in connection with new development projects of $32. The weighted average interest rate for bonds and notes payable at March 31, 1996 and 1995 was 7.15% and 7.78%, respectively.

Other charges increased by $423, or 189.7%, to $646 for the three months ended March 31, 1996 compared to $223 for the same period in 1995. This increase reflects higher provisions for uncollectible accounts receivable and potentially unsuccessful pre-development efforts of $167 and $65, respectively, as well as increases in marketing costs and miscellaneous operating expenses of $111 and $80, respectively.

In connection with re-leasing space to new merchants, the Company incurred $19 and $162 in capital expenditures during the three months ended March 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

For the three months ended March 31, 1996, net cash provided by operating activities was $9,219. Cash used in investing activities was $11,748 for the three months ended March 31, 1996. The primary use of these funds was for costs associated with the development and construction of two new factory outlet centers and seven expansions of existing factory outlet centers scheduled to open during the remainder of 1996; costs associated with the completion of two factory outlet centers and three expansions opened during 1995; and costs for pre-development activities associated with future developments. Net cash used in financing activities was $9,809 for the three months ended March 31, 1996. The principal uses of these funds were the payment of certain deferred financing costs of $1,679, including $1,277 to a financial institution in connection with proposed financing activities; distributions to minority interests (including distributions to the limited partner unit holders) of $2,112; and preferred and common stock distributions of $6,084.

On March 2, 1995, the Company closed on a $160,000 revolving loan (the "Revolving Loan") with Nomura Capital Asset Corporation ("Nomura"). The Revolving Loan bears interest at 30-day LIBOR plus 2.25%, requires monthly interest-only payments and matures on December 31, 1996. The Company can extend the maturity of the Revolving Loan for a period of one year subject to its satisfaction of certain financial loan covenants. The Revolving Loan is guaranteed by the Operating Partnership and seven property partnerships, and is cross-collateralized by first mortgages on seven factory outlet centers and certain related assets. The Revolving Loan prohibits additional collateralized indebtedness on these properties and requires compliance with certain monetary and non-monetary covenants. The Revolving Loan agreement contains certain covenants regarding the payment of distributions and dividends if at any date the debt service coverage ratio, as defined, falls below a minimum threshold.
As of March 31, 1996, the Company was in compliance with monetary, non-monetary and debt service coverage covenants. The principal balance outstanding under the Revolving Loan at March 31, 1996 was $145,478 and the interest rate was 7.56%.

The amount available to be drawn by the Company under the Revolving Loan at any time during the term of the facility is calculated based upon the net cash flow from the collateral, as defined. The collateral pool of the Revolving Loan can be expanded, subject to lender approval, by adding properties, including properties under development, that satisfy certain criteria relating to, among other things, the level of executed leases and the amount of projected net cash flow. At March 31, 1996, the Revolving Loan was fully drawn based on executed leases and projected net cash flow of the collateral, as defined. Management intends to use a portion of the net proceeds of approximately $27,408 from an anticipated common stock offering (the "Common Stock Offering") to repay outstanding borrowings under the Revolving Loan.

On July 11, 1995, the Company obtained a $10,000 unsecured corporate line of credit (the "Corporate Line") from a financial institution. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears interest at 30-day LIBOR plus 2.50% and matures on July 11, 1996. No amounts were outstanding at March 31, 1996 under the Corporate Line.

On December 18, 1995, the Company obtained from Nomura a $35,000 interim loan (the "Interim Loan") collateralized by second mortgages on two existing factory outlet centers. The Interim Loan bears interest at 30-day LIBOR plus 2.25%, matures on July 31, 1996, and requires monthly interest-only payments prior to maturity. The principal balance outstanding at March 31, 1996 was $10,000. The Interim Loan will be repaid from proceeds of the First Mortgage Loan (as defined below).

On December 18, 1995, the Company also obtained from Nomura a commitment for a ten-year $233,000 first mortgage loan (the "First Mortgage Loan"). The First Mortgage Loan will bear a fixed rate of interest that is expected to approximate 8.90%, depending on the level of proceeds drawn on the facility, and will require monthly principal and interest payments pursuant to a 25-year amortization schedule. The Company shall have the option of extending the First Mortgage Loan for an additional 15 years beyond the ten-year term, though during such 15-year period the rate of interest shall be approximately 13.90% and 100% of the cash flow from the properties collateralizing such loan shall be applied to the prepayment of principal. The Company can elect to fix the interest rate on the loan facility at any time prior to the expected closing of the facility in July 1996. The First Mortgage Loan will be cross-collateralized by mortgages encumbering nine existing factory outlet centers, including three factory outlet centers collateralizing the Revolving Loan at March 31, 1996. Approximately $91,000 of the net proceeds from the First Mortgage Loan will be used to repay the Revolving Loan. In addition, approximately $97,000 will be used to repay outstanding borrowings and pay related prepayment fees under the Company's six-year variable-rate loan facility. The variable-rate loan facility was closed in June 1994 and may not be prepaid on or prior to July 1, 1996. As of March 31, 1996, a principal balance of $97,309 was outstanding under the variable-rate loan facility.

On December 18, 1995, the Company also obtained from Nomura a commitment for a five-year $22,500 term loan (the "Term Loan") which is expected to close simultaneously with the First Mortgage Loan. The Term Loan will bear interest at 30-day LIBOR plus 5.00% and requires interest-only payments during the first twelve months and then will be fully amortizing over the balance of the term. The Term Loan will be collateralized by a pledge of the excess cash flow from the nine existing factory outlet centers collateralizing the First Mortgage Loan.

After loan repayments and transaction costs, the First Mortgage Loan and the Term Loan are expected to provide approximately $52,000 of net proceeds. Under the terms of the First Mortgage Loan, approximately $25,000 of such excess proceeds may only be used to fund expansion of the nine factory outlet centers collateralizing such facility. The balance of such excess proceeds will be used for general corporate purposes and to fund, in part, the expected development costs for new factory outlet centers and additional expansions which the Company expects to construct and open in 1996 and 1997. Upon closing on the First Mortgage Loan and the Term Loan, the Company will incur a loss of approximately $6,149. Management intends to redesignate approximately $70,000 of the total notional amount of the interest rate protection contracts in July 1996 to hedge other long-term variable-rate indebtedness. The remaining notional balance of the interest rate protection contracts will be terminated. The estimated loss of approximately $6,149 includes the estimated unamortized cost of the interest rate protection contracts of $3,695 as of July 31, 1996, debt prepayment penalties of $822 and other deferred financing costs of $3,088, less the fair value of the remaining interest rate protection contracts of $1,456 based on their fair value at March 31, 1996. The future fair value of interest rate protection contracts is susceptible to valuation fluctuations based on market changes in interest rates and the maturity date of the underlying contracts. In the event the First Mortgage Loan and Term Loan do not close prior to August 1, 1996, the Company will incur a charge to earnings of approximately $3,250 relating to non-refundable financing fees paid in connection with such proposed financings.

Effective December 31, 1995, the Company's $16,000 fixed rate mortgage loan that was scheduled to mature on that date was modified to extend the maturity date to July 31, 1996 at a fixed rate of interest at 8.00%. On January 30, 1996, the Company obtained from a commercial mortgage company a commitment for a mortgage loan in an amount not to exceed $7,000 for an eight-year term (the "Refinancing Loan"). The Refinancing Loan will bear a fixed interest rate based on eight-year Treasury notes plus 2.60% and requires monthly principal and interest payments based on a 16-year amortization schedule. The Company intends to close on the Refinancing Loan by July 31, 1996 with approximately $9,000 of the net proceeds from the First Mortgage Loan.

PLANNED DEVELOPMENT

Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions of certain existing factory outlet centers. The Company expects to open between approximately 700,000 and 900,000 square feet of GLA during 1996. Of this amount, approximately 440,000 square feet relates to the development of two new factory outlet centers and the balance relates to planned expansions of existing factory outlet centers. At March 31, 1996, the aggregate remaining capital expenditures for the new factory outlet centers and expansions expected to open in 1996 ranged between approximately $75,000 and $95,000. The aggregate remaining capital expenditures for new factory outlet centers and expansions opened during the year ended December 31, 1995 (aggregating 949,000 square feet of GLA) approximated $7,000.


TABLE 4 - FACTORY OUTLET CENTERS AND EXPANSIONS UNDER CONSTRUCTION(1)

TABLE 4 summarizes the projected opening dates and total GLA of the factory outlet centers and expansions of existing centers under construction as of April 30, 1996. The total estimated construction cost for such projects is approximately $67,400.

- --------------------------------------------------------------------------------
                                                        PROJECTED
 PROJECT                         LOCATION       PHASE  OPENING DATE       GLA
- --------------------------------------------------------------------------------
 Buckeye Factory Shops        Medina County, OH   I    November 1996    205,000
 Carolina Factory Shops       Gaffney, SC         I    November 1996    235,000
   Total New Centers under                                              -------
      Construction                                                      440,000

 Arizona Factory Shops        Phoenix, AZ         II   4th Quarter       95,000
 Ohio Factory Shops           Jeffersonville, OH  IIIA 3rd Quarter       35,000
 Indiana Factory Shops        Daleville, IN       IIA  4th Quarter       28,000
 Triangle Factory Shops       Raleigh-Durham, NC  IIA  3rd Quarter        6,000
                                                                        -------
   Total Expansions under
      Construction                                                      164,000
                                                                        -------
   Total New Centers and
      Expansions under Construction                                     604,000
                                                                        -------
                                                                        -------

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

NOTE:
(1) No assurance can be given that these factory outlet centers will be opened on schedule with the indicated GLA. Additionally, no assurance can be given that the estimated construction costs will not be exceeded.

Management believes that the Company has sufficient capital and capital commitments to fund the remaining development costs associated with the 1995 openings and the openings planned for 1996. These funding requirements are expected to be met, in large part, with the proceeds of the First Mortgage Loan, the Revolving Loan, the Term Loan, the Corporate Line, the Common Stock Offering and funding commitments from two development joint ventures with an unrelated third party. There can be no assurance that the Company will be successful in consummating the First Mortgage Loan and the Term Loan. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

With regard to planned new factory outlet centers and expansions scheduled to open in 1997, which are expected to contain approximately 800,000 square feet of GLA in the aggregate, at a total development cost of approximately $88,000, the Company expects to fund approximately 37% of these new projects through joint ventures with an unrelated third party. The Company expects to fund the development cost for the balance of its new 1997 projects from:
(a) approximately 70% to 75% of cost from proceeds available on line of credit facilities, and (b) the balance of cost (25% to 30%) from a variety of potential sources, including excess proceeds from securitized loan transactions, retained cash flow from operations, and the potential sale of common or preferred equity in the public or private capital markets. As of March 31, 1996, there were no material commitments with regard to the 1997 planned development activity.

DEBT REPAYMENTS AND PREFERRED STOCK DIVIDENDS

The Company's aggregate indebtedness was $306,020 and $305,954 at March 31, 1996 and December 31, 1995, respectively. At March 31, 1996, such indebtedness had a weighted average maturity of 3.8 years and bore interest at a weighted average interest rate of 7.15% per annum. At March 31, 1996, $24,984, or 8.2%, of such indebtedness bore interest at fixed rates and $281,036, or 91.8%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable rates.

At March 31, 1996, the Company held interest rate protection contracts on $28,250 of floating rate tax-exempt indebtedness and $97,309 of other floating rate indebtedness (or approximately 44.7% of its total floating rate indebtedness). These contracts expire in 1999 and 2000, respectively. In addition, the Company held additional interest rate protection contracts on $43,900 of the $97,309 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates.

The Company's ratio of debt to total market capitalization (defined as total long term debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Stock, assuming the full exchange of Common Units into Common Stock; (b) the aggregate market value of the outstanding shares of Convertible Preferred Stock; (c) the aggregate liquidation preference of the Senior Preferred Stock at $25.00 per share; and (d) the total long-term debt of the Company) was 49.3% at March 31, 1996.

The Company is obligated to repay $172,834 of mortgage indebtedness during the remainder of 1996. The Company may extend for one year the term of its Revolving Loan which is currently scheduled to expire on December 31, 1996. Annualized cumulative dividends on the Company's Senior Preferred Stock and Convertible Preferred Stock are $6,037 and $14,907, respectively. These dividends are payable quarterly, in arrears.

The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources, including proceeds from debt refinancing, will be sufficient to satisfy its debt service obligations, expected dividend requirements and operating cash needs for the next year.

ECONOMIC CONDITIONS

Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At March 31, 1996, the Company maintained interest rate protection contracts to protect against increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Dividends").

The Company intends to reduce operating and leasing risks by managing its existing portfolio of properties with the goal of improving its tenant mix, rental rates and lease terms and attracting high fashion, upscale manufacturers and national brand-name manufacturers as merchants.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996 and had no effect on the consolidated financial statements of the Company.

FUNDS FROM OPERATIONS

Management believes that to facilitate a clear understanding of the Company's operating results, Funds from Operations ("FFO") should be considered in conjunction with net income (loss) presented in accordance with GAAP. FFO is defined as net income (loss) (determined in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures.

The Company generally considers FFO an appropriate measure of performance of an equity real estate investment trust. Historical FFO may or may not be indicative of future FFO. FFO does not represent cash generated from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income), is not necessarily indicative of cash flow available to fund cash needs and should not be considered an alternative to net income or other GAAP measures as an indication of the Company's performance or an alternative to cash flow as a measure of liquidity or the ability to service debt or pay dividends.

The Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies.

In March 1995, the National Association of Real Estate Investment Trusts established guidelines clarifying the definition of FFO (as modified, the "New Definition"). The Company now reports both the old definition and the New Definition. For the Company, the primary impact of adopting the New Definition will be a reduction in FFO since the amortization of capitalized debt costs and depreciation of non-real estate assets are not added back to income before allocations to minority interests and preferred shareholders. TABLE 5 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO, under both the old definition and the New Definition, for the three months ended March 31, 1996 and 1995. FFO (old definition) increased $883, or 11.0%, to $8,916 for the three months ended March 31, 1996 from $8,033 for the three months ended March 31, 1995. This increase is primarily attributable to the Portfolio Expansion.

TABLE 5 - FUNDS FROM OPERATIONS

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                    THREE MONTHS ENDED MARCH 31
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                  1996                1995                1996                1995
                                                                --------------------------------------------------------------------
                                                                     (OLD DEFINITION)                       (NEW DEFINITION)
Income before allocations to minority interests and
  preferred shareholders                                        $3,057              $3,142              $3,057              $3,142
FFO ADJUSTMENTS:
  Depreciation and amortization                                  4,387               3,605               4,231               3,497
  Amortization of deferred financing costs and
    interest rate protection contracts                           1,112               1,068                   -                   -
  Unconsolidated joint venture adjustments(1)                      360                 218                 327                 210
                                                                 -----               -----               -----               -----
FFO before allocations to minority interests and
  preferred shareholders                                        $8,916              $8,033              $7,615              $6,849
                                                                 -----               -----               -----               -----
                                                                 -----               -----               -----               -----

- ------------------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------------------


NOTE:
(1) Includes net preferential partner distributions received from a joint venture partnership of $81 for the three months ended March 31, 1995.

PART II:  OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits or Reports on Form 8-K

          (a)  The following exhibits are included in this Form 10-Q:

               None

          (b)  Reports on Form 8-K:

               On January 11, 1996, the Company filed a Current Report on Form 8-K, dated December 18, 1995, reporting that the Company obtained loan commitments totaling $255.5 million from Nomura Asset Capital Corporation.

               On February 26, 1996, the Company filed a Current Report on Form 8-K reporting that the Company filed a registration statement to raise $25 million of common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PRIME RETAIL, INC.
                                        Registrant



Date:    May 10, 1996                   /s/ Abraham Rosenthal
       ----------------------------     ------------------------------
                                        Abraham Rosenthal
                                        Chief Executive Officer





Date:    May 10, 1996                   /s/ Robert P. Mulreaney
       ----------------------------     ------------------------------
                                        Robert P. Mulreaney
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Treasurer