Form 10-Q
period 1996-06-30
PRIME RETAIL INC
filed 1996-08-13
CIK 911708

                                    United States
                          Securities and Exchange Commission
                               Washington, D.C.  20549


                                      FORM 10-Q

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996

                                          or

    [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934, for the Transition Period From
         _________________________ to _______________________.

Commission file number        0-23616
                        ---------------------

                                  PRIME RETAIL, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Maryland                                      52-1836258
- -----------------------------------       -------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

       100 East Pratt Street
       Nineteenth Floor
       Baltimore, Maryland                                    21202
- ----------------------------------------    ------------------------------------
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

Yes   X  No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of August 9, 1996, the issuer had outstanding 13,404,651 shares of Common Stock, $.01 par value per share.

                                  PRIME RETAIL, INC.
                                      FORM 10-Q


                                        INDEX


                                                                          PAGE
                                                                          ----
PART I:  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

    Consolidated Balance Sheets of Prime Retail, Inc.
    as of June 30, 1996 and December 31, 1995.                              1

    Consolidated Statements of Operations of Prime
    Retail, Inc. for the three and six months ended
    June 30, 1996 and 1995.                                                 2

    Consolidated Statements of Cash Flows of Prime
    Retail, Inc. for the six months ended June 30, 1996
    and 1995.                                                               3

    Notes to the Consolidated Financial Statements
    of Prime Retail, Inc.                                                   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                9


PART II:  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                               25
ITEM 2.    CHANGES IN SECURITIES                                           25
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                 25
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             25
ITEM 5.    OTHER INFORMATION                                               26
ITEM 6.    EXHIBITS OR REPORTS ON FORM 8-K                                 26

SIGNATURES                                                                 27

PART I: FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                  PRIME RETAIL, INC.

                             CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE INFORMATION)


- --------------------------------------------------------------------------------
                                               JUNE 30, 1996  DECEMBER 31, 1995
- --------------------------------------------------------------------------------
ASSETS:
Investment in rental property:
    Land                                           $  35,370         $  35,370
    Buildings and improvements                       406,992           403,542
    Property under development                        36,588            12,165
    Furniture and equipment                            3,662             3,403
                                                   ---------         ---------
                                                     482,612           454,480
    Accumulated depreciation                         (48,272)          (40,190)
                                                   ---------         ---------
                                                     434,340           414,290
Cash and cash equivalents                              4,040            14,927
Restricted cash                                        2,310             2,230
Accounts receivable, net                               6,588             8,751
Deferred charges, net                                  8,620            18,136
Due from affiliates, net                               1,298             1,194
Investment in partnerships                             2,822             2,258
Other assets                                             774               619
                                                   ---------         ---------
    Total assets                                    $460,792          $462,405
                                                   ---------         ---------
                                                   ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Bonds payable                                      $  32,900         $  32,900
Notes payable                                        285,877           273,054
Accrued interest                                       3,156             3,034
Real estate taxes payable                              3,260             3,142
Construction costs payable                             9,829             5,796
Accounts payable and other liabilities                14,654             8,539
                                                   ---------         ---------
    Total liabilities                                349,676           326,465

Minority interests                                       430            14,456

Shareholders' equity:
    Shares of preferred stock, 24,315,000
     shares authorized: 2,300,000 shares of
      10.5% Series  A Senior Cumulative
      Preferred Stock, $0.01 par value
      (liquidation preference of $57,500),
      issued and outstanding                              23                23
    8.5% Series B Cumulative Participating
      Convertible Preferred Stock, $0.01 par
      value (liquidation preference of $70,150
      and $175,375, respectively), 2,806,000
      and 7,015,000 shares issued and
      outstanding, respectively                           28                70
    Shares of common stock, 75,000,000
     shares authorized:  Common stock, $0.01
      par value, 9,609,323 and 2,875,000 shares
      issued and outstanding, respectively                96                29
    Additional paid-in capital                       126,453           128,275
    Distributions in excess of net income            (15,914)           (6,913)
                                                   ---------         ---------
      Total shareholders' equity                     110,686           121,484
                                                   ---------         ---------

      Total liabilities and shareholders'
       equity                                       $460,792          $462,405
                                                   ---------         ---------
                                                   ---------         ---------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  PRIME RETAIL, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

- ----------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS                         SIX MONTHS
                                                              ENDED JUNE 30                       ENDED JUNE 30
                                                    ---------------------------         ------------------------------
                                                        1996              1995              1996              1995
- ----------------------------------------------------------------------------------------------------------------------
REVENUES:
Base rents                                           $12,786           $10,956           $25,530           $21,628
Percentage rents                                         368               327               811               728
Tenant reimbursements                                  5,895             5,548            12,034            10,421
Income from investment partnerships                      168               657               609               787
Interest and other                                       933             1,302             2,297             2,500
                                                     -------           -------           -------           -------
    Total revenues                                    20,150            18,790            41,281            36,064

EXPENSES:
Property operating                                     4,796             4,044             9,415             7,814
Real estate taxes                                      1,012             1,545             2,485             2,779
Depreciation and amortization                          4,612             3,739             8,999             7,344
Corporate general and administrative                     966               692             1,859             1,536
Interest                                               6,148             5,022            12,204             9,478
Other charges                                          6,566               685             7,212               908
                                                     -------           -------           -------           -------
    Total expenses                                    24,100            15,727            42,174            29,859
                                                     -------           -------           -------           -------

INCOME (LOSS) BEFORE MINORITY INTERESTS AND
    EXTRAORDINARY ITEM                                (3,950)            3,063              (893)            6,205

Loss allocated to minority interests                   1,731             1,395             3,208             2,861
                                                     -------           -------           -------           -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM               (2,219)            4,458             2,315             9,066
Extraordinary item -- loss on early
    extinguishment of debt, net of
    minority interests in the amount of $3,263        (1,017)               --            (1,017)               --
                                                     -------           -------           -------           -------
NET INCOME (LOSS)                                     (3,236)            4,458             1,298             9,066
Income allocated to preferred shareholders             3,000             5,236             8,236            10,472
                                                     -------           -------           -------           -------

NET LOSS APPLICABLE TO COMMON SHARES                 $(6,236)          $  (778)          $(6,938)          $(1,406)
                                                     -------           -------           -------           -------
                                                     -------           -------           -------           -------

PER COMMON SHARE:
    Loss before extraordinary item                   $ (1.65)          $ (0.27)          $ (1.96)          $ (0.49)
    Extraordinary item                                 (0.32)               --             (0.34)               --
                                                     -------           -------           -------           -------
    Net loss                                         $ (1.97)          $ (0.27)          $ (2.30)          $ (0.49)
                                                     -------           -------           -------           -------
                                                     -------           -------           -------           -------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             3,171             2,875             3,023             2,875
                                                     -------           -------           -------           -------
                                                     -------           -------           -------           -------

- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  PRIME RETAIL, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)

 -------------------------------------------------------------------------------------------------
                                                                        SIX MONTHS ENDED JUNE 30
                                                                        -------------------------
                                                                           1996           1995
- -------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                             $  1,298       $  9,066
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Loss allocated to minority interests                                 (3,208)        (2,861)
    Extraordinary loss for early retirement of debt                       1,017             --
    Write-off of financing costs                                          6,131             --
    Depreciation and amortization                                         8,999          7,344
    Amortization of deferred financing costs and
      interest rate protection contracts                                  2,249          2,206
    Equity earnings in excess of cash distributions from
      joint ventures                                                         79           (602)
    Provision for uncollectible accounts receivable                         281             67
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                            1,882            (60)
    Increase in due from affiliates, net                                   (104)        (1,328)
    Increase in other assets                                               (863)          (698)
    Increase in accrued interest                                            122            829
    Increase in accounts payable and other liabilities                    1,702          2,926
                                                                       --------        -------
       Net cash provided by operating activities                         19,585         16,889

INVESTING ACTIVITIES:
Purchase of land                                                             --         (3,076)
Purchase of buildings and improvements                                   (3,704)       (26,427)
Increase in property under development                                  (20,235)        (7,289)
Deferred leasing commissions                                                (21)          (265)
                                                                       --------        -------
    Cash used in investing activities                                   (23,960)       (37,057)

FINANCING ACTIVITIES:
Proceeds from notes payable                                              14,700         89,225
Principal repayments on notes payable                                    (1,877)       (52,798)
Deferred financing fees                                                  (2,873)        (1,679)
Distributions and dividends paid                                        (12,170)       (12,168)
Distributions to minority interests                                      (4,292)        (2,364)
                                                                       --------        -------
    Net cash (used in) provided by financing activities                  (6,512)        20,216
                                                                       --------        -------
Increase (decrease) in cash and cash equivalents                        (10,887)            48
Cash and cash equivalents at beginning of period                         14,927          2,959
                                                                       --------        -------
Cash and cash equivalents at end of period                            $   4,040      $   3,007
                                                                       --------        -------
                                                                       --------        -------
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                  PRIME RETAIL, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND UNIT INFORMATION)

NOTE 1 -- INTERIM FINANCIAL PRESENTATION

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

NOTE 2 -- EXCHANGE OFFER AND SECONDARY COMMON STOCK OFFERING

On June 27, 1996, the Company completed a registered exchange offer (the "Exchange Offer") to exchange shares of its Common Stock for up to 4,209,000 shares, or 60%, of its outstanding 8.5% Series B Cumulative Participating Convertible Preferred Stock (the "Convertible Preferred Stock"). The Company received tender offers for 4,648,650 shares, or approximately 66.27%, of the Convertible Preferred Stock. A proration factor was applied to each share of Convertible Preferred Stock validly tendered by holders, and on June 27, 1996, the Company issued 6,734,323 shares of its Common Stock. In connection with the Exchange Offer, certain affiliates of the Company who are limited partners of the Operating Partnership (the "Limited Partners") contributed to the Operating Partnership 625,000 common units for cancellation.

On June 26, 1996, the Company's board of directors approved a special cash distribution (the "Special Cash Distribution") on its Common Stock of $1,393, or $0.145 per common share, to holders of record on June 27, 1996. The Special Cash Distribution was paid on July 15, 1996. The Limited Partners were not entitled to receive and did not receive any portion of the Special Cash Distribution.

On July 3, 1996, the Company completed a secondary offering of its Common Stock to the public by issuing 3,795,328 shares at $11.375 per share (the "Common Stock Offering"). Of the total offering, 3,705,000 shares were sold by the Company and 90,328 shares were sold by a selling stockholder. The Company received net proceeds from the Common Stock Offering of $38,928 that were used to repay outstanding indebtedness.

A summary of the holders of the Series A preferred units, Series B convertible preferred units and common units after giving effect to the Exchange Offer and Common Stock Offering follows:

                                                                       NUMBER OF UNITS
                                                          -------------------------------------------
HOLDER                                                     SERIES A        SERIES B         COMMON
- -----------------------------------------------------------------------------------------------------
Prime Retail, Inc.                                        2,300,000        2,806,000      13,404,651
The Prime Group, Inc. ("PGI") and management(1)                  --               --       8,505,472
                                                          ---------        ---------      ----------
                                                          2,300,000        2,806,000      21,910,123
                                                          ---------        ---------      ----------
                                                          ---------        ---------      ----------


NOTE:
(1) Includes 742,180 units beneficially owned by management and 4,091,255 units beneficially owned by certain executive officers based on their ownership interests in PGI.

NOTE 3 -- INVESTMENT IN PARTNERSHIPS

On May 6, 1996, the Company and the Company's joint venture partner (together with its affiliates, the "Grove City Partner") entered into a purchase agreement (the "Grove City Purchase Agreement") pursuant to which the Company has agreed, subject to certain conditions, to purchase on or before February 28, 1997 all of the Grove City Partner's ownership interest in Grove City Factory Shops Partnership, the property partnership which owns Grove City Factory Shops. Following the completion of such transaction, the Company will own 100% of Grove City Factory Shops Partnership. As consideration for the Grove City Partner's partnership interest, the Company has agreed, at closing, to pay $8,000 in cash to the Grove City Partner and to repay all of the then outstanding indebtedness secured by Grove City Factory Shops, which indebtedness is owed to the Grove City Partner by the Grove City Factory Shops Partnership.

Under the Grove City Purchase Agreement, if the Company breaches any material representation, warranty, covenant or agreement or if the Company defaults under the Grove City Purchase Agreement, the Company is obligated to pay liquidated damages to the Grove City Partner in the amount of $2,000. In the event the Grove City Purchase Agreement is terminated for any reason other than by reason of the Grove City Partner's default thereunder or a condemnation of or casualty to this property, the Grove City Partner will be entitled to the first $8,000 of the proceeds of any subsequent sale of the property (after payment of outstanding indebtedness and return of capital contributions with respect to Phase IV). The Company will be entitled to receive the next $8,000 of such proceeds and the balance of such proceeds, if any, will be distributed pro rata between the Company and the Grove City Partner based on their respective ownership interests in the Grove City Factory Shops Partnership. No assurance can be given that conditions to the Grove City Purchase

Agreement will be met or that such purchase will be completed. Specifically, because the Company has not yet secured commitments to finance such transaction, management does not currently believe that the consummation of the Grove City Purchase Agreement is currently probable.

NOTE 4 -- BONDS AND NOTES PAYABLE

On January 30, 1996, the Company obtained from a commercial mortgage company a commitment for a mortgage loan in the amount of $7,000 for an eight-year term (the "Refinancing Loan"). The Refinancing Loan bears interest at a fixed rate of 9.375%, requires monthly principal and interest payments based on a 16-year amortization schedule, matures on March 1, 2004 and is collateralized by property in Lombard, IL. The Company closed on the Refinancing Loan on August 1, 1996 and received net proceeds of $6,807 that were used for working capital purposes.

On June 5, 1996, the Company entered into a binding loan commitment (the "1996 Nomura Loan Commitment") with Nomura Asset Capital Corporation ("Nomura") which provides for, among other things, (i) a variable-rate seven-year cross-collateralized first mortgage loan (the "First Mortgage Loan") in the principal amount of $226,500 and (ii) a variable-rate seven-year cross-collateralized second mortgage loan (the "Mezzanine Mortgage Loan") in the principal amount of $33,500. The First Mortgage Loan will bear a variable-rate of interest equal to the London Interbank offered rate for thirty (30) day deposits in U.S. dollars ("30-day LIBOR") plus 1.31%. The Mezzanine Mortgage Loan bears a variable-rate of interest equal to 30-day LIBOR plus 3.25%. The First Mortgage Loan and the Mezzanine Mortgage Loan are expected to be advanced and securitized by Nomura on or before September 30, 1996 (the "Securitization Closing Date"). After the Securitization Closing Date, the First Mortgage Loan will require monthly payments of principal and interest based on a thirty-year amortization of principal and the Mezzanine Mortgage Loan will require monthly payments of principal and interest based on the full amortization of principal within seven years. The First Mortgage Loan and the Mezzanine Mortgage Loan will be cross-collateralized by senior and junior mortgages, respectively, encumbering thirteen of the Company's existing factory outlet centers.

On August 1, 1996, the Company closed on the refinancing of the existing credit facilities with Nomura (the "Amended Credit Facilities"). The Amended Credit Facilities provided an aggregate of $253,000 of financing to the Company on the same economic terms as those of the First Mortgage Loan and the Mezzanine Mortgage Loan that were applicable under the 1996 Nomura Loan Commitment for the period prior to the Securitization Closing Date. The Amended Credit Facilities were utilized (i) to refinance $151,323 which was outstanding under the existing credit facilities, (ii) to refinance $97,411 which was outstanding under a securitized mortgage loan, (iii) to pay loan fees and transaction costs of $3,600, and (iv) for working capital purposes. Under the terms of the refinancing, the Amended Credit Facilities consist of two notes, one in the amount of $218,000 and the other in the amount of $35,000. Each note requires monthly payments of interest-only at a rate equal to 30-day LIBOR plus 1.513%. The Amended Credit Facilities are required to be repaid in full in connection with the closing of the First Mortgage Loan and the Mezzanine Mortgage Loan. If the First Mortgage Loan and the Mezzanine Mortgage Loan are not advanced by September 30, 1996, the interest rate on the Amended Credit Facilities will increase to a rate equal to 30-day LIBOR plus 1.717%.

In connection with the commitment to provide the First Mortgage Loan and the Mezzanine Mortgage Loan, the Company and Nomura have agreed that, subject to certain conditions, the Company and Nomura will share the risks or rewards, as the case may be, with regard to the securitization of the First Mortgage Loan. If the actual interest rate spread over 30-day LIBOR deviates from 1.24% for the Senior Certificates (as defined below), the appropriate party will make a payment to the other based on the present value of such deviation applied against the principal balance of the Senior Certificates. If the Securitization Closing Date does not occur by February 1, 1997, Nomura may demand payment of the Amended Credit Facilities in full six months after delivery of such demand notice. It is anticipated that the First Mortgage Loan will be securitized at investment grade levels through the issuance of Real Estate Mortgage Investment Company ("REMIC") certificates (the "Senior Certificates") and the Mezzanine Mortgage Loan will be securitized through the issuance of REMIC certificates or another acceptable securitization vehicle (the "Junior Certificates"). After securitization, the Company will be required to purchase interest rate protection contracts for the seven-year term of such loans and for the principal amount of the Senior Certificates. In addition, prior to the securitization, the Company is required to purchase interest rate protection contracts with regard to the Amended Credit Facilities when and if 30-day LIBOR exceeds 6.50%. At August 8, 1996, 30-day LIBOR was 5.44%. It is estimated that the proceeds from the sale of the Senior Certificates and the Junior Certificates and the proceeds from the cash flow loan (described below) will approximate $260,000. In the event that loan proceeds available from the Senior Certificates and the Junior Certificates are less than $260,000, Nomura has agreed to provide, subject to certain conditions (including the consent of the applicable rating agencies), a loan based on the cash flow of the property partnerships which own the thirteen factory outlet centers in the principal amount of the difference between $260,000 and such loan proceeds. In the event that the net cash flow from the thirteen outlet centers is less than a mutually agreed upon amount and the securitization results in proceeds of less than the amount required to repay the Amended Credit Facilities and to pay all other costs and expenses due in connection with the closing of the First Mortgage Loan and the Mezzanine Mortgage Loan, the Company will be required to fund such difference at the closing of the securitization. The Company intends to purchase the Junior Certificates with the proceeds of a financing provided through a Nomura repurchase agreement (the "Repo Financing"). The Repo Financing will require monthly payments of interest-only and will be for a term of two years and will be recourse to the Operating Partnership. The Repo Financing will be subject to daily mark-to-market and margin calls. Interest will be payable for 75% of the market value of the Junior Certificates (which at date of inception shall be par value) at the rate of 30-day LIBOR plus 1.95% and for the balance of the market value of the Junior Certificates (which at date of inception shall be par value) at the rate of 30-day LIBOR plus 7.0%. The weighted average annual interest rate (including the estimated annual amortization of interest rate protection contracts) on the $260,000 of securitized loans based on a seven-year term of such loans is initially expected to be approximately 7.66%.

Under the terms of the 1996 Nomura Loan Commitment, the Company and the lender can agree to elect a five-year term with respect to the Senior Certificates at an interest rate spread of 1.10% over 30-day LIBOR. If the five-year term option is completed at the time of securitization, the weighted average annual interest rate (including the estimated annual amortization of interest rate protection contracts) on the $260,000 of securitized loans is initially expected to be approximately 7.46%.

The Company will account for the payment/receipt with respect to the sharing of the risks and rewards associated with the interest rate spread on the Senior Certificates as a deferred asset/liability. The deferred asset/liability will be amortized as a component of interest expense as an adjustment to the cost of the borrowings over the term of the Senior Certificates.

Upon terms acceptable to the Company and the rating agencies involved in the securitization, an amount between $25,000 to $50,000 in addition to the $260,000 of securitized loans may be raised by the securitization and, if so, will be held in escrow by Nomura. These funds may be drawn upon by the Company, subject to the satisfaction of certain objective standards acceptable to the Company and such rating agencies, after completion of construction of, and opening for business in, expansions at the thirteen mortgaged outlet centers.

The Company's existing $160,000 loan (the "Revolving Loan") with Nomura will not be terminated as a result of the transactions contemplated by the 1996 Nomura Loan Commitment, however, the collateral that was pledged thereunder will be released and pledged to Nomura under the First Mortgage Loan and the Mezzanine Mortgage Loan. The Revolving Loan will be available, subject to sufficient collateral being pledged to Nomura, for acquisitions, expansions and new outlet centers.

In connection with the execution of the binding 1996 Nomura Loan Commitment, the Company incurred a nonrecurring charge and extraordinary loss of $6,131 and $4,280, respectively, during the three months ended June 30, 1996. The nonrecurring loss results from (i) the termination of previously obtained financing commitments from Nomura for which the Company paid $3,250 in nonrefundable financing fees, (ii) the unamortized cost of certain interest rate protection contracts of $3,696 and (iii) other nonrefundable deferred financing costs of $1,425, less the estimated fair market value of the interest rate protection contracts of $2,240 based on their fair market value at May 31, 1996. The extraordinary loss results from (i) the write-off of unamortized deferred financing costs of $3,458 relating to the early extinguishment of debt and (ii) debt prepayment penalties of $822.

On July 8, 1996, the Company obtained from a financial institution a commitment for a construction mortgage loan in an amount not to exceed the lesser of $20,000 or sixty-five percent (65%) of the appraised value of the underlying collateral (as defined) (the "Construction Mortgage Loan"). The Construction Mortgage Loan will (i) bear a variable interest rate at the financial institution's prime rate or, at the Company's option, a LIBOR index, (ii) mature two years after closing on the Construction Mortgage Loan and, (iii) require monthly interest-only payments. The Construction Mortgage Loan will be collateralized by a factory outlet center under construction in Gaffney, South Carolina. The Construction Mortgage Loan will be subject to certain leasing and cash contribution restrictions prior to the disbursement of loan proceeds. No loan proceeds have been disbursed as of August 8, 1996.

NOTE 5 -- LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes that losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

The Company was a defendant in a lawsuit filed on June 14, 1995 in the U.S. District Court for the Northern District of West Virginia whereby the plaintiffs alleged that the Company breached a confidentiality agreement entered into by the Predecessor and the plaintiffs in connection with the proposed purchase during 1993 of a factory outlet center in Martinsburg, West Virginia. On July 26, 1996, the U.S. District Court for the Northern District of West Virginia, after the plaintiffs completed the presentation of their case, issued a judgement in favor of the Company as a matter of law on all claims.

NOTE 6 -- CASH DISTRIBUTIONS

On August 7, 1996, the Company's board of directors approved a cash distribution of $1,861, or $0.219 per common unit, to the limited partners of the Operating Partnership. The cash distribution will be paid on August 15, 1996.

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

RESULTS OF OPERATIONS

GENERAL

The Company has grown by developing and acquiring factory outlet centers and expanding its existing factory outlet centers. As summarized in TABLE 1, the Company's factory outlet portfolio consisted of seventeen operating factory outlet centers totaling 4,331,000 square feet of gross leasable area ("GLA") at June 30, 1996, compared to fourteen factory outlet centers totaling 3,382,000 square feet of GLA at June 30, 1995. The Company opened three new factory outlet centers and four expansions of existing factory outlet centers during the third and fourth quarters of 1995, adding 949,000 square feet of GLA in the aggregate. The significant increase in the number of operating properties and total GLA at June 30, 1996 compared to the portfolio of properties at June 30, 1995, is collectively referred to as the "Portfolio Expansion".


TABLE 1 -- PORTFOLIO OF PROPERTIES AS OF JUNE 30, 1996
- -------------------------------------------------------------------------------------------------
                                           OWNERSHIP         GRAND             GLA    PERCENTAGE
FACTORY OUTLET CENTER               PHASE  INTEREST(1)    OPENING DATE    (SQ. FT.)    LEASED(9)
- -------------------------------------------------------------------------------------------------
Warehouse Row Factory Shops(2)(3)--   I          99%    November 1989      95,000          89%
Chattanooga, Tennessee               II          65%      August 1993      26,000          94
                                                                         --------        ----
                                                                          121,000          90

San Marcos Factory Shops--            I         100%      August 1990     177,000          99
San Marcos, Texas                    II                   August 1991      67,000          98
                                    III                   August 1993     117,000         100
                                   IIIB                 November 1994      20,000          91
                                   IIIC                 November 1995      35,000         100
                                                                         --------        ----
                                                                          416,000          99

Gulf Coast Factory Shops--            I         100%     October 1991     187,000         100
Ellenton, Florida                    II                   August 1993     123,000         100
                                                                         --------        ----
                                                                          310,000         100

Triangle Factory Shops--              I         100%     October 1991     181,000         100
Raleigh-Durham, North Carolina

Coral Isle Factory Shops--            I         100%    December 1991      94,000          98
Naples/Marco Island, Florida         II                 December 1992      32,000          98
                                                                         --------        ----
                                                                          126,000          98

Castle Rock Factory Shops--           I         100%    November 1992     181,000         100
Castle Rock, Colorado                II                   August 1993      94,000          99
                                    III                 November 1993      95,000         100
                                                                         --------        ----
                                                                          370,000         100

Ohio Factory Shops--                  I         100%        July 1993     186,000          99
Jeffersonville, Ohio                 II                 November 1993     100,000          98
                                    IIB                 November 1994      13,000         100
                                                                         --------        ----
                                                                          299,000          99

Gainesville Factory Shops--           I         100%      August 1993     210,000          96
Gainesville, Texas                   II                 November 1994     106,000          92
                                                                         --------        ----
                                                                          316,000          95

Nebraska Crossing Factory Shops--     I         100%     October 1993     192,000          96
Gretna, Nebraska

Oxnard Factory Outlet(4)--            I          30%        June 1994     148,000          96
Oxnard, California

Grove City Factory Shops(5)--         I          50%      August 1994     235,000         100
Grove City, Pennsylvania             II                 November 1994      95,000         100
                                    III                 November 1995      85,000         100
                                                                         --------        ----
                                                                          415,000         100

Huntley Factory Shops--               I         100%      August 1994     192,000          98
Huntley, Illinois                    II                 November 1995      90,000          57
                                                                         --------        ----
                                                                          282,000          85

Florida Keys Factory Shops--          I         100%   September 1994     208,000          94
Florida City, Florida

Indiana Factory Shops--               I         100%    November 1994     208,000          89
Daleville, Indiana


 -------------------------------------------------------------------------------------------------
                                           OWNERSHIP         GRAND             GLA    PERCENTAGE
FACTORY OUTLET CENTER               PHASE  INTEREST(1)    OPENING DATE    (SQ. FT.)    LEASED(9)
- -------------------------------------------------------------------------------------------------
Magnolia Bluff Factory Shops(6)--     I         100%        July 1995     238,000          91%
Darien, Georgia                     IIA                 November 1995      56,000          88
                                                                         --------        ----
                                                                          294,000          90

Arizona Factory Shops(7)--            I          50%   September 1995     217,000          93
Phoenix, Arizona

Gulfport Factory Shops(8)--           I         100%    November 1995     228,000          92
Gulfport, Mississippi                                                    --------        ----

TOTAL FACTORY OUTLET CENTERS(10)                                        4,331,000          96%
                                                                         --------        ----
                                                                         --------        ----
- -------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------


NOTES:
(1) This percentage represents the Company's ownership interest in the property partnership that directly owns or leases the property indicated.
(2) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. With regard to Phase II, Ford Motor Credit Company holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property.
(3) Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet of GLA is not included in this table and such space was 100% leased as of June 30, 1996.
(4) The Company owns 30% of this factory outlet center in a joint venture partnership with unrelated third parties.
(5) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party. The Company has entered into an agreement dated May 6, 1996 with its joint venture partner to purchase all of the joint venture partner's ownership interest in the general partnership that owns this property on or before February 28, 1997. Following the completion of such purchase, the Company will own 100% of this property. No assurance can be given that this transaction will be consummated as scheduled.
(6) The property partnership operates this property pursuant to a long-term lease under which the property partnership receives the economic benefit of a 100% ownership interest.
(7) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(8) The real property on which this outlet center is located is subject to a long-term ground lease. The property partnership receives the economic benefit of a 100% ownership interest.
(9) Fully executed leases as of June 30, 1996 as a percent of square feet of GLA.
(10)The Company also owns three community centers containing 424,000 square feet of GLA in the aggregate that were 97% leased as of June 30, 1996.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE THREE MONTHS ENDED JUNE 30, 1995

SUMMARY

For the three months ended June 30, 1996, the Company reported a net loss of $3,236 on total revenues of $20,150. These results include a nonrecurring charge and extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996. For the three months ended June 30, 1996, the net loss applicable to common shareholders was $6,236 or $1.97 per common share.

For the three months ended June 30, 1995, the Company reported net income of $4,458 on total revenues of $18,790. For the same period, the net loss applicable to common shareholders was $778, or $0.27 per common share.

REVENUES

Total revenues were $20,150 for the three months ended June 30, 1996, as compared to $18,790 for the three months ended June 30, 1995, an increase of $1,360, or 7.2%. Base rents increased $1,830, or 16.7%, in 1996 compared to 1995. These increases are primarily due to the Portfolio Expansion. Straight-line rents (included in base rents) were $99 and $205 for the three months ended June 30, 1996 and 1995, respectively.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $347, or 6.3%, during the three months ended June 30, 1996 over the same period in 1995. These increases are primarily due to the Portfolio Expansion. Tenant reimbursements as a percentage of recoverable operating expenses, which include property operating expenses and real estate taxes, increased to 101.5% from 99.3% during the three months ended June 30, 1996 and 1995, respectively. This positive trend reflects the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses.

Income from investment partnerships decreased by $489 for the three months ended June 30, 1996 over the same period in 1995. The decrease is primarily due to a gain of approximately $288 on the sale of land and improvements by a joint venture partnership during the 1995 period. Interest and other income decreased by $369, or 28.3%, to $933 during the three months ended June 30, 1996 as compared to $1,302 for the three months ended June 30, 1995. The decrease is attributable to lower leasing commissions, construction management fees, real estate brokerage commissions and ancillary income of $278, $41, $138 and $11, respectively, offset by an increase in development fees of $99.

EXPENSES

Property operating expenses increased by $752, or 18.6%, to $4,796 for the three months ended June 30, 1996 compared to $4,044 for the same period in 1995. Real estate taxes decreased by $533, or 34.5%, to $1,012 for the three months ended June 30, 1996, from $1,545 in the same period for 1995. The increase in property operating expenses is primarily due to the Portfolio Expansion. The decrease in real estate taxes is primarily attributable to lowered tax assessments for certain properties. As shown in TABLE 2, depreciation and amortization expense increased by $873, or 23.3%, to $4,612 for the three months ended June 30, 1996, compared to $3,739 for 1995. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 2 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:
- --------------------------------------------------------------------------------
                                                                  THREE MONTHS
                                                                  ENDED JUNE 30
                                                               ----------------
                                                                 1996      1995
- --------------------------------------------------------------------------------
Building and improvements                                      $2,226   $2,010
Land improvements                                                 474      312
Tenant improvements                                             1,248      822
Furniture and fixtures                                            160      115
Leasing commissions(1)                                            504      480
                                                               ------   ------
     Total                                                     $4,612   $3,739
                                                               ------   ------
                                                               ------   ------
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

TABLE 3 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

- --------------------------------------------------------------------------------
                                                                  THREE MONTHS
                                                                  ENDED JUNE 30
                                                               ----------------
                                                                 1996     1995
- --------------------------------------------------------------------------------
Interest incurred                                              $5,753   $4,723
Interest capitalized                                             (705)    (634)
Interest earned on interest rate protection contracts             (38)    (205)
Amortization of deferred financing costs                          819      819
Amortization of interest rate protection contracts                319      319
                                                               ------   ------
     Total                                                     $6,148   $5,022
                                                               ------   ------
                                                               ------   ------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

As shown in TABLE 3, interest expense for the three months ended June 30, 1996, increased by $1,126, or 22.4%, to $6,148 compared to $5,022 for the same period in 1995. This increase is primarily the result of an increase of $68,325 in total debt outstanding at June 30, 1996 compared to total debt outstanding at June 30, 1995. The effect of the increase in total debt outstanding was offset by a decrease of 0.37% in the weighted average interest rate for the three months ended June 30, 1996 compared to the same period in 1995. The weighted average interest rate for bonds and notes payable at June 30, 1996 and 1995 was 7.29% and 7.70%, respectively. Also effecting the increase is a decrease in interest earned from interest rate protection contracts of $167 and an increase in the amount of interest capitalized in connection with new development projects of $71.

During the second quarter of 1996, the Company recorded a nonrecurring loss of $10,411 related to a binding loan commitment that the Company obtained on June 5, 1996 in connection with refinancing approximately $253,000 of debt. See Liquidity and Capital Resources -- Sources and Uses of Cash -- The Nomura Loans for additional information relating to the binding loan commitment and the components of this nonrecurring loss. Approximately $6,131 of the nonrecurring loss is included in other charges in the Consolidated Statements of Operations. As a result, other charges increased by $5,881 to $6,566 for the three months ended June 30, 1996 compared to $685 for the same period in 1995.

Excluding the nonrecurring charge, other charges decreased by $250, or 36.5%, to $435. This decrease reflects a lower provision for potentially unsuccessful pre-development efforts of $165 and a decrease in marketing costs of $155 offset by a higher provision for uncollectible accounts receivable of $47 and other miscellaneous charges of $23.

In connection with re-leasing space to new merchants, the Company incurred $121 in capital expenditures during the three months ended June 30, 1996. The Company did not incur any such capital expenditures during the three months ended June 30, 1995.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO THE SIX MONTHS ENDED JUNE 30, 1995

SUMMARY

For the six months ended June 30, 1996, the Company reported net income of $1,298 on total revenues of $41,281. These results include a nonrecurring charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996. For the six months ended June 30, 1996, the net loss applicable to common shareholders was $6,938 or $2.30 per common share.

For the six months ended June 30, 1995, the Company reported net income of $9,066 on total revenues of $36,064. For the same period, the net loss applicable to common shareholders was $1,406, or $0.49 per common share.

REVENUES

Total revenues were $41,281 for the six months ended June 30, 1996, as compared to $36,064 for the six months ended June 30, 1995, an increase of $5,217, or 14.5%. Base rents increased $3,902, or 18.0%, in 1996 compared to 1995. These increases are primarily due to the Portfolio Expansion. Straight-line rents (included in base rents) were $237 and $387 for the six months ended June 30, 1996 and 1995, respectively.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $1,613, or 15.5%, during the six months ended June 30, 1996 over the same period in 1995. These increases are primarily due to the Portfolio Expansion. Tenant reimbursements as a percentage of recoverable operating expenses, which include property operating expenses and real estate taxes, increased to 101.1% from 98.4% during the six months ended June 30, 1996 and 1995, respectively. This positive trend reflects the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses.

Income from investment partnerships decreased by $178 for the six months ended June 30, 1996 over the same period in 1995. The decrease is primarily due to a gain on the sale of land and improvements of $288 by a joint venture partnership during the 1995 period. Interest and other income decreased by $203, or 8.1%, to $2,297 during the six months ended June 30, 1996 as compared to $2,500 for the six months ended June 30, 1995. This decrease is attributable to lower leasing commissions of $629, construction management fees of $75, real estate brokerage commissions of $152, offset by higher lease termination income, property management fees, development fees, coupon program income and ancillary income of $363, $108, $94, $55 and $33, respectively.

EXPENSES

Property operating expenses increased by $1,601, or 20.5%, to $9,415 for the six months ended June 30, 1996 compared to $7,814 for the same period in 1995. Real estate taxes decreased by $294, or 10.6%, to $2,485 for the six months ended June 30, 1996, from $2,779 in the same period for 1995. The increase in property operating expenses is primarily due to the Portfolio Expansion. The decrease in real estate taxes is primarily attributable to lower tax assessments for certain properties. As shown in TABLE 4, depreciation and amortization expense increased by $1,655, or 22.5%, to $8,999 for the six months ended June 30, 1996, compared to $7,344 for 1995. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 4 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

- --------------------------------------------------------------------------------
                                                                  SIX MONTHS
                                                                ENDED JUNE 30
                                                              -----------------
                                                                1996      1995
- --------------------------------------------------------------------------------
Building and improvements                                     $4,455    $3,928
Land improvements                                                953       647
Tenant improvements                                            2,354     1,655
Furniture and fixtures                                           315       223
Leasing commissions(1)                                           922       891
                                                              ------    ------
     Total                                                    $8,999    $7,344
                                                              ------    ------
                                                              ------    ------
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

TABLE 5 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:
- --------------------------------------------------------------------------------
                                                                  SIX MONTHS
                                                                ENDED JUNE 30
                                                             ------------------
                                                                1996      1995
- --------------------------------------------------------------------------------
Interest incurred                                            $11,394    $8,935
Interest capitalized                                          (1,318)   (1,215)
Interest earned on interest rate protection contracts           (122)     (448)
Amortization of deferred financing costs                       1,612     1,568
Amortization of interest rate protection contracts               638       638
                                                             -------    ------
     Total                                                   $12,204    $9,478
                                                             -------    ------
                                                             -------    ------
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

As shown in TABLE 5, interest expense for the six months ended June 30, 1996, increased by $2,726, or 28.8%, to $12,204 compared to $9,478 for the same period in 1995. This increase is primarily the result of an increase of $68,325 in total debt outstanding at June 30, 1996 compared to total debt outstanding at June 30, 1995. The effect of the increase in total debt outstanding was offset by a decrease of 0.23% in the weighted average interest rate the six months ended June 30, 1996 compared to the same period in 1995. The weighted average interest rate for bonds and notes payable at June 30, 1996 and 1995 was 7.29% and 7.70%, respectively. Also effecting the increase is a decrease in interest earned from interest rate protection contracts of $326 and an increase in the amount of interest capitalized in connection with new development projects of $148.

During the second quarter of 1996, the Company recorded a nonrecurring loss of $10,411 related to a binding loan commitment that the Company obtained on June 5, 1996 in connection with refinancing approximately $253,000 of debt. See Liquidity and Capital Resources -- Sources and Uses of Cash -- The Nomura Loans for additional information relating to the binding loan commitment and the components of this nonrecurring loss. Approximately $6,131 of the nonrecurring loss is included in other charges in the Consolidated Statements of Operations. As a result, other charges increased by $6,304 to $7,212 for the six months ended June 30, 1996 compared to $908 for the same period in 1995.

Excluding the nonrecurring charge, other charges increased by $173, or 19.1%, to $1,081. This increase reflects a higher provision for uncollectible accounts receivable of $213, increased ground lease expense of $132, a lower provision for potentially unsuccessful pre-development efforts of $50, and decreased marketing costs and miscellaneous other charges of $62 and $60, respectively.

In connection with re-leasing space to new merchants, the Company incurred $140 and $162 in capital expenditures during the six months ended June 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH -- GENERAL

For the six months ended June 30, 1996, net cash provided by operating activities was $19,585. Cash used in investing activities was $23,960 for the six months ended June 30, 1996. The primary use of these funds was for costs associated with the development and construction of two new factory outlet centers and expansions of existing factory outlet centers scheduled to open during the remainder of 1996, costs associated with the completion of two factory outlet centers and three expansions opened during 1995 and costs for pre-development activities associated with future developments. Net cash used in financing activities was $6,512 for the six months ended June 30, 1996. The principal uses of these funds were the payment of certain deferred financing costs of $2,873, principal repayments on notes payable of $1,877, distributions to minority interests (including distributions to the limited partner unit holders) of $4,292 and preferred and common stock distributions of $12,170 offset by new borrowings of $14,700.

Pursuant to the terms and conditions of an exchange offer (the "Exchange Offer") which expired by its terms on June 24, 1996, 4,209,000 shares of the Company's 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Convertible Preferred Stock") were exchanged on June 27, 1996 for 6,734,323 shares of the Company's Common Stock, a basis of 1.6 shares of Common Stock for each share of Convertible Preferred Stock validly tendered and accepted. As a condition to the Exchange Offer, the Company declared a special one-time cash distribution on June 27, 1996 of $0.145 on each of the 9,609,323 shares of Common Stock outstanding after consummation of the Exchange Offer. This special one-time cash distribution totaling $1,393 was paid on July 15, 1996.

Pursuant to the terms and conditions of a secondary stock offering (the "Common Stock Offering") for 3,795,328 shares of the Company's Common Stock as set forth in a Prospectus dated June 28, 1996, the Company and Kilico Realty Corporation sold 3,705,000 and 90,328 shares, respectively, of the Company's Common Stock for $11.375 per share on July 3, 1996. The Company's net proceeds from the Common Stock Offering of $38,928 were primarily used to repay certain outstanding indebtedness.

Effective December 31, 1995, the Company's $16,000 fixed rate mortgage loan that was scheduled to mature on that date was modified to extend the maturity date to July 31, 1996 at a fixed rate of interest of 8.00%. On January 30, 1996, the Company obtained from a commercial mortgage company a commitment for a mortgage loan in an amount not to exceed $7,000 for an eight-year term (the "Refinancing Loan"). On July 3, 1996, the Company repaid the $16,000 fixed rate mortgage loan by using a portion of the net proceeds from the Common Stock Offering. The Company closed on the Refinancing Loan on August 1, 1996 and received net proceeds of $6,807 that was used for working capital purposes. The Refinancing Loan bears a fixed interest rate at 9.375%, matures on March 1, 2004 and requires monthly principal and interest payments based on a 16-year amortization schedule.

On May 7, 1996, the Corporate Line was renewed and increased to $15,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears interest at the London Interbank offered rate for thirty (30) day deposits in U.S. dollars ("30-day LIBOR") plus 2.50% and matures on July 11, 1997. The principal balance outstanding under the Corporate Line at June 30, 1996 was $13,200 and the interest rate was 8.03%. On July 3, 1996, the Company repaid the outstanding borrowings under the Corporate Line using a portion of the net proceeds from the Common Stock Offering.

On July 8, 1996, the Company obtained from a financial institution a commitment for a construction mortgage loan in an amount not to exceed the lesser of $20,000 or sixty-five percent (65%) of the appraised value of the underlying collateral (as defined) (the "Construction Mortgage Loan"). The Construction Mortgage Loan will (i) bear a variable interest rate at the financial institution's prime rate or, at the Company's option, a LIBOR index, (ii) mature two years after closing on the Construction Mortgage Loan and (iii) require monthly interest-only payments. The Construction Mortgage Loan will be collateralized by property under construction in Gaffney, South Carolina. The Construction Mortgage Loan will be subject to certain leasing and cash contribution restrictions prior to the disbursement of loan proceeds. No loan proceeds have been disbursed as of August 8, 1996.

SOURCES AND USES OF CASH -- THE NOMURA LOANS

On March 2, 1995, the Company closed on a $160,000 revolving loan (the "Revolving Loan") with Nomura Capital Asset Corporation ("Nomura"). Prior to its amendment on August 1, 1996, the Revolving Loan bore interest at 30-day LIBOR plus 2.25%, required monthly interest-only payments and matured on December 31, 1996. The Company could extend the maturity of the Revolving Loan for a period of one year subject to its satisfaction of certain financial loan covenants. The Revolving Loan was guaranteed by the Operating Partnership and seven property partnerships, and was cross-collateralized by first mortgages on seven factory outlet centers and certain related assets. The Revolving Loan prohibited additional collateralized indebtedness on these properties and required compliance with certain monetary and non-monetary covenants. The Revolving Loan agreement contained certain covenants regarding the payment of distributions and dividends if at any date the debt service coverage ratio, as defined, fell below a minimum threshold. As of June 30, 1996, the Company was in compliance with monetary, non-monetary and debt service coverage covenants. The principal balance outstanding under the Revolving Loan at June 30, 1996 was $145,478 and the interest rate was 7.69%.

The amount available to be drawn by the Company under the Revolving Loan at any time during the term of the facility was calculated based upon the net cash flow from the collateral, as defined. The collateral pool of the Revolving Loan could be expanded, subject to lender approval, by adding properties, including properties under development, that satisfy certain criteria relating to, among other things, the level of executed leases and the amount of projected net cash flow. At June 30, 1996, the Revolving Loan was fully drawn based on executed leases and projected net cash flow of the collateral, as defined. On July 3, 1996, the Company repaid $4,155 of the outstanding borrowings under the Revolving Loan using a portion of the net proceeds from the Common Stock Offering.

On December 18, 1995, the Company obtained from Nomura a commitment for a ten-year $233,000 first mortgage loan and a commitment for a five-year $22,500 term loan (the "1995 Nomura Loan Commitments"). On December 18, 1995, the Company also obtained from Nomura a $35,000 interim loan (the "Interim Loan") collateralized by second mortgages on two existing factory outlet centers. Prior to its amendment on August 1, 1996, the Interim Loan bore interest at 30-day LIBOR plus 2.25%, was to mature on July 31, 1996, and required monthly interest-only payments prior to maturity.

On June 5, 1996, the Company entered into a binding loan commitment (the "1996 Nomura Loan Commitment") with Nomura Asset Capital Corporation ("Nomura") which provides for, among other things, (i) a variable-rate seven-year cross-collateralized first mortgage loan (the "First Mortgage Loan") in the principal amount of $226,500 and (ii) a variable-rate seven-year cross-collateralized second mortgage loan (the "Mezzanine Mortgage Loan") in the principal amount of $33,500. The First Mortgage Loan will bear a variable-rate of interest equal to 30-day LIBOR plus 1.31%. The Mezzanine Mortgage Loan bears a variable-rate of interest equal to 30-day LIBOR plus 3.25%. The First Mortgage Loan and the Mezzanine Mortgage Loan are expected to be advanced and securitized by Nomura on or before September 30, 1996 (the "Securitization Closing Date"). After the Securitization Closing Date, the First Mortgage Loan will require monthly payments of principal and interest based on a thirty-year amortization of principal and the Mezzanine Mortgage Loan will require monthly payments of principal and interest based on the full amortization of principal within seven years. The First Mortgage Loan and the Mezzanine Mortgage Loan will be cross-collateralized by senior and junior mortgages, respectively, encumbering thirteen of the Company's existing factory outlet centers.

On August 1, 1996, the Company closed on the refinancing of the existing credit facilities with Nomura (the "Amended Credit Facilities"). The Amended Credit Facilities provided an aggregate of $253,000 of financing to the Company on the same economic terms as those of the First Mortgage Loan and the Mezzanine Mortgage Loan that were applicable under the 1996 Nomura Loan Commitment for the period prior to the Securitization Closing Date. The Amended Credit Facilities were utilized (i) to refinance $151,323 which was outstanding under the existing credit facilities, (ii) to refinance $97,411 which was outstanding under a securitized mortgage loan, (iii) to pay loan fees and transaction costs of $3,600, and (iv) for working capital purposes. Under the terms of the refinancing, the Amended Credit Facilities consist of two notes, one in the amount of $218,000 and the other in the amount of $35,000. Each note requires monthly payments of interest-only at a rate equal to 30-day LIBOR plus 1.513%. The Amended Credit Facilities are required to be repaid in full in connection with the closing of the First Mortgage Loan and the Mezzanine Mortgage Loan. If the First Mortgage Loan and the Mezzanine Mortgage Loan are not advanced by September 30, 1996, the interest rate on the Amended Credit Facilities will increase to a rate equal to 30-day LIBOR plus 1.717%.

In connection with the commitment to provide the First Mortgage Loan and the Mezzanine Mortgage Loan, the Company and Nomura have agreed that, subject to certain conditions, the Company and Nomura will share the risks or rewards, as the case may be, with regard to the securitization of the

First Mortgage Loan. If the actual interest rate spread over 30-day LIBOR deviates from 1.24% for the Senior Certificates (as defined below), the appropriate party will make a payment to the other based on the present value of such deviation applied against the principal balance of the Senior Certificates. If the Securitization Closing Date does not occur by February 1, 1997, Nomura may demand payment of the Amended Credit Facilities in full six months after delivery of such demand notice. It is anticipated that the First Mortgage Loan will be securitized at investment grade levels through the issuance of Real Estate Mortgage Investment Company ("REMIC") certificates (the "Senior Certificates") and the Mezzanine Mortgage Loan will be securitized through the issuance of REMIC certificates or another acceptable securitization vehicle (the "Junior Certificates"). After securitization, the Company will be required to purchase interest rate protection contracts for the seven-year term of such loans and for the principal amount of the Senior Certificates. In addition, prior to the securitization, the Company is required to purchase interest rate protection contracts with regard to the Amended Credit Facilities when and if 30-day LIBOR exceeds 6.50%. At August 8, 1996, 30-day LIBOR was 5.44%. It is estimated that the proceeds from the sale of the Senior Certificates and the Junior Certificates and the proceeds from the cash flow loan (described below) will approximate $260,000. In the event that loan proceeds available from the Senior Certificates and the Junior Certificates are less than $260,000, Nomura has agreed to provide, subject to certain conditions (including the consent of the applicable rating agencies), a loan based on the cash flow of the Property Partnerships which own the thirteen factory outlet centers in the principal amount of the difference between $260,000 and such loan proceeds. In the event that the net cash flow from the thirteen outlet centers is less than a mutually agreed upon amount and the securitization results in proceeds of less than the amount required to repay the Amended Credit Facilities and to pay all other costs and expenses due in connection with the closing of the First Mortgage Loan and the Mezzanine Mortgage Loan, the Company will be required to fund such difference at the closing of the securitization. The Company intends to purchase the Junior Certificates with the proceeds of a financing provided through a Nomura repurchase agreement (the "Repo Financing"). The Repo Financing will require monthly payments of interest-only and will be for a term of two years and will be recourse to the Operating Partnership. The Repo Financing will be subject to daily mark-to-market and margin calls. Interest will be payable for 75% of the market value of the Junior Certificates (which at date of inception shall be par value) at the rate of 30-day LIBOR plus 1.95% and for the balance of the market value of the Junior Certificates (which at date of inception shall be par value) at the rate of 30-day LIBOR plus 7.0%. The weighted average annual interest rate (including the estimated annual amortization of interest rate protection contracts) on the $260,000 of securitized loans based on a seven-year term of such loans is initially expected to be approximately 7.66%.

Under the terms of the 1996 Nomura Loan Commitment, the Company and the lender can agree to elect a five-year term with respect to the Senior Certificates at an interest rate spread of 1.10% over 30-day LIBOR. If the five-year term option is completed at the time of securitization, the weighted average annual interest rate (including the estimated annual amortization of interest rate protection contracts) on the $260,000 of securitized loans is initially expected to be approximately 7.46%.

Upon terms acceptable to the Company and the rating agencies involved in the securitization, an amount between $25,000 to $50,000 in addition to the $260,000 of securitized loans may be raised by the securitization and, if so, will be held in escrow by Nomura. These funds may be drawn upon by the Company, subject to the satisfaction of certain objective standards acceptable to the Company and such rating agencies, after completion of construction of, and opening for business in, expansions at the thirteen mortgaged outlet centers.

The Company's existing Revolving Loan with Nomura will not be terminated as a result of the transactions contemplated by the 1996 Nomura Loan Commitment, however, the collateral that was pledged thereunder will be released and pledged to Nomura under the First Mortgage Loan and the Mezzanine Mortgage Loan. The Revolving Loan will be available, subject to sufficient collateral being pledged to Nomura, for acquisitions, expansions and new outlet centers.

In connection with the execution of the binding 1996 Nomura Loan Commitment, the Company incurred a nonrecurring charge and extraordinary loss of $6,131 and $4,280, respectively, during the three months ended June 30, 1996. The nonrecurring loss results from (i) the termination of previously obtained financing commitments from Nomura for which the Company paid $3,250 in nonrefundable financing fees, (ii) the unamortized cost of certain interest rate protection contracts of $3,696 and (iii) other nonrefundable deferred financing costs of $1,425, less the estimated fair market value of the interest rate protection contracts of $2,240 based on their fair market value at May 31, 1996. The extraordinary loss results from (i) the write-off of unamortized deferred financing costs of $3,458 relating to the early extinguishment of debt and (ii) debt prepayment penalties of $822.

SOURCES AND USES OF CASH -- THE GROVE CITY PURCHASE AGREEMENT

On May 6, 1996, the Company and the Company's joint venture partner (together with its affiliates, the "Grove City Partner") entered into a purchase agreement (the "Grove City Purchase Agreement") pursuant to which the Company has agreed, subject to certain conditions, to purchase on or before February 28, 1997 all of the Grove City Partner's ownership interest in Grove City Factory Shops Partnership, the Property Partnership which owns the Grove City Factory Shops. Following the completion of such transaction, the Company will own 100% of Grove City Factory Shops Partnership. As consideration for the Grove City Partner's partnership interest, the Company has agreed, at closing, to pay $8,000 in cash to the Grove City Partner and to repay all of the then outstanding indebtedness secured by Grove City Factory Shops, which indebtedness is owed to the Grove City Partner by the Grove City Factory Shops Partnership.

The Grove City Purchase Agreement also provides for the Grove City Partner and the Company to finance, develop and construct a fourth phase of the center which will contain approximately 118,000 square feet of GLA. Under the Grove City Purchase Agreement, an affiliate of the Grove City Partner will make a construction loan to the Company in the aggregate principal amount of $11,000 for the construction of Phase IV. Construction of Phase IV commenced in May 1996 and is expected to be completed during the fourth quarter of 1996 at an expected cost of completion of $13,500. The Company is obligated to fund any construction costs in excess of $11,000. No assurance can be given that this expansion will be completed on schedule, with the indicated GLA, or that the total estimated construction cost will not be exceeded.

Under the Grove City Purchase Agreement, if the Company breaches any material representation, warranty, covenant or agreement or if the Company defaults under the Grove City Purchase Agreement, the Company is obligated to pay liquidated damages to the Grove City Partner in the amount of $2,000. In the event the Grove City Purchase Agreement is terminated for any reason other than by reason of the Grove City Partner's default thereunder or a condemnation of or casualty to this property, the Grove City Partner will be entitled to the first $8,000 of the proceeds of any subsequent sale of the property (after payment of outstanding indebtedness and return of capital contributions with respect to Phase IV). The Company will be entitled to receive the next $8,000 of such proceeds and the balance of such proceeds, if any, will be distributed pro rata between the Company and the Grove City Partner based on their respective ownership interests in the Grove City Factory Shops Partnership. No assurance can be given that conditions to the Grove City Purchase Agreement will be met or that such purchase will be completed. Specifically, because the Company has not yet secured commitments to finance such transaction, management does not currently believe the consummation of the Grove City Purchase Agreement is probable.

PLANNED DEVELOPMENT

Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions of certain existing factory outlet centers. The Company expects to open approximately 829,000 square feet of GLA during 1996. Of this amount, approximately 440,000 square feet relates to the development of two new factory outlet centers and the balance relates to planned expansions of existing factory outlet centers. At June 30, 1996, the estimated aggregate remaining capital expenditures for the new factory outlet centers and expansions expected to open in 1996 approximated $71,800. The estimated aggregate remaining capital expenditures for new factory outlet centers and expansions opened during the year ended December 31, 1995 (aggregating 949,000 square feet of GLA) approximated $3,400.

TABLE 6 - FACTORY OUTLET CENTERS AND EXPANSIONS UNDER CONSTRUCTION(1)

TABLE 6 summarizes the projected opening dates and total GLA of the factory outlet centers and expansions of existing centers under construction as of June 30, 1996. The total estimated construction cost for such projects is approximately $92,800.

 ---------------------------------------------------------------------------------------------------
                                                                      PROJECTED 1996
PROJECT                                      LOCATION         PHASE   OPENING DATE          GLA
- ---------------------------------------------------------------------------------------------------
Buckeye Factory Shops                  Medina County, OH       I       November           205,000
Carolina Factory Shops                 Gaffney, SC             I       November           235,000
                                                                                          -------
    Total New Centers under
      Construction                                                                        440,000

Grove City Factory Shops               Grove City, PA         IV       November           118,000
Arizona Factory Shops                  Phoenix, AZ           IIA       September           94,000
Gulfport Factory Shops                 Gulfport, MS          IIA       November            40,000
Ohio Factory Shops                     Jeffersonville, OH   IIIA       September           35,000
Gulf Coast Factory Shops               Ellenton, FL          III        October            30,000
Indiana Factory Shops                  Daleville, IN         IIA        October            26,000
Magnolia Bluff Factory Shops           Darien, GA            IIB       November            21,000
Arizona Factory Shops                  Phoenix, AZ           IIB       September           19,000
Triangle Factory Shops                 Raleigh-Durham, NC    IIA     July 19, 1996          6,000
                                                                                          -------
    Total Expansions under
      Construction                                                                        389,000
                                                                                          -------

    Total New Centers and
      Expansions under Construction                                                       829,000
                                                                                          -------
                                                                                          -------
- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------

NOTE:
(1) No assurance can be given that these factory outlet centers will be opened on schedule with the indicated GLA. Additionally, no assurance can be given that the estimated construction costs will not be exceeded.

Management believes that the Company has sufficient capital and capital commitments to fund the remaining development costs associated with the 1995 openings and the openings planned for 1996. These funding requirements are expected to be met, in large part, with the proceeds of the loan facilities under the 1996 Nomura Loan Commitment, the Corporate Line, the Common Stock Offering, joint venture partners and the formation of a joint venture partnership with an unrelated third party associated with Buckeye Factory Shops. There can be no assurance that the Company will be successful in consummating the securitization transactions contemplated by the 1996 Nomura Loan Commitment or consummating a joint venture partnership to construct Buckeye Factory Shops. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

With regard to planned new factory outlet centers and expansions scheduled to open in 1997, which are expected to contain approximately 750,000 square feet of GLA in the aggregate, at a total development cost of approximately $82,500, the Company expects to fund approximately 37% of these new projects through new joint ventures with an unrelated third party. The Company expects to fund the development cost for the balance of its new 1997 projects from: (a) approximately 70% to 75% of cost from proceeds available on line of credit facilities, and (b) the balance of cost (25% to 30%) from a variety of potential sources, including excess proceeds from securitized loan transactions, retained cash flow from operations, and the potential sale of common or preferred equity in the public or private capital markets. As of June 30, 1996, there were no material commitments with regard to the 1997 planned development activity.

DEBT REPAYMENTS AND PREFERRED STOCK DIVIDENDS

The Company's aggregate indebtedness was $318,777 and $305,954 at June 30, 1996 and December 31, 1995, respectively. At June 30, 1996, such indebtedness had a weighted average maturity of 3.4 years and bore interest at a weighted average interest rate of 7.29% per annum. At June 30, 1996, $24,971, or 7.8%, of such indebtedness bore interest at fixed rates and $293,806, or 92.2%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates.

At June 30, 1996, the Company held interest rate protection contracts on $28,250 of floating rate tax-exempt indebtedness and $96,878 of other floating rate indebtedness (or approximately 42.6% of its total floating rate indebtedness). These contracts expire in 1999 and 2000, respectively. In addition, the Company held additional interest rate protection contracts on $43,900 of the $96,878 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates.

The Company's ratio of debt to total market capitalization (defined as total long term debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Stock; (b) the aggregate market value of the outstanding shares of Convertible Preferred Stock; (c) the aggregate liquidation preference of the Senior Preferred Stock at $25.00 per share; and (d) the total long-term debt of the Company) was 50.5% at June 30, 1996.

At August 9, 1996, the Company is obligated to repay $81 of mortgage indebtedness during the remainder of 1996 and $253,797 during the year ending December 31, 1997. The Company may extend for one year the term of its Revolving Loan which is currently scheduled to expire on December 31, 1996. Annualized cumulative dividends on the Company's Senior Preferred Stock and Convertible Preferred Stock are $6,037 and $5,963, respectively. These dividends are payable quarterly, in arrears.

The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources will be sufficient to satisfy its debt service obligations, expected dividend requirements and operating cash needs for the next year.

ECONOMIC CONDITIONS

Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At June 30, 1996, the Company maintained interest rate protection contracts to protect against increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Dividends").

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

In March 1995, the National Association of Real Estate Investment Trusts established guidelines clarifying the definition of FFO (as modified, the "New Definition"). The Company now reports both the old definition and the New Definition. For the Company, the primary impact of adopting the New Definition is a reduction in FFO since the amortization of capitalized debt costs and depreciation of non-real estate assets are not added back to income before minority interests and extraordinary item. TABLE 7 provides a reconciliation of income before minority interests and extraordinary item to FFO, under both the old definition and the New Definition, for the three and six months ended June 30, 1996 and 1995. FFO (New Definition) decreased $5,670, or 85.6%, to $951 for the three months ended June 30, 1996 from $6,621 for the three months ended June 30, 1995. This decrease is primarily attributable to the nonrecurring charge of $6,131 in connection with the binding 1996 Nomura Loan Commitment offset by the Portfolio Expansion.

TABLE 7 -- FUNDS FROM OPERATIONS

- --------------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                             -----------------------------------    -------------------------------------
                                               1996      1995     1996      1995      1996      1995      1996      1995
- --------------------------------------------------------------------------------------------------------------------------
                                             (OLD DEFINITION)   (NEW DEFINITION)    (OLD DEFINITION)    (NEW DEFINITION)
Income before minority interests and
   extraordinary item                       $(3,950)   $3,063   $(3,950)   $3,063    $ (893)  $ 6,205   $  (893)  $ 6,205
FFO ADJUSTMENTS:
   Depreciation and amortization              4,612     3,739     4,420     3,611     8,999     7,344     8,619     7,098
   Amortization of deferred financing costs
     and interest rate protection contracts   1,138     1,138        --        --     2,249     2,206        --        --
   Unconsolidated joint venture
     adjustments(1)                             482       (53)      481       (53)      842       165       840       165
                                            -------    ------   -------    ------    ------   -------   -------   -------
FFO before allocations to minority
   interests and preferred shareholders     $ 2,282    $7,887   $   951    $6,621   $11,197   $15,920   $ 8,566   $13,468
                                            -------    ------   -------    ------    ------   -------   -------   -------
                                            -------    ------   -------    ------    ------   -------   -------   -------
- --------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------


NOTE:

(1) Includes net preferential partner distributions received from a joint venture partnership of $81 and $162 for the three and six months ended June 30, 1995, respectively .

PART II:  OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              At the Company's Annual Shareholders Meeting held on May 29, 1996 (the "Annual Meeting"), the nominees for director proposed by the Company were elected. The votes cast for these nominees were as set forth below:

                                                         For        Withheld
                                                      ---------    ----------

              Abraham Rosenthal                       2,173,252      5,900
              Governor James R. Thompson              2,173,252      5,900
              Marvin S. Traub                         2,173,252      5,900


              At the Annual Meeting, the proposal to approve an amendment to the Company's Charter to provide that a holder may acquire or beneficially own shares of Series B Preferred Stock if, as a result of such acquisition or beneficial ownership, such holder does not own shares of capital stock (including all classes) of the Company in excess of 9.9% of the value of the Company's outstanding capital stock.


                                                                           Broker
                                               For         Against        Non-Votes      Abstain
                                            ---------      --------       ---------      --------
              Common Stock                  1,615,902       34,620         714,004        12,275
              Series B Preferred Stock      3,570,181        2,752          52,650         1,200


              In addition, at the Annual Meeting, the proposal to ratify the selection of the firm of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996 was approved. The votes cast with respect to that proposal were as set forth below:


                                            For       Against        Abstain
                                         ---------    -------        -------
                                         2,367,821     7,100           1,880

Item 5.  Other Information

         None

Item 6.  Exhibits or Reports on Form 8-K

         (a)  The following exhibits are included in this Form 10-Q:

              None

         (b)  Reports on Form 8-K:

              On April 1, 1996, the Company filed a Current Report on Form 8-K, dated April 1, 1996, reporting that the Company modified its proposed exchange offer for its 8.5% Series B Cumulative Convertible Preferred Stock.

              On April 29, 1996, the Company filed a Current Report on Form 8-K, dated April 29, 1996, reporting that the Company commenced the exchange offer for its 8.5% Series B Cumulative Convertible Preferred Stock.

              On June 6, 1996, the Company filed a Current Report on Form 8-K, dated June 6, 1996, reporting that the Company obtained a commitment for $260.0 million of various debt facilities from Nomura Asset Capital Corporation, increased its proposed common stock offering to $43.5 million and extended the expiration date for the exchange offer to June 24, 1996.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PRIME RETAIL, INC.
                                            Registrant



Date:  August 13, 1996                      /s/ Abraham Rosenthal
      ------------------------------        --------------------------
                                            Abraham Rosenthal
                                            Chief Executive Officer



Date:  August 13, 1996                      /s/ Robert P. Mulreaney
      ------------------------------        --------------------------
                                            Robert P. Mulreaney
                                            Executive Vice President,
                                            Chief Financial Officer
                                            and Treasurer