Form 10-Q
period 1996-09-30
PRIME RETAIL INC
filed 1996-11-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934, for the Transition Period From         to
                                                          -------     ------

                       Commission file number      0-23616
                                                   -------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Maryland                                          52-1836258
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


     100 East Pratt Street
     Nineteenth Floor
     Baltimore, Maryland                                   21202
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (410) 234-0782
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name,former address,or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No
     ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of November 12, 1996, the issuer had outstanding 13,404,651 shares of Common Stock, $.01 par value per share.

                               PRIME RETAIL, INC.
                                    FORM 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE
                                                                            ----


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheets of Prime Retail, Inc.
     as of September 30, 1996 and December 31, 1995.                          1

     Consolidated Statements of Operations of Prime
     Retail, Inc. for the three and nine months ended
     September 30, 1996 and 1995.                                             2

     Consolidated Statements of Cash Flows of Prime Retail,
     Inc. for the nine months ended September 30, 1996 and 1995.              3

     Notes to the Consolidated Financial Statements of
     Prime Retail, Inc.                                                       4


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 10


PART II:  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                 27
ITEM 2.    CHANGES IN SECURITIES                                             27
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   27
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               27
ITEM 5.    OTHER INFORMATION                                                 27
ITEM 6.    EXHIBITS OR REPORTS ON FORM 8-K                                   27

SIGNATURES                                                                   28

PART I:  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                                  PRIME RETAIL, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share information)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                   SEPTEMBER 30, 1996            December 31, 1995
----------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Investment in rental property:
     Land                                                                                    $ 35,544                    $ 35,370
     Buildings and improvements                                                               414,487                     403,542
     Property under development                                                                38,507                      12,165
     Furniture and equipment                                                                    3,779                       3,403
                                                                                             --------                     -------

                                                                                              492,317                     454,480
     Accumulated depreciation                                                                 (52,525)                    (40,190)
                                                                                             --------                     -------
                                                                                              439,792                     414,290
Cash and cash equivalents                                                                       9,602                      14,927
Restricted cash                                                                                 2,623                       2,230
Accounts receivable, net                                                                        6,500                       8,751
Deferred charges, net                                                                          11,407                      18,136
Due from affiliates, net                                                                        1,960                       1,194
Investment in partnerships                                                                     13,150                       2,258
Other assets                                                                                    1,039                         619
                                                                                             --------                    --------
     Total assets                                                                            $486,073                    $462,405
                                                                                             ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Bonds payable                                                                               $  32,900                   $  32,900
Notes payable                                                                                 281,768                     273,054
Accrued interest                                                                                3,001                       3,034
Real estate taxes payable                                                                       4,074                       3,142
Construction costs payable                                                                      5,885                       5,796
Accounts payable and other liabilities                                                         13,318                       8,539
                                                                                             --------                    --------
     Total liabilities                                                                        340,946                     326,465

Minority interests                                                                                  -                      14,456

Shareholders' equity:
Shares of preferred stock, 24,315,000 shares authorized:
     2,300,000 shares of 10.5% Series A Senior Cumulative
       Preferred Stock, $0.01 par value (liquidation preference
       of $57,500), issued and outstanding                                                         23                          23
     8.5% Series B Cumulative Participating  Convertible Preferred
       Stock, $0.01 par value (liquidation preference of $70,150 and
       $175,375, respectively), 2,806,000 and
       7,015,000 shares issued and outstanding, respectively                                       28                          70
Shares of common stock, 75,000,000 shares authorized:
     Common stock, $0.01 par value, 13,404,651 and 2,875,000
       shares issued and outstanding, respectively                                                134                          29
Additional paid-in capital                                                                    165,446                     128,275
Distributions in excess of net income                                                         (20,504)                     (6,913)
                                                                                             --------                    --------
     Total shareholders' equity                                                               145,127                     121,484
                                                                                             --------                    --------

     Total liabilities and shareholders' equity                                              $486,073                    $462,405
                                                                                             ========                    ========
==================================================================================================================================

See accompanying notes to financial statements.

                                                  PRIME RETAIL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS                    NINE MONTHS
                                                                         ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                                     --------------------------     --------------------------
                                                                            1996          1995              1996         1995
------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Base rents                                                               $12,887       $12,081           $38,417      $33,709
Percentage rents                                                             466           393             1,277        1,121
Tenant reimbursements                                                      6,039         5,711            18,073       16,132
Income from investment partnerships                                          250           405               859        1,192
Interest and other                                                         2,189         1,415             4,486        3,915
                                                                         -------       -------           -------      -------
     Total revenues                                                       21,831        20,005            63,112       56,069

EXPENSES:
Property operating                                                         5,121         4,613            14,536       12,427
Real estate taxes                                                          1,369         1,287             3,854        4,066
Depreciation and amortization                                              4,579         3,917            13,578       11,261
Corporate general and administrative                                         973           904             2,832        2,440
Interest                                                                   5,139         5,501            17,343       14,979
Other charges                                                                475           551             7,687        1,459
                                                                         -------       -------           -------      -------
     Total expenses                                                       17,656        16,773            59,830       46,632
                                                                         -------       -------           -------      -------

INCOME BEFORE MINORITY INTERESTS AND
     EXTRAORDINARY ITEM                                                    4,175         3,232             3,282        9,437

(Income) loss allocated to minority interests                             (1,810)        1,290             1,398        4,151
                                                                         -------       -------           -------      -------
INCOME BEFORE EXTRAORDINARY ITEM                                           2,365         4,522             4,680       13,588
Extraordinary item -- loss on early extinguishment of
     debt, net of minority interests in the amount of $3,263                   -             -            (1,017)           -
                                                                         -------       -------           -------      -------
NET INCOME                                                                 2,365         4,522             3,663       13,588
Income allocated to preferred shareholders                                 3,000         5,236            11,236       15,708
                                                                         -------       -------           -------      -------

NET LOSS APPLICABLE TO COMMON SHARES                                     $  (635)      $  (714)          $(7,573)     $(2,120)
                                                                         =======       =======           =======      =======

PER COMMON SHARE:
     Loss before extraordinary item                                      $ (0.05)      $ (0.25)          $ (1.01)     $ (0.74)
     Extraordinary item                                                        -             -             (0.16)           -
                                                                         -------       -------           -------      -------
     Net loss                                                            $ (0.05)      $ (0.25)          $ (1.17)     $ (0.74)
                                                                         =======       =======           =======      =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                13,322         2,875             6,481        2,875
                                                                         =======       =======           =======      =======

==============================================================================================================================

See accompanying notes to financial statements.

                                                     PRIME RETAIL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                             ---------------------------------------
                                                                                                     1996                      1995
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                      $   3,663                  $ 13,588
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Loss allocated to minority interests                                                         (1,398)                   (4,151)
      Extraordinary loss for early retirement of debt                                               1,017                         -
      Write off of financing costs                                                                  6,131                         -
      Depreciation and amortization                                                                13,578                    11,261
      Amortization of deferred financing costs and
        interest rate protection contracts                                                          3,028                     3,311
      Equity earnings in excess of cash distributions
        from joint ventures                                                                             -                      (492)
      Cash distributions in excess of equity earnings
        from joint ventures                                                                           213                         -
      Provision for uncollectible accounts receivable                                                 437                       173
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                    1,814                    (1,821)
      Increase in due from affiliates, net                                                           (766)                     (482)
      (Increase) decrease in other assets                                                          (1,238)                    3,970
      Increase (decrease) in accrued interest                                                         (33)                      596
      Increase in accounts payable and other liabilities                                            4,857                       138
                                                                                                ---------                 ---------
        Net cash provided by operating activities                                                  31,303                    26,091

INVESTING ACTIVITIES:
Purchase of land                                                                                     (174)                   (3,071)
Purchase of buildings and improvements                                                            (11,319)                  (27,412)
Increase in property under development                                                            (36,645)                  (31,355)
Deferred leasing commissions                                                                          (22)                      (34)
                                                                                                ---------                  --------
        Cash used in investing activities                                                         (48,160)                  (61,872)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                             38,843                         -
Conversion of convertible preferred stock                                                          (1,342)                        -
Proceeds from notes payable                                                                       140,852                   142,582
Principal repayments on notes payable                                                            (132,138)                  (82,933)
Deferred financing fees                                                                            (7,821)                   (2,326)
Distributions and dividends paid                                                                  (20,516)                  (18,253)
Distributions to minority interests                                                                (6,346)                   (3,603)
                                                                                                ---------                 ---------
        Net cash provided by financing activities                                                  11,532                    35,467
                                                                                                ---------                 ---------
Decrease in cash and cash equivalents                                                              (5,325)                     (314)
Cash and cash equivalents at beginning of period                                                   14,927                     2,959
                                                                                                ---------                 ---------
Cash and cash equivalents at end of period                                                      $   9,602                 $   2,645
                                                                                                =========                 =========
====================================================================================================================================

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

Unless the context requires otherwise, all references to the Company herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including Prime Retail, L.P. (the "Operating Partnership"). The consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which the Company has majority interest or control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Operating Partnership. Investments in partnerships in which the Company does not have operational control are accounted for under the equity method of accounting. Income (loss) applicable to minority interests and common shares as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred shareholders.

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

On July 3, 1996, the Company completed a secondary offering of its Common Stock to the public by issuing 3,705,000 shares at $11.375 per share (the "Common Stock Offering"). The Company received net proceeds from the Common Stock Offering of $38,843 that were used to repay outstanding indebtedness. The selling stockholder sold 90,328 shares in conjunction with such secondary offering.

A summary of the holders of the Series A preferred units, Series B convertible preferred units and common units at September 30, 1996 follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             Number of Units
                                                                              ------------------------------------------------
Holder                                                                             Series A       Series B           Common
-----------------------------------------------------------------------------------------------------------------------------
Prime Retail, Inc............................................................     2,300,000      2,806,000       13,404,651
The Prime Group, Inc. ("PGI") and management(1)..............................             -              -        8,505,472
                                                                                  ---------      ---------        ---------
                                                                                  2,300,000      2,806,000       21,910,123
                                                                                  =========      =========       ==========
=============================================================================================================================

Note:
(1) Includes 742,180 units  beneficially  owned by management and 4,091,255 units  beneficially  owned by certain executive officers based on their ownership interests in affiliates of PGI.

NOTE 3 -- INVESTMENT IN PARTNERSHIPS

On May 6, 1996, the Company and its joint venture partner, Fru-Con Projects, Inc. ("Fru-Con") entered into a purchase agreement (the "Grove City Purchase Agreement") pursuant to which the Company agreed, subject to certain conditions, to purchase on or before February 28, 1997, all of Fru-Con's ownership interest in Grove City Factory Shops Partnership, the property partnership which owns Grove City Factory Shops. On November 1, 1996, the Company finalized the Grove
City Purchase Agreement and purchased Fru-Con's first mortgage and 50.0% ownership interest in Grove City Factory Shops Partnership for $55,968. Effective November 1, 1996, the Company owns 100.0% of Grove City Factory Shops Partnership. The Company financed the purchase transaction primarily with a portion of the proceeds from certain Nomura Asset Capital Corporation ("Nomura") loan transactions that closed on November 1, 1996. See Note 4 of Notes to Unaudited Consolidated Financial Statements for additional information regarding the Nomura loan transactions.

On September 30, 1996, the Company obtained a $32,905 first mortgage loan commitment and formed a joint venture partnership with Salomon Brothers Realty Corp. ("SBRC") relating to the development and operation of Buckeye Factory Shops located in Burbank, Ohio.

The terms of the first mortgage loan commitment with SBRC provide for borrowings on two phases of Buckeye Factory Shops at amounts equal to approximately ninety percent of the total estimated cost of the development and construction of each phase. The first mortgage loan requires monthly payments of interest at a rate equal to 30-day LIBOR plus 2.0%. Monthly principal payments are required based on available cash flows, as defined. The loan will be due three years from the initial disbursement date of the Phase I loan. The maximum loan amounts for Phases I and II of Buckeye Factory Shops are limited to $22,905 and $10,000, respectively.

Under the joint venture agreement, the Company and SBRC will hold capital interests of 75.0% and 25.0%, respectively. The Company and SBRC are required to make combined equity contributions totaling at least 10.0% of the total cost of the development and construction of each phase of the project. Earnings and cash flows of the partnership are allocated based on the partnership agreement. The project will be developed, leased, and managed exclusively by the Company which will be entitled to certain management, construction management, development and leasing fees for its services. Additionally, the Company may, at its option, elect to purchase all of SBRC's ownership interest in the project at a contractually determined amount at any time prior to the maturity date of the first mortgage loan.

NOTE 4 -- BONDS AND NOTES PAYABLE

Effective December 31, 1995, the Company's $16,000 fixed rate mortgage loan that was scheduled to mature on that date was modified to extend the maturity date to July 31, 1996 at a fixed rate of interest of 8.00%. On January 30, 1996, the Company obtained from a commercial mortgage company a commitment for a mortgage loan in an amount not to exceed $7,000 for an eight-year term (the "Refinancing Loan"). On July 3, 1996, the Company repaid the $16,000 fixed rate mortgage loan by using a portion of the net proceeds from the Common Stock Offering. The Company closed on the Refinancing Loan on August 1, 1996 and received net proceeds of $6,807 that were used for working capital purposes. The Refinancing Loan bears a fixed interest rate at 9.375%, matures on March 1, 2004 and requires monthly principal and interest payments based on a 16-year amortization schedule. The outstanding principal balance of the Refinancing Loan at September 30, 1996 was $6,986.

On May 7, 1996, the Company's unsecured line of credit (the "Corporate Line") was renewed and increased from $10,000 to $15,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears interest at the London Interbank offered rate for thirty (30) day deposits in U.S. dollars ("30-day LIBOR") plus 2.50% and matures on July 11, 1997. The principal balance outstanding under the Corporate Line at September 30, 1996 was $12,000 and the interest rate was 7.67%. As a result of repayments subsequent to September 30, 1996, the available balance as of November 1, 1996 was $13,700.

On July 8, 1996, the Company obtained from a financial institution a commitment for a construction mortgage loan in an amount not to exceed the lesser of $20,000 or sixty-five percent (65%) of the appraised value of the underlying collateral (the "Construction Mortgage Loan"). The Construction Mortgage Loan
(i) bears a variable interest rate at the financial institution's prime rate or, at the Company's option, a LIBOR index plus 2.25%, (ii) matures on September 10, 1998 and (iii) requires monthly interest-only payments. The Construction Mortgage Loan is collateralized by a first mortgage on Carolina Factory Shops, a new outlet center which opened on November 8, 1996, located in Gaffney, South Carolina. At September 30, 1996, the outstanding balance of the Construction Mortgage Loan was $5,475.

On August 1, 1996, the Company closed on the refinancing of certain credit facilities with Nomura (the "Nomura Credit Facilities"). The Nomura Credit Facilities provided an aggregate of $253,000 of financing to the Company. The Nomura Credit Facilities were used (i) to refinance $151,323 which was outstanding under a revolving credit facility, (ii) to refinance $97,411 which was outstanding under a securitized mortgage loan, (iii) to pay loan fees and transaction costs of $3,600, and (iv) for working capital purposes. Under the terms of the refinancing, the Nomura Credit Facilities consisted of two notes, one in the amount of $218,000 and the other in the amount of $35,000. Each note required monthly payments of interest-only at a rate equal to 30-day LIBOR plus 1.513%. At September 30, 1996, the outstanding balance of the Nomura Credit Facilities was $253,000. The Nomura Credit Facilities were repaid on November 1, 1996 in connection with the closing of certain loan transactions as described below.

In connection with the execution of the binding commitment for the Nomura Credit Facilities, the Company incurred a nonrecurring charge and extraordinary loss of $6,131 and $4,280, respectively, during the second quarter of 1996. The nonrecurring loss resulted from (i) the termination of previously obtained financing commitments from Nomura for which the Company paid $3,250 in nonrefundable financing fees, (ii) the unamortized cost of certain interest rate protection contracts of $3,696, and (iii) other nonrefundable deferred financing costs of $1,425, less the estimated fair market value of the interest rate protection contracts of $2,240 based on their fair market value at May 31, 1996. The extraordinary loss resulted from (i) the write-off of unamortized deferred financing costs of $3,458 relating to the early extinguishment of debt, and (ii) debt prepayment penalties of $822.

On November 1, 1996, the Company closed on $428,290 of loan facilities with Nomura. The transaction provided (i) a $319,000 non-recourse first mortgage loan (the "First Mortgage Loan") for sixteen of the Company's factory outlet centers,
(ii) a $40,000 non-recourse expansion loan (the "Expansion Loan"), (iii) a junior secured loan (the "Repo Financing") of $53,290, and (iv) a short-term unsecured loan of $16,000 (the "Unsecured Loan").

The First Mortgage Loan and the Expansion Loan (i) are cross-collateralized by first mortgages on sixteen of the Company's factory outlet centers (including
Rocky Mountain Factory Stores and Kansas City Factory Outlets which were purchased by the Company on November 1, 1996 -- see Note 7 of Notes to Unaudited Consolidated Financial Statements for additional information), (ii) bear a variable interest rate of 30-day LIBOR plus 1.51% during the first two years and a fixed interest rate of 7.782% for the balance of the seven-year term, and
(iii) require monthly principal and interest payments pursuant to a level payment 360 month amortization schedule. The First Mortgage Loan and the Expansion Loan can be prepaid only after year two by the use of certain debt defeasance and yield maintenance provisions and are effectively due at the end of year seven.

The Repo Financing is a recourse loan to the Company and (i) is secured by a pledge of excess cash flow after debt service on the First Mortgage Loan and the Expansion Loan, (ii) bears a variable interest rate of 30-day LIBOR plus 1.95%,
(iii) matures in three years, and (iv) requires monthly interest-only payments during the first year of its term and monthly interest payments and quarterly principal payments thereafter pursuant to six-year amortization schedule.

The proceeds from the First Mortgage Loan, the Repo Financing and the Unsecured Loan were used (i) to repay $253,000 debt outstanding under the Nomura Credit Facilities, (ii) to purchase Rocky Mountain Factory Stores and Kansas City
Factory Outlets for $71,700 (consisting of $59,700 in cash and a $12,000 installment note), (iii) to purchase the first mortgage and the 50.0% partnership interest of its joint venture partner in Grove City Factory Shops Partnership for $57,100, and (iv) for loan fees, escrow deposits, interest rate protection contracts and transaction costs of approximately $12,700. The remaining proceeds of $5,800 will be used for working capital purposes. Subject to certain funding conditions, proceeds from the Expansion Loan will be used to fund completed and occupied expansions on certain of the sixteen factory outlet centers pledged as collateral for the First Mortgage Loan.

The Unsecured Loan (i) bears a variable interest rate of 30-day LIBOR plus 3.50%, (ii) requires monthly interest-only payments, (iii) requires mandatory principal payments of $6,000 on the earlier of September 11, 1997, or upon repayment from fundings under the Expansion Loan, and (iv) matures on November 11, 1997.

On November 1, 1996, the Company amended certain of its interest rate protection contracts with an aggregate notional amount of $96,441 at September 30, 1996. The significant terms that were amended included (i) an increase in the notional amount to $262,000, and (ii) a change in the termination date from July 1, 2000 to November 11, 1998. In addition, on November 1, 1996, the Company purchased an interest rate protection contract with a notional amount of $97,000 that provides for a cap to the variable interest rate index at 7.00% and a termination date of November 11, 1998. As a result, the Company held interest rate protection contracts with an aggregate notional amount of $359,000 as of November 1, 1996 to reduce its exposure to increases in short-term interest rates with respect to the First Mortgage Loan and the Expansion Loan, prior to the fixed interest rate period which commences after twenty-four months.

NOTE 5 -- LEGAL PROCEEDINGS

In the ordinary course of business, the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes that losses, if any, resulting from such matters will not have a material adverse effect on the consolidated financial statements of the Company.

The Company was a defendant in a lawsuit filed on June 14, 1995 in the U.S. District Court for the Northern District of West Virginia whereby the plaintiffs alleged that the Company breached a confidentiality agreement entered into by an affiliate of PGI and the plaintiffs in connection with the proposed purchase during 1993 of a factory outlet center in Martinsburg, West Virginia. On July 26, 1996, the U.S. District Court for the Northern District of West Virginia, after the plaintiffs completed the presentation of their case, issued a judgment in favor of the Company as a matter of law on all claims. The plaintiffs have filed a notice of appeal of the judgment with the United States Court of Appeals for the Fourth Circuit.

NOTE 6 -- CASH DISTRIBUTIONS

On November 11, 1996, the Company's board of directors approved a cash distribution of $2,509, or $0.295 per common unit, to the limited partners of the Operating Partnership. The cash distribution will be paid on November 15, 1996.

NOTE 7 -- ACQUISITIONS

On November 1, 1996, the Company acquired the Rocky Mountain Factory Stores and the Kansas City Factory Outlets for an aggregate purchase price of approximately $71,700. The Company financed the purchase with a portion of the proceeds from the Nomura loan transactions that closed on November 1, 1996 and the issuance to the seller of a $12,000 unsecured installment note. The installment note bears interest at a fixed rate of 8.25% and requires quarterly interest payments in arrears. Commencing November 30, 1997 through November 30, 1998, the note will be repaid with four quarterly principal payments each in the amount of $3,000. See Note 4 of Notes to Unaudited Consolidated Financial Statements for additional information regarding the Nomura loan transactions.

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

RESULTS OF OPERATIONS

GENERAL

The Company has grown by developing and acquiring factory outlet centers and expanding its existing factory outlet centers. As summarized in TABLE 1, the Company's factory outlet portfolio consisted of seventeen operating factory outlet centers totaling 4,487,000 square feet of gross leasable area ("GLA") at September 30, 1996, compared to sixteen factory outlet centers totaling 3,837,000 square feet of GLA at September 30, 1995. The Company opened one new factory outlet center and four expansions of existing factory outlet centers during the fourth quarter of 1995, adding 494,000 square feet of GLA in the aggregate. Additionally, the Company opened four expansions of existing factory outlet centers during the third quarter of 1996, adding 156,000 square feet of GLA in the aggregate. The significant increase in the number of operating properties and total GLA at September 30, 1996 compared to the portfolio of properties at September 30, 1995, is collectively referred to as the "Portfolio Expansion".

TABLE 1 -- PORTFOLIO OF PROPERTIES AS OF SEPTEMBER 30, 1996

-----------------------------------------------------------------------------------------------------------------------------
                                                            OWNERSHIP                GRAND            GLA      PERCENTAGE
FACTORY OUTLET CENTER                          PHASE      INTEREST(1)         OPENING DATE      (SQ. FT.)       LEASED(9)
-----------------------------------------------------------------------------------------------------------------------------
Warehouse Row Factory Shops(2)(3)--                I              99%        November 1989         95,000              95%
Chattanooga, Tennessee                            II              65%          August 1993         26,000              94
                                                                                                ---------             ---
                                                                                                  121,000              95

San Marcos Factory Shops--                         I             100%          August 1990        177,000             100
San Marcos, Texas                                 II                           August 1991         67,000              96
                                                 III                           August 1993        117,000             100
                                                IIIB                         November 1994         20,000              91
                                                IIIC                         November 1995         35,000             100
                                                                                                ---------             ---
                                                                                                  416,000              99

Gulf Coast Factory Shops--                         I             100%         October 1991        187,000             100
Ellenton, Florida                                 II                           August 1993        123,000             100
                                                                                                ---------             ---
                                                                                                  310,000             100

Triangle Factory Shops--                           I             100%         October 1991        181,000             100
Raleigh-Durham, North Carolina                   IIA                             July 1996          6,000             100
                                                                                                ---------             ---
                                                                                                  187,000             100

Coral Isle Factory Shops--                         I             100%        December 1991         94,000              98
Naples/Marco Island, Florida                      II                         December 1992         32,000              98
                                                                                                ---------             ---
                                                                                                  126,000              98

Castle Rock Factory Shops--                        I             100%        November 1992        181,000             100
Castle Rock, Colorado                             II                           August 1993         94,000              99
                                                 III                         November 1993         95,000             100
                                                                                                ---------             ---
                                                                                                  370,000             100

Ohio Factory Shops--                               I             100%            July 1993        186,000             100
Jeffersonville, Ohio                              II                         November 1993        100,000              99
                                                 IIB                         November 1994         13,000             100
                                                IIIA                           August 1996         35,000              36
                                                                                                ---------             ---
                                                                                                  334,000              93

Gainesville Factory Shops--                        I             100%          August 1993        210,000              94
Gainesville, Texas                                II                         November 1994        106,000              94
                                                                                                ---------             ---
                                                                                                  316,000              94

Nebraska Crossing Factory Shops--                  I             100%         October 1993        192,000              98
Gretna, Nebraska

Oxnard Factory Outlet(4)--                         I              30%            June 1994        148,000              98
Oxnard, California

Grove City Factory Shops(5)--                      I              50%          August 1994        235,000             100
Grove City, Pennsylvania                          II                         November 1994         95,000             100
                                                 III                         November 1995         85,000             100
                                                                                                ---------             ---
                                                                                                  415,000             100

Huntley Factory Shops--                            I             100%          August 1994        192,000              98
Huntley, Illinois                                 II                         November 1995         90,000              57
                                                                                                ---------             ---
                                                                                                  282,000              85

-----------------------------------------------------------------------------------------------------------------------------
                                                            OWNERSHIP                GRAND            GLA      PERCENTAGE
FACTORY OUTLET CENTER                          PHASE      INTEREST(1)         OPENING DATE      (SQ. FT.)       LEASED(9)
-----------------------------------------------------------------------------------------------------------------------------
Florida Keys Factory Shops--                       I             100%       September 1994        208,000              97%
Florida City, Florida

Indiana Factory Shops--                            I             100%        November 1994        208,000              91
Daleville, Indiana

Magnolia Bluff Factory Shops(6)--                  I             100%            July 1995        238,000              90
Darien, Georgia                                  IIA                         November 1995         56,000              69
                                                 IIB                             July 1996         21,000              66
                                                                                                ---------             ---
                                                                                                  315,000              85

Arizona Factory Shops(7)--                         I              50%       September 1995        217,000              97
Phoenix, Arizona                                 IIA                        September 1996         94,000              60
                                                                                                ---------             ---
                                                                                                  311,000              86

Gulfport Factory Shops(8)--                        I             100%        November 1995        228,000              94
Gulfport, Mississippi                                                                           ---------             ---

TOTAL FACTORY OUTLET CENTERS(10)                                                                4,487,000              95%
                                                                                                =========             ===
=============================================================================================================================

Notes:
(1)  This percentage  represents the Company's ownership interest in the property  partnership  that directly owns or leases the property indicated.
(2)  The Company owns a 2% partnership  interest  as the sole general  partner  in Phase  I of this  property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing.  With regard to Phase II, Ford
     Motor Credit Company holds a 35% limited partnership  interest and the Company holds a 65% general partnership  interest in the partnership that owns Phase II of this property.
(3)  Phase I of this  mixed-use  development  includes  154,000  square feet of office space and Phase II includes  5,000 square feet of office  space.  The total office  space of 159,000  square feet of GLA is not included in this table and such space was 100% leased as of September 30, 1996.
(4)  The Company owns 30% of this factory outlet center in a joint venture partnership with unrelated third parties.
(5)  The Company  purchased its joint venture  partner's 50% ownership  interest in the general  partnership  that owns this property on November 1, 1996. As of November 1, 1996, the Company owns 100% of this factory  outlet center.  See Note 3 of Notes to the  Unaudited  Consolidated  Financial  Statements  for  additional  information  regarding  the  purchase transaction.
(6)  The property  partnership  operates this property pursuant to a long-term lease under which the property partnership receives the economic benefit of a 100% ownership interest.
(7)  The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(8)  The real  property  on which this outlet  center is located is subject to a long-term  ground  lease.  The  property partnership receives the economic benefit of a 100% ownership interest.
(9)  Fully executed leases as of September 30, 1996 as a percent of square feet of GLA.
(10) The Company also owns three community centers containing  424,000 square  feet of GLA in the aggregate that were 97%
     leased as of September 30, 1996.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

Summary

For the three months ended September 30, 1996, the Company reported net income of $2,365 on total revenues of $21,831. For the three months ended September 30, 1996, the net loss applicable to common shareholders was $635 or $0.05 per common share. For the three months ended September 30, 1995, the Company reported net income of $4,522 on total revenues of $20,005. For the same period, the net loss applicable to common shareholders was $714, or $0.25 per common share.

Revenues

Total revenues were $21,831 for the three months ended September 30, 1996, as compared to $20,005 for the three months ended September 30, 1995, an increase of $1,826, or 9.1%. Base rents increased $806, or 6.7%, in 1996 compared to 1995. These increases are primarily due to the Portfolio Expansion. Straight-line rents (included in base rents) were $101 and $295 for the three months ended September 30, 1996 and 1995, respectively. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $328, or 5.7%, during the three months ended September 30, 1996 over the same period in 1995. These increases are primarily due to the Portfolio Expansion.

Income from investment partnerships decreased by $155 for the three months ended September 30, 1996 over the same period in 1995. Interest and other income increased by $774, or 54.7%, to $2,189 during the three months ended September 30, 1996 as compared to $1,415 for the three months ended September 30, 1995. This increase is attributable to higher lease termination income, leasing commissions, property management fees and push cart income of $358, $304, $100 and $99, respectively, partially offset by lower real estate brokerage commissions, interest income and ancillary income of $26, $22 and $39, respectively.

Expenses

Property operating expenses increased by $508, or 11.0%, to $5,121 for the three months ended September 30, 1996 compared to $4,613 for the same period in 1995. Real estate taxes increased by $82, or 6.4%, to $1,369 for the three months ended September 30, 1996, from $1,287 in the same period for 1995. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense increased by $662, or 16.9%, to $4,579 for the three months ended September 30, 1996, compared to $3,917 for 1995. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 2 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
                                                     ---------------------------
                                                            1996           1995
--------------------------------------------------------------------------------
Building and improvements                                 $2,289         $2,066
Land improvements                                            502            357
Tenant improvements                                        1,294            900
Furniture and fixtures                                       171            158
Leasing commissions(1)                                       323            436
                                                          ------         ------
       Total                                              $4,579         $3,917
                                                          ======         ======
================================================================================
Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the
     amortization  of  leasing   commissions  is  reported  as  a  component  of
     depreciation and amortization expense.

TABLE 3 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                     ---------------------------
                                                            1996           1995
--------------------------------------------------------------------------------
Interest incurred                                         $5,257         $5,075
Interest capitalized                                        (857)          (546)
Interest earned on interest rate protection contracts        (40)          (133)
Amortization of deferred financing costs                     316            786
Amortization of interest rate protection contracts           463            319
                                                          ------         ------
       Total                                              $5,139         $5,501
                                                          ======         ======
================================================================================

As shown in TABLE 3, interest expense for the three months ended September 30, 1996 decreased by $362, or 6.6%, to $5,139 compared to $5,501 for the same period in 1995. This decrease reflects an increase in the amount of interest capitalized in connection with new development projects of $311 and a decrease in amortization of deferred financing costs of $470 offset by increases in interest incurred and amortization of interest rate protection agreements of $182 and $144, respectively, as well as a decrease in interest earned on interest rate protection contracts of $93.

The decrease in amortization of deferred financing costs is primarily attributable to reduced amortization related to certain deferred financing costs totaling $6,773 which were written off in the second quarter of 1996. These costs were part of the $10,411 nonrecurring loss recorded in the second quarter of 1996 related to a binding loan commitment that the Company obtained on June 5, 1996 in connection with refinancing $253,000 of debt. See Note 2 of Notes to Unaudited Financial Statements for additional information regarding the Nomura Asset Capital Corporation ("Nomura") loan transactions.

Other charges decreased by $76, or 13.8%, to $475. This decrease reflects reduced marketing costs of $227 and a lower provision for potentially unsuccessful pre-development efforts of $120 partially offset by increased professional fees, ground lease expense and other miscellaneous charges of $105, $48 and $68, respectively. Additionally, other charges includes a higher provision for uncollectible accounts receivable of $50.

In connection with re-leasing space to new merchants, the Company incurred $54 and $403 in capital expenditures during the three months ended September 30, 1996 and 1995, respectively.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Summary

For the nine months ended September 30, 1996, the Company reported net income of $3,663 on total revenues of $63,112. These results include a nonrecurring charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996. For the nine months ended September 30, 1996, the net loss applicable to common shareholders was $7,573 or $1.17 per common share. For the nine months ended September 30, 1995, the Company reported net income of $13,588 on total revenues of $56,069. For the same period, the net loss applicable to common shareholders was $2,120, or $0.74 per common share.

Revenues

Total revenues were $63,112 for the nine months ended September 30, 1996, as compared to $56,069 for the nine months ended September 30, 1995, an increase of $7,043, or 12.6%. Base rents increased $4,708, or 14.0%, in 1996 compared to 1995. These increases are primarily due to the Portfolio Expansion. Straight-line rents (included in base rents) were $338 and $682 for the nine months ended September 30, 1996 and 1995, respectively.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $1,941, or 12.0%, during the nine months ended September 30, 1996 over the same period in 1995. These increases are primarily due to the Portfolio Expansion. Tenant reimbursements as a percentage of recoverable operating expenses, which include property operating expenses and real estate taxes, increased to 98.3% from 97.8% during the nine months ended September 30, 1996 and 1995, respectively. This positive trend reflects the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses.

Income from investment partnerships decreased by $333 for the nine months ended September 30, 1996 over the same period in 1995. The decrease is primarily due to a gain on the sale of land and improvements of $288 by a joint venture partnership during the 1995 period. Interest and other income increased by $571, or 14.6%, to $4,486 during the nine months ended September 30, 1996 as compared to $3,915 for the nine months ended September 30, 1995. The increase is attributable to higher lease termination income, property management fees and push cart income of $722, $208 and $183, respectively, partially offset by lower leasing commissions, real estate brokerage commissions and ancillary income of $325, $178 and $39, respectively.

Expenses

Property operating expenses increased by $2,109, or 17.0%, to $14,536 for the nine months ended September 30, 1996 compared to $12,427 for the same period in 1995. Real estate taxes decreased by $212, or 5.2%, to $3,854 for the nine months ended September 30, 1996, from $4,066 in the same period for 1995. The increase in property operating expenses is primarily due to the Portfolio Expansion. The decrease in real estate taxes is primarily attributable to management's successful efforts in lowering tax assessments for certain properties. As shown in TABLE 4, depreciation and amortization expense increased by $2,317, or 20.6%, to $13,578 for the nine months ended September 30, 1996, compared to $11,261 for 1995. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 4 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

 -------------------------------------------------------------------------------
                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                      --------------------------
                                                             1996          1995
--------------------------------------------------------------------------------
Building and improvements                                 $ 6,744       $ 5,994
Land improvements                                           1,455         1,004
Tenant improvements                                         3,648         2,555
Furniture and fixtures                                        486           381
Leasing commissions(1)                                      1,245         1,327
                                                           ------        ------
       Total                                              $13,578       $11,261
                                                          =======       =======
================================================================================
Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the
     amortization  of  leasing   commissions  is  reported  as  a  component  of
     depreciation and amortization expense.

TABLE 5 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                      --------------------------
                                                             1996          1995
--------------------------------------------------------------------------------
Interest incurred                                         $16,651       $14,010
Interest capitalized                                       (2,175)       (1,761)
Interest earned on interest
  rate protection contracts                                  (162)         (581)
Amortization of deferred financing costs                    1,928         2,354
Amortization of interest rate protection contracts          1,101           957
                                                          -------       -------
       Total                                              $17,343       $14,979
                                                          =======       =======
================================================================================

As shown in TABLE 5, interest expense for the nine months ended September 30, 1996 increased by $2,364, or 15.8%, to $17,343 compared to $14,979 for the same period in 1995. This increase reflects higher interest incurred of $2,641, an increase in amortization of interest rate protection contracts of $144 and a reduction in interest earned on interest rate protection contracts of $419 partially offset by a decrease in amortization of deferred financing costs of $426 and an increase in the amount of interest capitalized in connection with new development projects of $414.

The increase in interest incurred is primarily attributable to an increase of approximately $69,606 in the Company's average debt outstanding during the nine months ended September 30, 1996 compared to the same period in 1995. Additionally, the increase in interest incurred reflects a decrease of 0.58% in the weighted average interest rate for the nine months ended September 30, 1996 compared to the same period in 1995. The weighted average interest rates were 7.12% and 7.70% for the 1996 and 1995 periods, respectively.

The decrease in amortization of deferred financing costs is primarily attributable to reduced amortization related to certain deferred financing costs totaling $6,773 which were written off in the second quarter of 1996. These costs were part of the $10,411 nonrecurring loss recorded in the second quarter of 1996 related to a binding loan commitment that the Company obtained on June 5, 1996 in connection with refinancing $253,000 of debt. See Note 2 of Notes to Unaudited Financial Statements for additional information regarding the refinancing transaction.

During the second quarter of 1996, the Company recorded a nonrecurring loss of $10,411 related to a binding loan commitment that the Company obtained on June 5, 1996 in connection with refinancing approximately $253,000 of debt. See Liquidity and Capital Resources -- Sources and Uses of Cash -- The Nomura Loans for additional information relating to the binding loan commitment and the components of this nonrecurring loss. Approximately $6,131 of the nonrecurring loss is included in other charges in the Consolidated Statements of Operations. As a result, other charges increased by $6,228 to $7,687 for the nine months ended September 30, 1996 compared to $1,459 for the same period in 1995.

Excluding the nonrecurring charge, other charges increased by $97, or 6.6%, to $1,556. This increase reflects a higher provision for uncollectible accounts receivable of $264, increased ground lease expense of $180, increased miscellaneous other charges of $119, decreased marketing costs of $296 and a lower provision for potentially unsuccessful pre-development efforts of $170.

In connection with re-leasing space to new merchants, the Company incurred $194 and $565 in capital expenditures during the nine months ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH -- GENERAL

For the nine months ended September 30, 1996, net cash provided by operating activities was $31,303 and cash used in investing activities was $48,160. The primary use of cash used in investing activities was for costs associated with the development and construction of two new factory outlet centers and four expansions of existing factory outlet centers scheduled to open during the fourth quarter of 1996, costs associated with the three expansions which opened during the third quarter of 1996, costs associated with the completion of two factory outlet centers and three expansions which opened during 1995 and costs for pre-development activities associated with future developments. Net cash provided by financing activities was $11,532 for the nine months ended September 30, 1996.

The principal sources of these funds were the proceeds from the Company's secondary stock offering (the "Common Stock Offering") of $38,843 and new borrowings of $140,852 offset by the payment of deferred financing costs of $7,821, principal repayments on notes payable of $132,138, distributions to minority interests (including distributions to the limited partner unit holders) of $6,346, preferred and common stock distributions of $20,516, and payment of certain costs related to the Exchange Offer (as defined herein) of $1,342.

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

Pursuant to the terms and conditions of the Common Stock Offering for 3,795,328 shares of the Company's Common Stock as set forth in a Prospectus dated June 28, 1996, the Company and Kilico Realty Corporation sold 3,705,000 and 90,328 shares, respectively, of the Company's Common Stock for $11.375 per share on July 3, 1996. The Company's net proceeds from the Common Stock Offering of $38,843 were primarily used to repay certain outstanding indebtedness.

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

On May 7, 1996, the Company's unsecured line of credit (the "Corporate Line") was renewed and increased from $10,000 to $15,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears interest at the London Interbank offered rate for thirty (30) day deposits in U.S. dollars ("30-day LIBOR") plus 2.50% and matures on July 11, 1997. The principal balance outstanding under the Corporate Line at September 30, 1996 was $12,000 and the interest rate was 7.67%. As a result of repayments subsequent to September 30, 1996, the available balance as of November 1, 1996 was $13,700.

On July 8, 1996, the Company obtained from a financial institution a commitment for a construction mortgage loan in an amount not to exceed the lesser of $20,000 or sixty-five percent (65%) of the appraised value of the underlying collateral (as defined) (the "Construction Mortgage Loan"). The Construction Mortgage Loan (i) bears a variable interest rate at the financial institution's prime rate or, at the Company's option, a LIBOR index, (ii) matures two years after closing on the Construction Mortgage Loan and (iii) requires monthly interest-only payments. The Construction Mortgage Loan is collateralized by a first mortgage on Carolina Factory Shops located in Gaffney, South Carolina.

Carolina Factory Shops contains approximately 235,000 square feet of GLA and opened to the public on November 8, 1996. At September 30, 1996, the outstanding balance of the Construction Mortgage Loan was $5,475.

SOURCES AND USES OF CASH -- THE NOMURA LOANS

On August 1, 1996, the Company closed on the refinancing of certain credit facilities (the "Nomura Credit Facilities") with Nomura. The Nomura Credit Facilities provided an aggregate of $253,000 of financing to the Company. The Nomura Credit Facilities were used (i) to refinance $151,323 which was outstanding under a revolving credit facility, (ii) to refinance $97,411 which was outstanding under a securitized mortgage loan, (iii) to pay loan fees and transaction costs of $3,600, and (iv) for working capital purposes. Under the terms of the refinancing, the Nomura Credit Facilities consisted of two notes, one in the amount of $218,000 and the other in the amount of $35,000. Each note required monthly payments of interest-only at a rate equal to 30-day LIBOR plus 1.513%. At September 30, 1996, the outstanding balance of the Nomura Credit Facilities was $253,000. The Nomura Credit Facilities were repaid on November 1, 1996 in connection with the closing of certain loan transactions as described below.

In connection with the execution of the binding commitment for the Nomura Credit Facilities, the Company incurred a nonrecurring charge and extraordinary loss of $6,131 and $4,280, respectively, during the second quarter of 1996. The nonrecurring loss resulted from (i) the termination of previously obtained financing commitments from Nomura for which the Company paid $3,250 in nonrefundable financing fees, (ii) the unamortized cost of certain interest rate protection contracts of $3,696, and (iii) other nonrefundable deferred financing costs of $1,425, less the estimated fair market value of the interest rate protection contracts of $2,240 based on their fair market value at May 31, 1996. The extraordinary loss resulted from (i) the write-off of unamortized deferred financing costs of $3,458 relating to the early extinguishment of debt and (ii) debt prepayment penalties of $822.

On November 1, 1996, the Company closed on $428,290 of loan facilities with Nomura. The transaction provided (i) a $319,000 non-recourse first mortgage loan (the "First Mortgage Loan") for sixteen of the Company's factory outlet centers,
(ii) a $40,000 non-recourse expansion loan (the "Expansion Loan"), (iii) a junior secured loan (the "Repo Financing") of $53,290, and (iv) a short-term unsecured loan of $16,000 (the "Unsecured Loan").

The First Mortgage Loan and the Expansion Loan (i) are cross-collateralized by first mortgages on sixteen of the Company's factory outlet centers (including
Rocky Mountain Factory Stores and Kansas City Factory Outlets which were purchased by the Company on November 1, 1996 -- see Sources and Uses of Cash -- Acquisition of Rocky Mountain Factory Stores and Kansas City Factory Outlets for additional information), (ii) bear a variable interest rate of 30-day LIBOR plus 1.51% during the first two years and a fixed interest rate of 7.782% for the balance of the seven-year term, and (iii) require monthly principal and interest payments pursuant to a level payment 360 - month amortization schedule. The First Mortgage Loan and the Expansion Loan can be prepaid only after year two by the use of certain debt defeasance and yield maintenance provisions and are effectively due at the end of year seven.

The Repo Financing is a recourse loan to the Company and (i) is secured by a pledge of excess cash flow after debt service on the First Mortgage Loan and the Expansion Loan, (ii) bears a variable interest rate of 30-day LIBOR plus 1.95%,
(iii) matures in three years, and (iv) requires monthly interest-only payments during the first year of its term and, thereafter, monthly interest payments and quarterly principal payments pursuant to a six-year amortization schedule.

The proceeds from the First Mortgage Loan, the Repo Financing and the Unsecured Loan were used (i) to repay $253,000 debt outstanding under the Nomura Credit Facilities, (ii) to purchase Rocky Mountain Factory Stores and Kansas City
Factory Outlets for $71,700 (consisting of $59,700 in cash and a $12,000 installment note), (iii) to purchase the first mortgage and the 50.0% partnership interest of its joint venture partner in Grove City Factory Shops Partnership for $57,100, and (iv) for loan fees, escrow deposits, interest rate protection contracts and transaction costs of approximately $12,700. The remaining proceeds of $5,800 will be used for working capital purposes. Subject to certain funding conditions, proceeds from the Expansion Loan will be used to fund completed and occupied expansions on certain of the sixteen factory outlet centers pledged as collateral for the First Mortgage Loan.

The Unsecured Loan (i) bears a variable interest rate of 30-day LIBOR plus 3.50%, (ii) requires monthly interest-only payments, (iii) requires mandatory principal payments of $6,000 on the earlier of September 11, 1997, or upon repayment from fundings under the Expansion Loan, and (iv) matures on November 11, 1997.

On November 1, 1996, the Company amended certain of its interest rate protection contracts with an aggregate notional amount of $96,441 at September 30, 1996. The significant terms that were amended included (i) an increase in the notional amount to $262,000 and (ii) a change in the termination date to November 11, 1998. In addition, on November 1, 1996, the Company purchased an interest rate protection contract with a notional amount of $97,000 that provides for a cap to the variable interest rate index at 7.00% and a termination date of November 11, 1998. As a result, the Company held interest rate protection contracts with an aggregate notional amount of $359,000 as of November 1, 1996 to reduce its exposure to increases in short-term interest rates with respect to the First Mortgage Loan and the Expansion Loan, prior to the fixed interest rate period which commences after twenty-four months.

The Company's existing $160,000 loan (the "Revolving Loan") with Nomura was not terminated as a result of the refinancing loan transactions. However, the collateral that was pledged thereunder was released and pledged to Nomura under the First Mortgage Loan and Expansion Loan which are cross-collateralized. The Revolving Loan is available, subject to sufficient collateral being pledged to Nomura, for acquisitions, expansions and new outlet centers.

The Revolving Loan bears interest at 30-day LIBOR plus 1.75%, requires monthly interest-only payments, and matures on December 31, 1996. The Company can extend the maturity of the Revolving Loan for a period of one year subject to its satisfaction of certain financial covenants. The Revolving Loan agreement contains certain convenants regarding the payment of distributions and dividends if at any date the debt service coverage ratio, as defined, fell below a minimum threshold. As of September 30, 1996, the Company was in compliance with monetary, non-monetary and debt service covenants. There was no principal balance outstanding under the Revolving Loan at September 30, 1996.

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

SOURCES AND USES OF CASH -- GROVE CITY FACTORY SHOPS PURCHASE TRANSACTION

On May 6, 1996, the Company and its joint venture partner, Fru-Con Projects, Inc. ("Fru-Con") entered into a purchase agreement (the "Grove City Purchase Agreement") pursuant to which the Company agreed, subject to certain conditions, to purchase on or before February 28, 1997, all of Fru-Con's ownership interest in Grove City Factory Shops Partnership, the property partnership which owns Grove City Factory Shops. On November 1, 1996, the Company completed the Grove
City Purchase Agreement and purchased Fru-Con's first mortgage and 50.0% ownership interest in Grove City Factory Shops Partnership for $55,968. Effective November 1, 1996, the Company owns 100.0% of Grove City Factory Shops Partnership. The Company financed the purchase transaction primarily with the proceeds from certain Nomura loan transactions that closed on November 1, 1996.

SOURCES AND USES OF CASH -- BUCKEYE FACTORY SHOPS FIRST MORTGAGE LOAN COMMITMENT AND JOINT VENTURE PARTNERSHIP

On September 30, 1996, Company obtained a $32,905 first mortgage loan commitment and formed a joint venture partnership with Salomon Brothers Realty Corp. ("SBRC") relating to the development and operation of Buckeye Factory Shops located in Burbank, Ohio.

The terms of the first mortgage loan commitment with SBRC provides for borrowings on two phases of Buckeye Factory Shops at amounts equal to approximately ninety percent of the total estimated cost of the development and construction of each phase. The first mortgage loan requires monthly payments of interest at a rate equal to 30-day LIBOR plus 2.0%. Monthly principal payments are required based on available cash flows, as defined. The loan will be due three years from the initial disbursement date of the Phase I loan. The maximum loan amounts for Phases I and II of Buckeye Factory Shops are limited to $22,905 and $10,000, respectively.

Under the real estate joint venture agreement, the Company and SBRC will hold capital interests of 75.0% and 25.0%, respectively. The Company and SBRC are required to make combined equity contributions totaling at least 10.0% of the total cost of the development and construction of each phase of the project. The project will be developed, leased, and managed exclusively by the Company which will be entitled to certain management, construction management, development and leasing fees for its services. Additionally, the Company may, at its option, elect to purchase all of SBRC's ownership interest in the project at a contractually determined amount at any time prior to the maturity date of the first mortgage loan.

SOURCES AND USES OF CASH -- ACQUISITION OF ROCKY MOUNTAIN FACTORY STORES AND KANSAS CITY FACTORY OUTLETS

On November 1, 1996, the Company acquired the Rocky Mountain Factory Stores and the Kansas City Factory Outlets for an aggregate purchase price of approximately $71,700. The Company financed the purchase with a portion of the proceeds from the Nomura loan transactions that closed on November 1, 1996 and the issuance to the seller of a $12,000 unsecured installment note. The installment note bears interest at a fixed rate of 8.25% and requires quarterly interest payments in arrears. Commencing November 30, 1997 through November 30, 1998, the note will be repaid with four quarterly principal payments each in the amount of $3,000.

Rocky Mountain Factory Stores is located in Loveland, Colorado, which is approximately 35 miles north of Denver, Colorado and 40 miles south of Cheyenne, Wyoming. Rocky Mountain Factory Stores contains approximately 328,000 square feet of GLA and was 100.0% occupied at September 30, 1996. Rocky Mountain Factory Stores was constructed in four phases with the first phase opening in May 1994. Kansas City Factory Outlets is located in Odessa, Missouri, which is approximately 20 miles east of Kansas City on Interstate 70. Phase I of Kansas City Factory Outlets contains approximately 191,000 square feet of GLA and was 99.0% occupied at September 30, 1996. Kansas City Factory Outlets opened in July 1995. Phase II, which contains approximately 105,000 square feet of GLA, opened to the public on November 8, 1996.

DEVELOPMENT

Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions on certain existing factory outlet centers. The Company expects to open 915,000 square feet of GLA during 1996. The Company opened four expansions on existing factory outlet centers totaling 156,000 square feet of GLA during the third quarter of 1996. The Company expects to open an additional 759,000 square feet of GLA during the fourth quarter of 1996, including an expansion consisting of 105,000 square feet of GLA at Kansas City Factory Outlets, a factory outlet center purchased by the Company on November 1, 1996. See Sources and Uses of Cash -- Acquisition of Rocky Mountain Factory Stores and Kansas City Factory Outlets for additional information.

At September 30, 1996, the estimated aggregate remaining capital expenditures for the 915,000 square feet of new factory outlet centers and expansions opened and expected to open in 1996 approximated $48,115. The estimated aggregate remaining capital expenditures for new factory outlet centers and expansions opened during the year ended December 31, 1995 (aggregating 949,000 square feet of GLA) approximated $797.

TABLE 6 - THIRD QUARTER OPENINGS

TABLE 6 summarizes the opening dates and total GLA relating to expansion of existing centers that opened in the third quarter of 1996.

-----------------------------------------------------------------------------------------------------------------------------
PROJECT                                             LOCATION              PHASE             OPENING DATE              GLA
-----------------------------------------------------------------------------------------------------------------------------
Arizona Factory Shops                        Phoenix, AZ                   IIA           September 26, 1996          94,000
Ohio Factory Shops                           Jeffersonville, OH            IIIA           August 29, 1996            35,000
Magnolia Bluff Factory Shops                 Darien, GA                    IIB             July 28, 1996             21,000
Triangle Factory Shops                       Raleigh-Durham, NC            IIA             July 19, 1996              6,000
                                                                                                                    -------
       Total Third Quarter Openings                                                                                 156,000
                                                                                                                    =======
=============================================================================================================================

TABLE 7 - FACTORY OUTLET CENTERS AND EXPANSIONS UNDER CONSTRUCTION(1)

TABLE 7 summarizes the projected opening dates and total GLA of the new factory outlet centers and expansions to existing outlet centers under construction as of September 30, 1996 and opened or expected to open in the fourth quarter of 1996.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                           ACTUAL/PROJECTED
PROJECT                                        LOCATION                  PHASE            1996 OPENING DATE          GLA
-----------------------------------------------------------------------------------------------------------------------------
Carolina Factory Shops                       Gaffney, SC                    I                November 8             235,000
Buckeye Factory Shops                        Burbank, OH                    I                November 22            205,000
                                                                                                                    -------
       Total New Centers under
         Construction                                                                                               440,000

Grove City Factory Shops                     Grove City, PA                 IV               November 15            118,000
Kansas City Factory Outlets                  Odessa, MO                     II               November 8             105,000
Gulfport Factory Shops                       Gulfport, MS                  IIA               November 1              40,000
Gulf Coast Factory Shops                     Ellenton, FL                  III               October 18              30,000
Indiana Factory Shops                        Daleville, IN                 IIA               November 14             26,000
                                                                                                                    -------
       Total Expansions under
         Construction                                                                                               319,000
                                                                                                                    -------
       Total New Centers and
         Expansions under Construction                                                                              759,000
                                                                                                                    =======
=============================================================================================================================

Note:
(1) No assurance can be given that these new factory outlet centers and expansions will be opened on schedule with the indicated GLA. Additionally, no assurance can be given that the estimated construction costs will not be exceeded.

Management believes that the Company has sufficient capital and capital commitments to fund the remaining development costs associated with the 1995 and 1996 openings. These funding requirements are expected to be met, in large part, with the proceeds from the Nomura loan facilities, the Corporate Line, the Construction Mortgage Loan, and joint venture partners. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

The Company plans to open new factory outlet centers and expansions in 1997 that are expected to contain approximately 750,000 square feet of GLA in the aggregate, and have a total expected development cost of approximately $82,500. However, on November 7, 1996, a court overturned the zoning decision that would have allowed development of a planned new outlet center in Hagerstown, Maryland of approximately 235,000 square feet of GLA. The Company plans to appeal the court's decision. A successful appeal is necessary for development of the planned new outlet center on the identified site during 1997. The Company expects to fund the development cost of its new factory outlet centers and expansions from (i) certain line of credit facilities, (ii) joint venture partners, (iii) retained cash flow from operations, (iv) construction loans, and
(v) the potential sale of common or preferred equity in the public or private capital markets. As of September 30, 1996, there were no material commitments with regard to the construction of the new factory outlet centers and expansions scheduled to open in 1997. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the 1997 planned openings or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods.

DEBT REPAYMENTS AND PREFERRED STOCK DIVIDENDS

The Company's aggregate indebtedness was $314,668 and $305,954 at September 30, 1996 and December 31, 1995, respectively. At September 30, 1996, such indebtedness had a weighted average maturity of 3.4 years and bore interest at a weighted average interest rate of 6.70% per annum. At September 30, 1996, $15,943, or 5.1%, of such indebtedness bore interest at fixed rates and $298,725, or 94.9%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates.

At September 30, 1996, the Company held interest rate protection contracts on $28,250 of floating rate tax-exempt indebtedness and $96,441 of other floating rate indebtedness (or approximately 41.7% of its total floating rate indebtedness). These contracts were scheduled to expire in 1999 and 2000, respectively. In addition, the Company held additional interest rate protection contracts on $43,900 of the $96,441 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates. On November 1, 1996, the Company amended certain of its interest rate protection contracts with an aggregate notional amount of $96,441 at September 30, 1996. The significant terms that were amended included (i) an increase in the notional amount to $262,000 and (ii) a change in the termination date to November 11, 1998. In addition, on November 1, 1996, the Company purchased an interest rate protection contract with a notional amount of $97,000 that provides for a cap to the variable interest rate index at 7.00% and a termination date of November 11, 1998. As a result, the Company held interest rate protection contracts with an aggregate notional amount of $359,000 as of November 1, 1996 to reduce its exposure to increases in interest rates with respect to the First Mortgage Loan and the Expansion Loan, prior to the fixed interest rate period which commences after twenty-four months.

The Company's ratio of debt to total market capitalization (defined as total long term debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Stock; (b) the aggregate market value of the outstanding shares of Convertible Preferred Stock; (c) the aggregate liquidation preference of the Senior Preferred Stock at $25.00 per share; and (d) the total long-term debt of the Company) was 45.5% at September 30, 1996.

As of November 1, 1996, the Company is obligated to repay $272 of total indebtedness during the remainder of 1996 and $22,045 during the year ending December 31, 1997. The Company may extend for one year the term of its Revolving Loan which is currently scheduled to expire on December 31, 1996. As of November 1, 1996, the Company's total indebtedness had a weighted average maturity of 6.9 years and bore interest at a weighted average interest rate of 6.88% per annum. Annualized cumulative dividends on the Company's Senior Preferred Stock and Convertible Preferred Stock are $6,037 and $5,963, respectively. These dividends are payable quarterly, in arrears.

The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources will be sufficient to satisfy its debt service obligations, expected dividend requirements and operating cash needs for the foreseeable future.

ECONOMIC CONDITIONS

Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At November 1, 1996, the Company maintained interest rate protection contracts to protect against increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Dividends").

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

In March 1995, the National Association of Real Estate Investment Trusts established guidelines clarifying the definition of FFO (as modified, the "New Definition"). The Company now reports both the old definition and the New Definition. For the Company, the primary impact of adopting the New Definition is a reduction in FFO since the amortization of capitalized debt costs and depreciation of non-real estate assets are not added back to income before minority interests and extraordinary item. TABLE 8 provides a reconciliation of income before minority interests and extraordinary item to FFO, under both the old definition and the New Definition, for the three and nine months ended September 30, 1996 and 1995. FFO (New Definition) increased $2,347, or 33.4%, to $9,379 for the three months ended September 30, 1996 from $7,032 for the three months ended September 30, 1995. This increase is primarily attributable to the Portfolio Expansion. FFO (New Definition) decreased $2,556, or 12.5%, to $17,945 for the nine months ended September 30, 1996 from $20,501 for the nine months ended September 30, 1995. This decrease is primarily attributable to the nonrecurring charge of $6,131 recorded in the second quarter of 1996 as a result of the binding loan commitment obtained by the Company on June 5, 1996 partially offset by the Portfolio Expansion.

TABLE 8 -- FUNDS FROM OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                              -------------------------------------------------------------------------------
                                                1996     1995       1996     1995       1996     1995      1996      1995
-----------------------------------------------------------------------------------------------------------------------------
                                               (Old Definition)   (New Definition)    (Old Definition)    (New Definition)
                                               ---------------    ----------------    ----------------    ----------------
Income before minority interests and
   extraordinary item                        $ 4,175   $3,232    $4,175    $3,232     $3,282  $ 9,437   $ 3,282   $ 9,437

FFO adjustments:
   Depreciation and amortization               4,579    3,917     3,603     2,639     13,578   11,261     9,971     7,532
   Amortization of deferred financing costs
      and interest rate protection contracts     779    1,105       779     1,105      3,028    3,311     3,028     3,311
   Unconsolidated joint venture                  822       56       822        56      1,664      221     1,664       221
      adjustments(1)                          ------   ------    ------    ------    ------- --------    -------  --------
FFO before allocations to minority
   interests and preferred shareholders      $10,355   $8,310    $9,379    $7,032    $21,552  $24,230    $17,945  $20,501
                                             =======   ======    ======    ======    =======  =======    =======  =======
=============================================================================================================================

Note:
(1) Includes net preferential partner  distributions  received from joint  venture  partnerships of $400, $400 and $162 for the three months ended September 30, 1996, the nine months ended September 30, 1996 and the nine months ended September
    30, 1995, respectively.

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

                          None

                                                        SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        PRIME RETAIL, INC.
                                                        Registrant



Date:  November 12, 1996                                /s/ Abraham Rosenthal
       -------------------------                        ------------------------
                                                        Abraham Rosenthal
                                                        Chief Executive Officer





Date:  November 12, 1996                               /s/ Robert P. Mulreaney
       --------------------------                      -------------------------
                                                       Robert P. Mulreaney
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer