Form 10-Q/A
period 1996-06-30
PRIME RETAIL INC
filed 1997-01-30
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-Q/A

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996

                                       or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934, for the Transition Period From      to    .
                                                            -----  -----

                         Commission file number 0-23616
                                                -------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Maryland                                    52-1836258
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

       100 East Pratt Street
       Nineteenth Floor
       Baltimore, Maryland                                21202
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (410) 234-0782
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name,former address, or former fiscal year,if changed since last report)

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

                               PRIME RETAIL, INC.
                                   FORM 10-Q/A


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

PART I:      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)


                                                          PRIME RETAIL, INC.

                                                      CONSOLIDATED BALANCE SHEETS

                                               (in thousands, except share information)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 1996         December 31, 1995
-----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Investment in rental property:
   Land                                                                                $  35,370                 $  35,370
   Buildings and improvements                                                            406,992                   403,542
   Property under development                                                             36,588                    12,165
   Furniture and equipment                                                                 3,662                     3,403
                                                                                        --------                  --------
                                                                                         482,612                   454,480
   Accumulated depreciation                                                              (48,272)                  (40,190)
                                                                                        --------                  --------
                                                                                         434,340                   414,290
Cash and cash equivalents                                                                  4,040                    14,927
Restricted cash                                                                            2,310                     2,230
Accounts receivable, net                                                                   6,588                     8,751
Deferred charges, net                                                                      8,620                    18,136
Due from affiliates, net                                                                   1,298                     1,194
Investment in partnerships                                                                 2,822                     2,258
Other assets                                                                                 774                       619
                                                                                        --------                  --------
     Total assets                                                                       $460,792                  $462,405
                                                                                        ========                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Bonds payable                                                                           $ 32,900                  $ 32,900
Notes payable                                                                            285,877                   273,054
Accrued interest                                                                           3,156                     3,034
Real estate taxes payable                                                                  3,260                     3,142
Construction costs payable                                                                 9,829                     5,796
Accounts payable and other liabilities                                                    14,654                     8,539
                                                                                        --------                  --------
     Total liabilities                                                                   349,676                   326,465

Minority interests                                                                           430                    14,456

Shareholders' equity:
   Shares of preferred stock, 24,315,000 shares authorized:
     2,300,000 shares of 10.5% Series A Senior Cumulative
       Preferred Stock, $0.01 par value (liquidation preference
       of $57,500), issued and outstanding                                                    23                        23
     8.5% Series B Cumulative  Participating  Convertible Preferred
       Stock, $0.01 par value (liquidation preference of $70,150
       and $175,375, respectively), 2,806,000 and 7,015,000 shares
       issued and outstanding, respectively                                                   28                        70
   Shares of common stock, 75,000,000 shares authorized:
     Common stock, $0.01 par value, 9,609,323 and 2,875,000 shares
       issued and outstanding, respectively                                                   96                        29
   Additional paid-in capital                                                            126,453                   128,275
   Distributions in excess of net income                                                 (15,914)                   (6,913)
                                                                                        --------                  --------
     Total shareholders' equity                                                          110,686                   121,484
                                                                                        --------                  --------

     Total liabilities and shareholders' equity                                         $460,792                  $462,405
                                                                                        ========                  ========
=============================================================================================================================

See accompanying notes to financial statements.

                                                        PRIME RETAIL, INC.

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (in thousands, except per share information)

-----------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS                      SIX MONTHS
                                                                       ENDED JUNE 30                   ENDED JUNE 30
                                                                 ---------------------------      --------------------------
                                                                    1996          1995              1996           1995
-----------------------------------------------------------------------------------------------------------------------------
REVENUES:
Base rents                                                          $12,786       $10,956           $25,530        $21,628
Percentage rents                                                        368           327               811            728
Tenant reimbursements                                                 5,895         5,548            12,034         10,421
Income from investment partnerships                                     168           657               609            787
Interest and other                                                      933         1,302             2,297          2,500
                                                                    -------       -------           -------        -------
     Total revenues                                                  20,150        18,790            41,281         36,064

EXPENSES:
Property operating                                                    4,796         4,044             9,415          7,814
Real estate taxes                                                     1,012         1,545             2,485          2,779
Depreciation and amortization                                         4,612         3,739             8,999          7,344
Corporate general and administrative                                    966           692             1,859          1,536
Interest                                                              6,148         5,022            12,204          9,478
Other charges                                                         6,566           685             7,212            908
                                                                    -------       -------           -------        -------
     Total expenses                                                  24,100        15,727            42,174         29,859
                                                                    -------       -------           -------        -------

INCOME (LOSS) BEFORE MINORITY INTERESTS AND
   EXTRAORDINARY ITEM                                                (3,950)        3,063              (893)         6,205

Loss allocated to minority interests                                  4,993         1,395             6,470          2,861
                                                                    -------       -------           -------        -------
INCOME BEFORE EXTRAORDINARY ITEM                                      1,043         4,458             5,577          9,066
Extraordinary item -- loss on early extinguishment of
   debt, net of minority interests in the amount of $3,263           (1,017)           --            (1,017)            --
                                                                    -------       -------           -------        -------
NET INCOME                                                               26         4,458             4,560          9,066
Income allocated to preferred shareholders                            3,000         5,236             8,236         10,472
                                                                    -------       -------           -------        -------

NET LOSS APPLICABLE TO COMMON SHARES                                $(2,974)      $  (778)          $(3,676)       $(1,406)
                                                                    =======       =======           =======        =======

PER COMMON SHARE:
   Loss before extraordinary item                                   $ (0.62)      $ (0.27)          $ (0.88)       $ (0.49)
   Extraordinary item                                                 (0.32)           --             (0.34)            --
                                                                    -------       -------           -------        -------
   Net loss                                                         $ (0.94)      $ (0.27)          $ (1.22)       $ (0.49)
                                                                    =======       =======           =======        =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            3,171         2,875             3,023          2,875
                                                                    =======       =======           =======        =======

=============================================================================================================================

See accompanying notes to financial statements.

                                                            PRIME RETAIL, INC.

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (in thousands)

 ----------------------------------------------------------------------------------------------------------------------------
                                                                                              SIX MONTHS ENDED JUNE 30
                                                                                         ------------------------------------
                                                                                            1996                   1995
 ----------------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
 Net income                                                                                $  4,560               $  9,066
 Adjustments to reconcile net income to
    net cash provided by operating activities:
      Loss allocated to minority interests                                                   (6,470)                (2,861)
      Extraordinary loss for early retirement of debt                                         1,017                     --
      Write-off of financing costs                                                            6,131                     --
      Depreciation and amortization                                                           8,999                  7,344
      Amortization of deferred financing costs and
         interest rate protection contracts                                                   2,249                  2,206
      Equity earnings in excess of cash distributions from
         joint ventures                                                                          79                   (602)
      Provision for uncollectible accounts receivable                                           281                     67
 Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                              1,882                    (60)
      Increase in due from affiliates, net                                                     (104)                (1,328)
      Increase in other assets                                                                 (863)                  (698)
      Increase in accrued interest                                                              122                    829
      Increase in accounts payable and other liabilities                                      1,702                  2,926
                                                                                           --------               --------
        Net cash provided by operating activities                                            19,585                 16,889

 INVESTING ACTIVITIES:
 Purchase of land                                                                                --                 (3,076)
 Purchase of buildings and improvements                                                      (3,704)               (26,427)
 Increase in property under development                                                     (20,235)                (7,289)
 Deferred leasing commissions                                                                   (21)                  (265)
                                                                                           --------               --------
        Cash used in investing activities                                                   (23,960)               (37,057)

 FINANCING ACTIVITIES:
 Proceeds from notes payable                                                                 14,700                 89,225
 Principal repayments on notes payable                                                       (1,877)               (52,798)
 Deferred financing fees                                                                     (2,873)                (1,679)
 Distributions and dividends paid                                                           (12,170)               (12,168)
 Distributions to minority interests                                                         (4,292)                (2,364)
                                                                                           --------               --------
        Net cash (used in) provided by financing activities                                  (6,512)                20,216
                                                                                           --------               --------
 Increase (decrease) in cash and cash equivalents                                           (10,887)                    48
 Cash and cash equivalents at beginning of period                                            14,927                  2,959
                                                                                           --------               --------
 Cash and cash equivalents at end of period                                                $  4,040               $  3,007
                                                                                           ========               ========
 ============================================================================================================================

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

A summary of the holders of the Series A preferred units, Series B convertible preferred units and common units after giving effect to the Exchange Offer and Common Stock Offering follows:

 -----------------------------------------------------------------------------------------------------------------------------
                                                                                             Number of Units
                                                                              ------------------------------------------------
 Holder                                                                             Series A       Series B           Common
 -----------------------------------------------------------------------------------------------------------------------------
 Prime Retail, Inc............................................................     2,300,000      2,806,000       13,404,651
 The Prime Group, Inc. ("PGI") and management(1)..............................            --             --        8,505,472
                                                                                   ---------      ---------       ----------
                                                                                   2,300,000      2,806,000       21,910,123
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

TABLE 1 -- PORTFOLIO OF PROPERTIES AS OF JUNE 30, 1996

-----------------------------------------------------------------------------------------------------------------------------
                                                            OWNERSHIP                GRAND            GLA      PERCENTAGE
FACTORY OUTLET CENTER                          PHASE      INTEREST(1)         OPENING DATE      (SQ. FT.)       LEASED(9)
-----------------------------------------------------------------------------------------------------------------------------
Warehouse Row Factory Shops(2)(3)--                I              99%        November 1989         95,000              89%
Chattanooga, Tennessee                            II              65%          August 1993         26,000              94
                                                                                                ---------             ---
                                                                                                  121,000              90

San Marcos Factory Shops--                         I             100%          August 1990        177,000              99
San Marcos, Texas                                 II                           August 1991         67,000              98
                                                 III                           August 1993        117,000             100
                                                IIIB                         November 1994         20,000              91
                                                IIIC                         November 1995         35,000             100
                                                                                                ---------             ---
                                                                                                  416,000              99

Gulf Coast Factory Shops--                         I             100%         October 1991        187,000             100
Ellenton, Florida                                 II                           August 1993        123,000             100
                                                                                                ---------             ---
                                                                                                  310,000             100

Triangle Factory Shops--Raleigh-Durham,            I             100%         October 1991        181,000             100
North Carolina

Coral Isle Factory Shops--                         I             100%        December 1991         94,000              98
Naples/Marco Island, Florida                      II                         December 1992         32,000              98
                                                                                                ---------             ---
                                                                                                  126,000              98

Castle Rock Factory Shops--                        I             100%        November 1992        181,000             100
Castle Rock, Colorado                             II                           August 1993         94,000              99
                                                 III                         November 1993         95,000             100
                                                                                                ---------             ---
                                                                                                  370,000             100

Ohio Factory Shops--                               I             100%            July 1993        186,000              99
Jeffersonville, Ohio                              II                         November 1993        100,000              98
                                                 IIB                         November 1994         13,000             100
                                                                                                ---------             ---
                                                                                                  299,000              99

Gainesville Factory Shops--                        I             100%          August 1993        210,000              96
Gainesville, Texas                                II                         November 1994        106,000              92
                                                                                                ---------             ---
                                                                                                  316,000              95

Nebraska Crossing Factory Shops--Gretna,           I             100%         October 1993        192,000              96
Nebraska

Oxnard Factory Outlet(4)--                         I              30%            June 1994        148,000              96
Oxnard, California

Grove City Factory Shops(5)--                      I              50%          August 1994        235,000             100
Grove City, Pennsylvania                          II                         November 1994         95,000             100
                                                 III                         November 1995         85,000             100
                                                                                                ---------             ---
                                                                                                  415,000             100

Huntley Factory Shops--                            I             100%          August 1994        192,000              98
Huntley, Illinois                                 II                         November 1995         90,000              57
                                                                                                ---------             ---
                                                                                                  282,000              85

Florida Keys Factory Shops--                       I             100%       September 1994        208,000              94
Florida City, Florida

Indiana Factory Shops--                            I             100%        November 1994        208,000              89
Daleville, Indiana


-----------------------------------------------------------------------------------------------------------------------------
                                                            OWNERSHIP                GRAND            GLA      PERCENTAGE
FACTORY OUTLET CENTER
          PHASE      INTEREST(1)         OPENING DATE      (SQ. FT.)       LEASED(9)
-----------------------------------------------------------------------------------------------------------------------------
Magnolia Bluff Factory Shops(6)--Darien,           I             100%            July 1995        238,000             91%
Georgia                                          IIA                         November 1995         56,000             88
                                                                                                ---------            ---
                                                                                                  294,000             90

Arizona Factory Shops(7)--                         I              50%       September 1995        217,000             93
Phoenix, Arizona

Gulfport Factory Shops(8)--                        I             100%        November 1995        228,000             92
                                                                                                ---------            ---
Gulfport, Mississippi

TOTAL FACTORY OUTLET CENTERS(10)                                                                4,331,000             96%
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

COMPARISON  OF THE THREE  MONTHS  ENDED JUNE 30, 1996
TO THE THREE  MONTHS ENDED JUNE 30, 1995

Summary


For the three months ended June 30, 1996, the Company reported net income of $26 on total revenues of $20,150. These results include a nonrecurring charge and extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996. For the three months ended June 30, 1996, the net loss applicable to common shareholders was $2,974 or $0.94 per common share.


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

TABLE 2 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                             THREE  MONTHS
                                                             ENDED JUNE 30
                                                     ---------------------------
                                                            1996           1995
--------------------------------------------------------------------------------
Building and improvements                                 $2,226         $2,010
Land improvements                                            474            312
Tenant improvements                                        1,248            822
Furniture and fixtures                                       160            115
Leasing commissions(1)                                       504            480
                                                          ------         ------
       Total                                              $4,612         $3,739
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

TABLE 3 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                             THREE  MONTHS
                                                             ENDED JUNE 30
                                                      --------------------------
                                                             1996          1995
--------------------------------------------------------------------------------
Interest incurred                                         $5,753         $4,723
Interest capitalized                                        (705)          (634)
Interest earned on interest rate protection contracts        (38)          (205)
Amortization of deferred financing costs                     819            819
Amortization of interest rate protection contracts           319            319
                                                          ------         ------
       Total                                              $6,148         $5,022
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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996
TO THE SIX MONTHS ENDED JUNE 30, 1995

Summary


For the six months ended June 30, 1996, the Company reported net income of $4,560 on total revenues of $41,281. These results include a nonrecurring charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996. For the six months ended June 30, 1996, the net loss applicable to common shareholders was $3,676 or $1.22 per common share.


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

TABLE 4 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                               SIX MONTHS
                                                              ENDED JUNE 30
                                                      --------------------------
                                                             1996          1995
--------------------------------------------------------------------------------

Building and improvements                                  $4,455        $3,928
Land improvements                                             953           647
Tenant improvements                                         2,354         1,655
Furniture and fixtures                                        315           223
Leasing commissions(1)                                        922           891
                                                           ------        ------
     Total                                                 $8,999        $7,344
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

TABLE 5 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                                SIX MONTHS
                                                              ENDED JUNE 30
                                                      --------------------------
                                                             1996          1995
--------------------------------------------------------------------------------

Interest incurred                                         $11,394        $8,935
Interest capitalized                                       (1,318)       (1,215)
Interest earned on interest rate protection contracts        (122)         (448)
Amortization of deferred financing costs                    1,612         1,568
Amortization of interest rate protection contracts            638           638
                                                          -------        ------
     Total                                                $12,204        $9,478
                                                          =======        ======
================================================================================

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

 -----------------------------------------------------------------------------------------------------------------------------
                                                                                            PROJECTED 1996
 PROJECT                                              LOCATION             PHASE             OPENING DATE            GLA
 -----------------------------------------------------------------------------------------------------------------------------
 Buckeye Factory Shops                        Medina County, OH              I                 November              205,000
 Carolina Factory Shops                       Gaffney, SC                    I                 November              235,000
                                                                                                                     -------
        Total New Centers under
          Construction                                                                                               440,000

 Grove City Factory Shops                     Grove City, PA                 IV                November              118,000
 Arizona Factory Shops                        Phoenix, AZ                   IIA               September               94,000
 Gulfport Factory Shops                       Gulfport, MS                  IIA                November               40,000
 Ohio Factory Shops                           Jeffersonville, OH            IIIA              September               35,000
 Gulf Coast Factory Shops                     Ellenton, FL                  III                October                30,000
 Indiana Factory Shops                        Daleville, IN                 IIA                October                26,000
 Magnolia Bluff Factory Shops                 Darien, GA                    IIB                November               21,000
 Arizona Factory Shops                        Phoenix, AZ                   IIB               September               19,000
 Triangle Factory Shops                       Raleigh-Durham, NC            IIA             July 19, 1996              6,000
                                                                                                                     -------
        Total Expansions under
          Construction                                                                                               389,000
                                                                                                                     -------
        Total New Centers and
          Expansions under Construction                                                                              829,000
                                                                                                                     =======
 =============================================================================================================================

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

TABLE 7 -- FUNDS FROM OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                              ----------------------------------      ------------------------------------
                                               1996      1995      1996     1995       1996     1995       1996     1995
---------------------------------------------------------------------------------------------------------------------------
                                              (Old Definition)    (New Definition)    (Old Definition)   (New Definition)
Income before minority interests and
   extraordinary item                         $(3,950)   $3,063   $(3,950)  $3,063    $ (893)  $ 6,205   $   (893) $ 6,205

FFO adjustments:
   Depreciation and amortization                4,612     3,739     4,420    3,611      8,999    7,344      8,619    7,098
   Amortization of deferred financing costs
      and interest rate protection contracts    1,138     1,138        --       --      2,249    2,206         --       --
   Unconsolidated joint venture
      adjustments(1)                              482       (53)      481      (53)       842      165        840      165
                                               ------    ------    ------   ------     ------   ------     ------   ------
FFO before allocations to minority
   interests and preferred shareholders       $ 2,282    $7,887   $   951   $6,621    $11,197  $15,920    $ 8,566  $13,468
                                              =======    ======   =======   ======    =======  =======    =======  =======
===========================================================================================================================

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

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Company's Annual Shareholders Meeting held on May 29, 1996 (the "Annual Meeting"), the nominees for director proposed by the Company were elected. The votes cast for these nominees were as set forth below:

                                                                                     For                          Withheld
                                                                                 -------------                  -------------
                  Abraham Rosenthal                                               2,173,252                        5,900
                  Governor James R. Thompson                                      2,173,252                        5,900
                  Marvin S. Traub                                                 2,173,252                        5,900

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

                                                                                                 Broker
                                                               For             Against          Non-Votes          Abstain
                                                           -------------      ----------      --------------     ------------
                  Common Stock                              1,615,902          34,620            714,004            12,275
                  Series B Preferred Stock                  3,570,181           2,752             52,650             1,200

                  In addition, at the Annual Meeting, the proposal to ratify the selection of the firm of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996 was approved. The votes cast with respect to that proposal were as set forth below:


                                                               For                       Against                   Abstain
                                                           -------------                -----------               -----------
                                                            2,367,821                     7,100                     1,880

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




                                                        PRIME RETAIL, INC.
                                                        Registrant



Date:  January 30, 1997                                 /s/ Abraham Rosenthal
       ----------------                                 ------------------------
                                                        Abraham Rosenthal
                                                        Chief Executive Officer





Date:  January 30, 1997                                /s/ Robert P. Mulreaney
       ----------------                                 ------------------------
                                                       Robert P. Mulreaney
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                         and Treasurer