Form 10-Q/A
period 1996-09-30
PRIME RETAIL INC
filed 1997-01-30
CIK 911708

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

                                                  PRIME RETAIL, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS                    NINE MONTHS
                                                                         ENDED SEPTEMBER 30             ENDED SEPTEMBER 30
                                                                     --------------------------     --------------------------
                                                                            1996          1995              1996         1995
------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Base rents                                                               $12,887       $12,081           $38,417      $33,709
Percentage rents                                                             466           393             1,277        1,121
Tenant reimbursements                                                      6,039         5,711            18,073       16,132
Income from investment partnerships                                          250           405               859        1,192
Interest and other                                                         2,189         1,415             4,486        3,915
                                                                         -------       -------           -------      -------
     Total revenues                                                       21,831        20,005            63,112       56,069

EXPENSES:
Property operating                                                         5,121         4,613            14,536       12,427
Real estate taxes                                                          1,369         1,287             3,854        4,066
Depreciation and amortization                                              4,579         3,917            13,578       11,261
Corporate general and administrative                                         973           904             2,832        2,440
Interest                                                                   5,139         5,501            17,343       14,979
Other charges                                                                475           551             7,687        1,459
                                                                         -------       -------           -------      -------
     Total expenses                                                       17,656        16,773            59,830       46,632
                                                                         -------       -------           -------      -------

INCOME BEFORE MINORITY INTERESTS AND
     EXTRAORDINARY ITEM                                                    4,175         3,232             3,282        9,437

(Income) loss allocated to minority interests                             (1,810)        1,290             4,660        4,151
                                                                         -------       -------           -------      -------
INCOME BEFORE EXTRAORDINARY ITEM                                           2,365         4,522             7,942       13,588
Extraordinary item -- loss on early extinguishment of
     debt, net of minority interests in the amount of $3,263                   -             -            (1,017)           -
                                                                         -------       -------           -------      -------
NET INCOME                                                                 2,365         4,522             6,925       13,588
Income allocated to preferred shareholders                                 3,000         5,236            11,236       15,708
                                                                         -------       -------           -------      -------

NET LOSS APPLICABLE TO COMMON SHARES                                     $  (635)      $  (714)          $(4,311)     $(2,120)
                                                                         =======       =======           =======      =======

PER COMMON SHARE:
     Loss before extraordinary item                                      $ (0.05)      $ (0.25)          $ (0.51)     $ (0.74)
     Extraordinary item                                                        -             -             (0.16)           -
                                                                         -------       -------           -------      -------
     Net loss                                                            $ (0.05)      $ (0.25)          $ (0.67)     $ (0.74)
                                                                         =======       =======           =======      =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                13,322         2,875             6,481        2,875
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

                                                     PRIME RETAIL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                                             ---------------------------------------
                                                                                                     1996                      1995
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                      $   6,925                  $ 13,588
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Loss allocated to minority interests                                                         (4,660)                   (4,151)
      Extraordinary loss for early retirement of debt                                               1,017                         -
      Write off of financing costs                                                                  6,131                         -
      Depreciation and amortization                                                                13,578                    11,261
      Amortization of deferred financing costs and
        interest rate protection contracts                                                          3,028                     3,311
      Equity earnings in excess of cash distributions
        from joint ventures                                                                             -                      (492)
      Cash distributions in excess of equity earnings
        from joint ventures                                                                           213                         -
      Provision for uncollectible accounts receivable                                                 437                       173
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                    1,814                    (1,821)
      Increase in due from affiliates, net                                                           (766)                     (482)
      (Increase) decrease in other assets                                                          (1,238)                    3,970
      Increase (decrease) in accrued interest                                                         (33)                      596
      Increase in accounts payable and other liabilities                                            4,857                       138
                                                                                                ---------                 ---------
        Net cash provided by operating activities                                                  31,303                    26,091

INVESTING ACTIVITIES:
Purchase of land                                                                                     (174)                   (3,071)
Purchase of buildings and improvements                                                            (11,319)                  (27,412)
Increase in property under development                                                            (36,645)                  (31,355)
Deferred leasing commissions                                                                          (22)                      (34)
                                                                                                ---------                  --------
        Cash used in investing activities                                                         (48,160)                  (61,872)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                             38,843                         -
Conversion of convertible preferred stock                                                          (1,342)                        -
Proceeds from notes payable                                                                       140,852                   142,582
Principal repayments on notes payable                                                            (132,138)                  (82,933)
Deferred financing fees                                                                            (7,821)                   (2,326)
Distributions and dividends paid                                                                  (20,516)                  (18,253)
Distributions to minority interests                                                                (6,346)                   (3,603)
                                                                                                ---------                 ---------
        Net cash provided by financing activities                                                  11,532                    35,467
                                                                                                ---------                 ---------
Decrease in cash and cash equivalents                                                              (5,325)                     (314)
Cash and cash equivalents at beginning of period                                                   14,927                     2,959
                                                                                                ---------                 ---------
Cash and cash equivalents at end of period                                                      $   9,602                 $   2,645
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


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

Summary


For the nine months ended September 30, 1996, the Company reported net income of $6,925 on total revenues of $63,112. These results include a nonrecurring charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996. For the nine months ended September 30, 1996, the net loss applicable to common shareholders was $4,311 or $0.67 per common share. For the nine months ended September 30, 1995, the Company reported net income of $13,588 on total revenues of $56,069. For the same period, the net loss applicable to common shareholders was $2,120, or $0.74 per common share.


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

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits or Reports on Form 8-K

                  (a)   The following exhibits are included in this Form 10-Q/A:

                        None

                  (b)     Reports on Form 8-K:

                          None

                                                        SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        PRIME RETAIL, INC.
                                                        Registrant



Date:  January 30, 1997                                 /s/ Abraham Rosenthal
       -------------------------                        ------------------------
                                                        Abraham Rosenthal
                                                        Chief Executive Officer





Date:  January 30, 1997                                /s/ Robert P. Mulreaney
       --------------------------                      -------------------------
                                                       Robert P. Mulreaney
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer