Form 10-K
period 1996-12-31
PRIME RETAIL INC
filed 1997-03-28
CIK 911708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

       For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        Commission file number: 0-23616

                              PRIME RETAIL, INC.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its Charter)

            Maryland                                    52-1836258
---------------------------------            ---------------------------------
 (State or other jurisdiction of             (IRS employer identification no.)
  incorporation or organization)

      100 East Pratt Street
       Baltimore, MD 21202                            (410) 234-0782
---------------------------------            ---------------------------------
 (Address of principal executive              (Registrant's telephone number,
   offices, including zip code)                    including area code)

            Securities registered pursuant to Section 12(b) of the Act:
            -----------------------------------------------------------
                                       None

            Securities registered pursuant to Section 12(g) of the Act:
            -----------------------------------------------------------
                           Common Stock, $0.01 par value
            10.5% Series A Cumulative Preferred Stock, $0.01 par value
         8.5% Series B Cumulative Participating Convertible Preferred Stock,
                                 $0.01 par value
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]     NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $206,321,500 based on the average of the closing bid and asked price per share in the domestic over-the-counter market as reported by the National Association of Securities Dealers Automated Quotation System on March 14, 1997.

The number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of March 14, 1997 was 15,794,951.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following documents of the registrant are incorporated herein by reference:

                          DOCUMENT                           PART OF FORM 10-K
                          --------                           -----------------
Proxy Statement for the 1997 annual meeting of shareholders          III

                               PRIME RETAIL, INC.

                                   Form 10-K

                               December 31, 1996

                               TABLE OF CONTENTS

PART I                                                                                                       PAGE
------------                                                                                                ------
Item 1.       Business......................................................................................    1
Item 2.       Properties....................................................................................    7
Item 3.       Legal Proceedings.............................................................................   10
Item 4.       Submission of Matters to a Vote of Security Holders...........................................   10

Part II
------------
Item 5.       Market for Registrant's Common Equity and Related Shareholder Matters.........................   10
Item 6.       Selected Financial Data.......................................................................   11
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........   11
Item 8.       Financial Statements and Supplementary Data...................................................   11
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   11

Part III
------------
Item 10.      Directors and Executive Officers of the Registrant............................................   11
Item 11.      Executive Compensation........................................................................   11
Item 12.      Security Ownership of Certain Beneficial Owners and Management................................   11
Item 13.      Certain Relationships and Related Transactions................................................   11

Part IV
------------
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................   11

              Signatures....................................................................................   13

                                     PART I

                                ITEM 1--BUSINESS
THE COMPANY

    Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. The Company commenced operations upon completion of its initial public offering (the "Initial Public Offering") on March 22, 1994. The Company is a self-administered and self-managed real estate investment trust ("REIT"). Concurrent with the completion of the Initial Public Offering, the Company became the general partner of Prime Retail, L.P. (the "Operating Partnership") which owns interests in and provides development, leasing, marketing and management services for 21 upscale factory outlet centers and three community shopping centers (the "Properties") with a total of 5,780,000 and 424,000 square feet of gross leasable area ("GLA") at December 31, 1996, respectively. The Properties are located throughout the United States, generally near large metropolitan areas.

    On November 1, 1994, the Company organized Prime Retail Services Limited Partnership and Prime Retail Services, Inc. (collectively referred to as the "Services Corporation"). The Services Corporation was formed primarily to operate business lines of the Company that are not directly associated with the collection of rents.

    As used herein, unless the context otherwise requires, the term "Company" shall mean the Company and those entities owned or controlled by the Company.

    The Company's executive offices are located at 100 East Pratt Street, Baltimore, Maryland 21202 (telephone 410-234-0782).

TAX STATUS

    The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income tax at the corporate level on income it distributes to its stockholders so long as it distributes at least 95% of its taxable income (excluding any net capital gain) each year. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property.

BUSINESS OF THE COMPANY

    The Company is engaged primarily in the ownership, development, construction, acquisition, leasing, marketing and management of factory outlet centers throughout the United States. Factory outlet centers have become a strong, growing segment of the retail industry, enabling value-oriented shoppers to purchase designer and brand-name products directly from manufacturers at discounts generally ranging from 25% to 50% below regular department and specialty store prices.

    Since entering the factory outlet center business in 1988 (through the retail division of The Prime Group, Inc. ("PGI"), from whom the Company acquired certain of the Properties and the management and development operations of PGI), the Company has become one of the leading developers and operators in the industry having successfully developed or acquired outlet centers containing approximately 5.8 million square feet of GLA at December 31, 1996, including approximately 930,000 square feet of GLA that was developed and completed during 1996. The Company and its management have been recognized with several industry honors. In 1993, the Company received the VALUE RETAIL NEWS Award of Excellence in recognition of its development of outlet centers and in 1994, the Company's outlet center in Castle Rock, Colorado was voted the number one factory outlet center in the country by the VALUE RETAIL NEWS. The Company also ranked as 1994's fourth fastest-growing retail developer in the United States by CHAIN STORE AGE EXECUTIVE magazine.

    The Company pursues development strategies designed to take advantage of growth opportunities in the factory outlet segment of the retail industry and to distinguish itself among its competitors. The Company differentiates itself from competitors in the outlet center industry by developing larger outlet centers with highly accessible locations, a larger and more diverse merchandising mix, extensive food and recreational amenities and quality architecture and landscaping, all designed to create an upscale environment in which to showcase merchandise and encourage shopping. The Company generally will not start construction of any new centers, other than site development work, without obtaining leasing commitments for at least 50% of the GLA to be constructed.

    The average outlet center in the Company's portfolio contains 275,238 square feet of GLA at December 31, 1996, compared to an industry average of approximately 156,932 square feet as reported by VALUE RETAIL NEWS in January 1996. Management believes that the considerable size of its outlet centers, coupled with the Company's established base of national and international manufacturers of designer and brand-name merchandise, significantly enhances the competitive position of the Company's factory outlet centers.

    The Company's factory outlet centers feature a diversified mix of nationally recognized manufacturers of designer and brand-name merchandise with which the Company and its employees have established long-standing relationships, including AnnTaylor/AnnTaylor Loft, Bose, Brooks Brothers, Corning-Revere, Danskin, Donna Karan, Eddie Bauer, Ellen Tracy, Esprit, First Choice/Escada, Guess?, J. Crew, Jones New York, Levi's/Dockers Outlet, Mikasa, Nautica, Nike, Phillips-Van Heusen (including Bass, Gant, Geoffrey Beene, Izod and Van Heusen), Polo/Ralph Lauren, Reading China & Glass, Reebok, Off 5th (Saks Fifth Avenue), Sara Lee (including Champion, Coach Leather, L'eggs, Hanes, Bali, Playtex, and Socks Galore), Sony, Springmaid-Wamsutta, Tommy Hilfiger and VF Corporation (including Lee, Wrangler, Barbizon and Vanity Fair). As a group, the foregoing merchants accounted for approximately 46.9% of the gross revenues of the Company during the year ended December 31, 1996, and occupied approximately 48.1% of the total leased GLA contained in the Company's outlet centers at December 31, 1996. Individual merchants noted above ranged from approximately 0.1% to 6.1% of the Company's gross revenues during the year ended December 31, 1996, and occupied approximately 0.1% to 5.8% of the Company's total leased GLA at December 31, 1996. During the year ended December 31, 1996, no group of merchants under common control accounted for more than 6.1% of the gross revenues of the Company or occupied more than 5.8% of the total leased GLA of the Company at December 31, 1996.

    Management has developed close working relationships with its merchants to understand and better anticipate the merchants' immediate and long-term merchandising strategies and retail space requirements. The Company established The Manufacturers Forum-Registered Trademark-, an organization of over 100 manufacturers that conducts between four and six industry meetings per year--two of which meetings are held at semi-annual conventions. The meetings are organized and hosted by executives of the Company and are attended by senior executives from member manufacturers. Industry experts are invited to attend as guest speakers to discuss ideas, trends, data and other issues pertinent to the ongoing growth of the factory outlet center business. The Manufacturers Forum-Registered Trademark- was developed as an educational tool for both the Company and the member merchants, including new manufacturers that are investigating opening factory outlet stores, and allows both the Company and member merchants to stay up-to-date with changes in the industry. Topics discussed at The Manufacturers Forum-Registered Trademark- lead to stronger relationships with key merchants and a shared vision with the manufacturers as to future growth of the industry.

STRATEGIES FOR GROWTH

    The Company intends, on a long-term basis, to increase its per share funds from operations ("FFO") and the value of its portfolio of factory outlet centers through the active management and expansion of existing factory outlet centers and the selective development and acquisition of factory outlet centers. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not indicative of cash available to fund all of the Company's cash needs and should not be considered as an alternative to net income or any other GAAP measure as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity or the ability to service debt or pay dividends.

    The Company intends to continue to increase its FFO per share over time by
(i) selectively expanding, developing and acquiring factory outlet centers that offer strong prospects for cash flow growth and capital appreciation, subject to the availability of debt financing on favorable terms and additional equity capital and (ii) managing, leasing and marketing its portfolio of retail properties to increase consumer traffic, sales per square foot, tenant occupancy levels, and the effective base and percentage rents. While no assurances can be given that the Company will successfully implement the foregoing objectives, the Company intends to employ the following strategies:

    * DEVELOPMENT OF NEW FACTORY OUTLET CENTERS. The Company develops new factory outlet centers on sites with favorable demographics, access to interstate highways, good visibility and favorable market conditions that generally can accommodate a minimum of 300,000 square feet of GLA over multiple phases. The Company's management has significant experience in all phases of the development process, including market analysis, site assemblage, zoning, land use controls, leasing, marketing, financing, construction management and value engineering.

    * STRATEGIC EXPANSIONS OF EXISTING CENTERS. The Company selectively expands its existing factory outlet centers in phased developments that respond to merchant and consumer demand, thereby maximizing returns from these outlet centers through higher effective net rents from new merchants based on the proven success and customer drawing power of existing phases. In addition, continual expansion programs allow the Company to accommodate new manufacturers who enter the factory outlet industry, while creating a larger "critical mass" to protect a center's competitive position in its trade area. The Company expects to develop several additional expansions during 1997 aggregating approximately 250,000 square feet of GLA. As of March 14, 1997, the Company owned, or held under long-term lease, land contiguous to its outlet centers to construct additional phases totaling approximately 1.5 million square feet of GLA. The Company also holds options to purchase property adjoining its existing factory outlet centers upon which additional expansions could be constructed.

    * ACTIVE PROPERTY MANAGEMENT. The Company monitors and seeks to enhance the operating performance of its centers through intensive merchant and property management, and by providing experienced and professional on-site management. Property managers and marketing directors work with a marketing advisory board established by the Company (the "Advisory Board") to systematically review merchant performance, merchandising mix and layout with leasing representatives of the Company in order to improve sales per square foot. Through its intensive management efforts, the Company attempts to reduce the average per square foot occupancy cost on its outlet portfolio while at the same time continuing to provide a high level of merchant and customer service, maintenance and security.

    * DIVERSIFIED MERCHANDISE MIX. The Company continuously seeks to enhance the merchant mix and diversification of its tenant portfolio. As a result, the Company seeks new tenants and manufacturers into the outlet industry such as retailers of home furnishings, sporting goods, and stereo and electronics equipment.

    * INNOVATIVE MARKETING AND PROMOTION. The Company continuously seeks to increase the sales performance of each factory outlet center and markets its factory outlet centers with promotional materials and advertising strategies that target and attract customers. Each factory outlet center has an experienced marketing director who creates and administers retail marketing strategies that are designed to highlight each factory outlet center's unique merchandising strengths, customized to the local customer base and demographics. The Company advertises its centers using a wide variety of media that can include television, radio and print advertising, promotions, billboards, special events, and an extensive public relations program. These activities are supported by quantitative and qualitative market research based on such information gathering techniques as focus groups and detailed customer surveys. To better understand the needs and expectations of its customers, the Company routinely conducts exit surveys, the results of which are closely reviewed by senior management and, when appropriate, merchants in the center. All of these activities are monitored and reviewed at least quarterly by the Advisory Board.

    * COMMITMENT TO MERCHANTS AND THE MANUFACTURERS FORUM-Registered Trademark-. The Company strives to maintain and establish long-term relationships with its merchants through responsive service and by taking advantage of networking opportunities such as those provided through The Manufacturers Forum-Registered Trademark-. The Manufacturers Forum-Registered Trademark- was developed by the Company as an educational tool for both the Company and the member merchants, including new manufacturers that are investigating opening outlet stores, and allows both the Company and member merchants to stay up-to-date with changes in the industry.

    * ACQUISITION OF EXISTING FACTORY OUTLET CENTERS. The Company explores opportunities to acquire factory outlet centers or interests therein that are compatible with the Company's existing portfolio and offer attractive yields, potential cash flow growth and capital appreciation. The Company draws upon its development, operating and marketing expertise to improve such centers through expansion and/or remerchandising or reletting.

    * AMENITIES. The Company believes it is an industry leader in providing various amenities intended to enhance the quality and length of customers' visits, particularly for customers visiting the outlet center with children and other family members. The Company's outlet centers were among the first in the industry to include recreational facilities and conveniences such as food courts, automated teller machines and playgrounds. The Company believes that these amenities entice shoppers to stay at its outlet centers longer than at the average outlet center in the industry. The Company also believes that these amenities promote repeat trips to its outlet centers by making the outlet center an attractive destination for both shoppers and non-shoppers.

COMPETITION

    The Company's outlet centers compete for customers primarily with traditional shopping malls, "off-price" retailers and other outlet centers. The Company carefully considers the degree of existing and planned competition in a proposed trade area before developing a new outlet center. Merchants of outlet centers carefully avoid direct competition with major retailers and their own full-price stores. Generally, this is accomplished by locating outlet centers at least 20 miles from the nearest regional mall. For this reason, the Company's outlet centers compete only to a limited extent with traditional retail malls in or near metropolitan areas.

    The Company's outlet centers compete to a limited extent with various full-price and off-price retailers in the highly fragmented retailing industry. However, management believes that the majority of the Company's customers visit outlet centers specifically for designer and brand-name goods at discounted prices. Traditional full-and off-price retailers are often unable to provide such a variety of products at attractive prices.

    Because several of the Company's outlet centers are located in relatively undeveloped areas, there are often other potential sites near the Company's outlet centers that may be developed into outlet centers by competitors. Five projects in the Company's portfolio, Gulf Coast Factory Shops (Ellenton, Florida), Magnolia Bluff Factory Shops (Darien, Georgia), Ohio Factory Shops (Jeffersonville, Ohio), Oxnard Factory Outlet (Oxnard, California), and San Marcos Factory Shops (San Marcos, Texas), are located within twelve miles of competing factory outlet centers and, therefore, are subject to outlet competition. The presence of competing factory outlet centers in a particular location may evidence a strong market for factory outlet shopping in a particular area rather than necessarily create an adverse impact on an existing center. For example, as of December 31, 1996, despite the competition, Gulf Coast Factory Shops was 100% leased; Magnolia Bluff Factory Shops was 84% leased; Ohio Factory Shops was 93% leased; Oxnard Factory Outlet was 90% leased; and San Marcos Factory Shops was 99% leased. Notwithstanding the Company's experience to date, the development of an outlet center with a more convenient location or lower rents may attract the Company's merchants or cause them to seek more favorable lease terms at or prior to renewal of their leases and, accordingly, may affect adversely the business, revenues and/or sales volume of the Company's outlet centers.

    The Company's community shopping centers compete with similar community shopping centers located in the same geographic trade areas.

RELATIONSHIP WITH MUNICIPALITIES

    Because of the favorable impact that the Company's properties may have on a local community's economy by generating sales and property taxes and increasing employment in the area, local communities often assist the Company with respect to zoning, economic incentives or favorable business development legislation. The Company explores opportunities to obtain incentives from local, county and state governments in connection with the development of its factory outlet centers. Such incentives often fund the cost of off-site sewer and water services to the site, required highway improvements and, on occasion, the cost of land and various on-site improvements.

ENVIRONMENTAL MATTERS

    Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on their property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with its ownership and operation of the Properties, the Company may be potentially liable for the costs of removal or remediation of hazardous substances.

    The Company has no knowledge, nor has the Company been notified by any governmental authority, of any material noncompliance, liability or claim relating to hazardous substances in connection with any properties in which any of such entities now has or heretofore had an interest. However, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by merchants and occupants of the Properties, by the condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

INSURANCE

    Management believes that each of the Properties is covered by adequate fire, flood, and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

EMPLOYEES

    As of December 31, 1996, the Company had 458 employees. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS

    The executive officers of the Company, their ages and their positions and offices are set forth in the following table:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Michael W. Reschke                                             41   Chairman of the Board, Director
Abraham Rosenthal                                              47   Chief Executive Officer, Director
William H. Carpenter, Jr.                                      46   President, Chief Operating Officer, Director
Robert P. Mulreaney                                            38   Executive Vice President, Chief Financial Officer and
                                                                    Treasurer
David G. Phillips                                              35   Executive Vice President, Operations and Marketing
Glenn D. Reschke                                               46   Executive Vice President, Development
R. Bruce Armiger                                               51   Senior Vice President, Development and Construction
                                                                    Management Services
Steven S. Gothelf                                              36   Senior Vice President, Finance
Anya T. Harris                                                 31   Senior Vice President, Marketing and Communications
John S. Mastin                                                 51   Senior Vice President, Leasing
Steven M. McGhee                                               40   Senior Vice President, Operations
C. Alan Schroeder                                              39   Senior Vice President, General Counsel and Secretary

BIOGRAPHIES OF EXECUTIVE OFFICERS

    MICHAEL W. RESCHKE. Michael W. Reschke has been the Chairman of the Board of Directors of the Company since the Company's inception. Mr. Reschke founded PGI in 1981 and, since that time, has acted as PGI's Chairman, Chief Executive Officer, and President. For the last fifteen years, Mr. Reschke has directed and managed the development, finance, construction, leasing, marketing, acquisition, renovation, and property management activities of PGI. Mr. Reschke also is Chairman of the Board of Directors of Brookdale Living Communities, Inc. (NASD:
BLCI), a corporation engaged in the ownership, operation, acquisition, and development of senior housing and assisted living facilities and is the successor in interest to the former senior housing division of PGI. Mr. Reschke also is a member of the Board of Directors of Ambassador Apartments, Inc. (NYSE:
AAH), a real estate investment trust engaged in the ownership, operation, acquisition and renovation of multi-family residential projects and the successor in interest to the former multi-family division of PGI. Mr. Reschke received a Juris Doctorate degree (summa cum laude) from the University of Illinois after having received a B.A. degree (summa cum laude) in Accounting from Northern Illinois University. Mr. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. Reschke is a member of the Chairman's Roundtable and the Executive Committee of the National Realty Committee, as well as a full member of the Urban Land Institute. Mr. Reschke is the brother of Glenn D. Reschke, an executive officer of the Company.

    ABRAHAM ROSENTHAL. Abraham Rosenthal has been the Chief Executive Officer and a Director of the Company since the Company's inception. Mr. Rosenthal joined PGI in 1988, serving as Vice President, Senior Vice President and, immediately prior to joining the Company, as Executive Vice President. Mr. Rosenthal's responsibilities with the Company include strategic planning, investor relations, capital markets, financing, site selection, site planning and building design, and new business development for the Company. Mr. Rosenthal has been involved in retail design and development for the past 19 years. Prior to joining PGI, Mr. Rosenthal was Vice President, Design and Construction of Cordish/Embry and Associates. Mr. Rosenthal received a Bachelor of Architecture degree from the University of Maryland School of Architecture, is a registered architect in the State of Maryland and is certified by the National Council of Architectural Registration Board. Mr. Rosenthal is a full member of the Urban Land Institute, the International Council of Shopping Centers ("ICSC") and the Value Retail News Advisory Board.

    WILLIAM H. CARPENTER, JR. William H. Carpenter, Jr. has been President, Chief Operating Officer and a Director of the Company since the Company's inception. Immediately prior to the Initial Public Offering, Mr. Carpenter was associated with PGI. Mr. Carpenter joined PGI in 1989, serving as Senior Vice President and, immediately prior to joining the Company, as Executive Vice President. Mr. Carpenter's responsibilities with the Company include leasing, marketing, operations and management, development, and construction for the Company's retail projects. Prior to joining PGI, Mr. Carpenter was President of D.I. Realty, Inc. (a division of Design International) from 1988 to 1989 and in such capacity managed all aspects of retail leasing and development for D.I. Realty, Inc., including property management, construction, and merchant coordination. Mr. Carpenter previously was senior regional leasing director with The Rouse Company and a partner with Cordish/Embry and Associates in Baltimore, Maryland. In these positions, Mr. Carpenter directed the development and leasing of a number of major urban projects in cooperation with city governments. Over the last 18 years, Mr. Carpenter has been involved in over 30 major urban, suburban and specialty projects throughout the United States. Mr. Carpenter attended the University of Baltimore, is a member of the ICSC, a member of Developers of Outlet Centers, a full member of the Urban Land Institute and sits on the I.C.S.C./VRN Executive Committee.

    ROBERT P. MULREANEY. Robert P. Mulreaney is Executive Vice President-Chief Financial Officer and Treasurer of the Company. Mr. Mulreaney joined the Company in 1994. Mr. Mulreaney's responsibilities with the Company include capital market activities, corporate budgeting, financial reporting, investor relations, accounting, taxation, treasury, and management information systems. Prior to joining the Company, Mr. Mulreaney was associated for 14 years with Ernst & Young LLP, where he specialized in accounting and consulting issues related to real estate and financial institutions. Mr. Mulreaney received a Bachelor of Business Administration in Accounting in 1980 from Marshall University. Mr. Mulreaney is a member of the American Institute of Certified Public Accountants, the Maryland Association of Certified Public Accountants and the West Virginia Society of Certified Public Accountants.

    DAVID G. PHILLIPS. David G. Phillips is Executive Vice President, Operations and Marketing of the Company. Mr. Phillips joined PGI in 1989 and served as Vice President, Senior Vice President, and Executive Vice President, Leasing. Mr. Phillips' responsibilities with the Company include the management and supervision of the Company's operations, marketing and advertising efforts for all of the Company's outlet centers. Prior to joining PGI, Mr. Phillips was a leasing representative at D.I. Realty, Inc., leasing a variety of retail projects including outlet centers and traditional and specialty malls. Prior to joining D.I. Realty, Inc., Mr. Phillips owned and operated Bowdoin Street Contracting in Boston, Massachusetts. Mr. Phillips received a Masters of Science in Real Estate Development at Johns Hopkins University and received a Bachelor of Science degree in Business Administration from the University of Vermont. Mr. Phillips is a member of the ICSC with a CLS (Certified Leasing Specialist) designation and the Urban Land Institute.

    GLENN D. RESCHKE. Glenn D. Reschke is Executive Vice President, Development of the Company. Mr. Reschke joined PGI in 1983 and, since that time, served as Vice President, Senior Vice President and Executive Vice President of PGI, and was responsible for PGI's multi-family, senior housing, single family and land development divisions. Mr. Reschke's responsibilities with the Company include site acquisition, construction, property acquisitions, and new business opportunities. Mr. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana. Mr. Reschke is the brother of Michael W. Reschke, the Company's Chairman of the Board.

    R. BRUCE ARMIGER. R. Bruce Armiger is Senior Vice President, Development and Construction Management Services for the Company. Mr. Armiger's responsibilities with the Company include supervision of project development and construction for all of the Company's outlet centers. Mr. Armiger joined PGI in 1992, and since that time, acted as Vice President of the Retail Division of PGI. Prior to joining PGI, Mr. Armiger was Vice President and Director of Construction and Engineering of The Rouse Company for a period of 15 years. At The Rouse Company, Mr. Armiger was responsible for all of the construction activities of the company consisting of over 5 million square feet of GLA during his tenure. Mr. Armiger has a Bachelor of Arts degree and Masters of Business Administration from Loyola College, Baltimore, Maryland.

    STEVEN S. GOTHELF. Steven Gothelf is Senior Vice President, Finance of the Company. Mr. Gothelf joined PGI in 1990 and, since that time, served as Vice President of Asset and Development Management. Mr. Gothelf's responsibilities with the Company include financing, capital market activities, and the review and analysis of potential outlet center acquisitions. For two years prior to joining PGI, Mr. Gothelf was Vice President of Finance and Administration of Clarion Development Inc. Prior to joining Clarion Development Inc., Mr. Gothelf was a Market Maker for financial futures at the Chicago Board of Trade and prior to that was a Manager of Real Estate Tax and Consulting for KPMG Peat Marwick LLP. Mr. Gothelf received his B.S. degree in Accounting from the University of Illinois and is a certified public accountant.

    ANYA T. HARRIS. Anya T. Harris is Senior Vice President, Marketing and Communications of the Company. Ms. Harris began her tenure at the Company in September 1994 as Director of Public Relations, responsible for media relations and community outreach programs for the Company's various outlet centers nationwide. In her present position, Ms. Harris oversees all aspects of the Company's center marketing, public relations and corporate communications programs in order to increase the Company's marketing power and reach in terms of advertising, company identity and media relations. Prior to joining the Company, Ms. Harris served as Senior Account Executive for Trahan, Burden & Charles, Inc., an advertising and public relations firm in Baltimore. In this capacity, Ms. Harris managed advertising, public relations and marketing campaigns for numerous clients, including the Company. Formerly, she was Senior Account Executive for New York-based Edelman Public Relations, responsible for managing multi-million-dollar corporate communications and media relations for clients such as Motts U.S.A. and Weight Watchers International. Ms. Harris received her Bachelor of Arts in Political Science and Sociology from Goucher College.

    JOHN S. MASTIN. John S. Mastin is Senior Vice President, Leasing of the Company. Mr. Mastin's responsibilities with the Company include supervision of leasing and merchandising for all of the Company's outlet centers. Mr. Mastin joined the Company in June of 1996. Prior to joining the Company, Mr. Mastin spent twenty-four years with The Rouse Company. At The Rouse Company, Mr. Mastin began his career as a Junior Leasing Representative and was promoted to Vice President and Assistant Director of Leasing. Mr. Mastin led the leasing effort for The Rouse Company with numerous regional malls as well as inner-city festival market places which include Bayside in Miami, Florida, and the redevelopment of Underground Atlanta in Atlanta, Georgia. Mr. Mastin was involved in the releasing and remerchandising effort for the operating properties division of The Rouse Company. Prior to The Rouse Company, Mr. Mastin was a Naval Aviator for four years. Mr. Mastin received his Bachelor of Arts in English from Niagara University. Mr. Mastin is a member of the ICSC.

    STEVEN M. MCGHEE. Steven McGhee is Senior Vice President, Operations of the Company. Mr. McGhee has been affiliated with PGI since October, 1989, most recently as Vice President and Director of Operations. Mr. McGhee's responsibilities include directing the marketing and management of the Company's properties. Prior to joining PGI, Mr. McGhee was General Manager for CBL and Associates for two years where he marketed and managed a portfolio of 1,500,000 square feet of retail properties. Prior to that Mr. McGhee spent fifteen years with the Melville Corporation, a specialty retail chain where he was eventually responsible for the operations of approximately 140 stores nationwide. Mr. McGhee attended the University of Tennessee majoring in Business Administration. Mr. McGhee is a member of the ICSC, Value Retail News and Building Owners and Managers Association. Mr. McGhee received designation as a certified shopping center manager from the ICSC in October 1995.

    C. ALAN SCHROEDER. C. Alan Schroeder is Senior Vice President-General Counsel and Secretary of the Company. Mr. Schroeder's responsibilities with the Company include legal, human resources and risk management. From 1990 to 1994, Mr. Schroeder was an Assistant General Counsel of PGI, responsible for legal matters relating to the retail division of PGI and involved in the division's development, financing, corporate, partnership, construction and management matters. Prior to joining PGI, Mr. Schroeder was associated for four years with Hopkins & Sutter, a Chicago, Illinois based law firm, where he worked primarily on real estate and financing matters. Mr. Schroeder received a Juris Doctorate degree from The University of Chicago Law School. Mr. Schroeder received an A.B. degree in Economics and Sociology from Bowdoin College in Brunswick, Maine. Mr. Schroeder is licensed to practice law in Illinois.

                               ITEM 2--PROPERTIES

GENERAL

    The Company's strategy is to build on its reputation and experience in the factory outlet center business and to capitalize on the current trend in value-oriented retailing through the strategic expansion of its existing factory outlet centers as well as the selective acquisition and development of additional factory outlet centers. As a fully-integrated real estate company, the Company provides development, construction, finance, leasing, accounting, marketing and management services for all of its properties. At December 31, 1996, the Company's portfolio consisted of the following properties: (i) 21 factory outlet centers aggregating 5,780,000 square feet of GLA (including 679,000 square feet of GLA at factory outlet centers owned through joint venture partnerships); and (ii) three community shopping centers aggregating 424,000 square feet of GLA. The Company's portfolio also consists of 159,000 square feet of GLA of office space.

    On February 13, 1997, the Company acquired Oak Creek Factory Outlets, Bend Factory Outlets and Factory Outlets at Post Falls from an unrelated third party for an aggregate purchase price of approximately $37,250,000. The Company financed the purchase with loan proceeds from a financial institution and a $4,000,000 promissory note issued to the seller. Oak Creek Factory Outlets is located in Sedona, Arizona, which is north of Phoenix and south of the Grand Canyon. Oak Creek Factory Outlets contains approximately 82,000 square feet of GLA and was 98.6% occupied at December 31, 1996. Bend Factory Outlets is located in Bend, Oregon, which is east of Eugene, Oregon and southeast of Portland. Bend Factory Outlets contains approximately 97,000 square feet of GLA and was 100.0% occupied at December 31, 1996. Factory Outlets at Post Falls is located in Post Falls, Idaho, which is 30 miles east of Spokane, Washington. Factory Outlets at Post Falls contains approximately 179,000 square feet of GLA and was 85.3% occupied at December 31, 1996.

    The table set forth below summarizes certain information with respect to the Company's existing centers as of December 31, 1996 (see "Note 7 -- Bonds and Notes Payable" of the Notes to the Consolidated Financial Statements contained herein on pages F-1 through F-16 for information with respect to mortgage indebtedness on the Company's properties).

                                 Prime Retail Inc.

                              PORTFOLIO OF PROPERTIES

                                 December 31, 1996


                                                                                          GRAND            GLA        PERCENTAGE
                                                                         PHASE         OPENING DATE     (SQ. FT.)     LEASED(11)
                                                                        ------      ------------------  ----------  ---------------
Factory Outlet Centers
Warehouse Row Factory Shops (1)(2)-Chattanooga, Tennessee......              I        November 1989       95,000          92%
                                                                            II          August 1993       26,000          94
                                                                                                       -----------   ------------
                                                                                                         121,000          92

San Marcos Factory Shops-San Marcos, Texas.....................              I          August 1990      177,000         100
                                                                            II          August 1991       67,000         100
                                                                           III          August 1993      117,000          98
                                                                          IIIB        November 1994       20,000          91
                                                                          IIIC        November 1995       35,000         100
                                                                                                       -----------   ------------
                                                                                                         416,000          99

Gulf Coast Factory Shops-Ellenton, Florida.....................              I         October 1991      187,000         100
                                                                            II          August 1993      123,000         100
                                                                           III         October 1996       30,000         100
                                                                                                       -----------   ------------
                                                                                                         340,000         100

Triangle Factory Shops-Raleigh-Durham, North Carolina..........              I         October 1991      181,000          93
                                                                            II            July 1996        6,000         100
                                                                                                       -----------   ------------
                                                                                                         187,000          93

Coral Isle Factory Shops-Naples/Marco Island, Florida..........              I        December 1991       94,000         100
                                                                            II        December 1992       32,000         100
                                                                                                       -----------   ------------
                                                                                                         126,000         100

Castle Rock Factory Shops-Castle Rock, Colorado................              I        November 1992      181,000         100
                                                                            II          August 1993       94,000          97
                                                                           III        November 1993       95,000         100
                                                                                                       -----------   ------------
                                                                                                         370,000          99

Ohio Factory Shops-Jeffersonville, Ohio........................              I            July 1993      186,000         100
                                                                            II        November 1993      100,000          98
                                                                           IIB        November 1994       13,000         100
                                                                          IIIA          August 1996       35,000          38
                                                                                                       -----------   ------------
                                                                                                         334,000          93%

                         Prime Retail Inc.

                      Portfolio of Properties
                         December 31, 1996



                                                                                          GRAND            GLA        PERCENTAGE
                                                                         PHASE         OPENING DATE     (SQ. FT.)     LEASED(11)
                                                                        ------      ------------------  ----------  ---------------

Gainesville Factory Shops-Gainesville, Texas..................               I          August 1993      210,000          88%
                                                                            II        November 1994      106,000          98
                                                                                                       ----------    -----------
                                                                                                         316,000          91

Nebraska Crossing Factory Stores-Gretna, Nebraska.............               I         October 1993      192,000          91

Oxnard Factory Outlet(3)-Oxnard, California...................               I            June 1994      148,000          90

Grove City Factory Shops(4)-Grove City, Pennsylvania..........               I          August 1994      235,000         100
                                                                            II        November 1994       95,000         100
                                                                           III        November 1995       85,000         100
                                                                            IV        November 1996      118,000          66
                                                                                                       ----------    -----------
                                                                                                         533,000          92

Huntley Factory Shops-Huntley, Illinois........................              I          August 1994      192,000          92
                                                                            II        November 1995       90,000          61
                                                                                                       ----------    -----------
                                                                                                         282,000          82

Florida Keys Factory Shops-Florida City, Florida...............              I       September 1994      208,000          95

Indiana Factory Shops-Daleville, Indiana.......................              I        November 1994      208,000          89
                                                                           IIA        November 1996       26,000          36
                                                                                                       ----------    -----------
                                                                                                         234,000          83

Magnolia Bluff Factory Shops(5)-Darien, Georgia................              I            July 1995      238,000          89
                                                                           IIA        November 1995       56,000          69
                                                                           IIB            July 1996       21,000          66
                                                                                                       ----------    -----------
                                                                                                         315,000          84

Arizona Factory Shops(6)-Phoenix, Arizona......................              I       September 1995      217,000         100
                                                                            II       September 1996      109,000          69
                                                                                                       ----------    -----------
                                                                                                         326,000          90

Gulfport Factory Shops(7)-Gulfport, Mississippi................              I        November 1995      228,000          95
                                                                           IIA        November 1996       40,000          64
                                                                                                       ----------     ----------
                                                                                                         268,000          91

Kansas City Factory Outlets-Odessa, Missouri(8)................              I            July 1995      191,000          99
                                                                            II        November 1996      105,000          50
                                                                                                       ----------     ----------
                                                                                                         296,000          81

Carolina Factory Shops--Gaffney, South Carolina................              I        November 1996      235,000          77

Buckeye Factory Shops--Burbank, Ohio(9)........................              I        November 1996      205,000          83

Rocky Mountain Factory Stores--Loveland, Colorado(8)...........              I             May 1994      139,000         100
                                                                            II        November 1994       50,000         100
                                                                           III             May 1995      114,000         100
                                                                            IV             May 1996       25,000         100
                                                                                                       ----------    -----------
                                                                                                         328,000         100
                                                                                                       ----------    -----------
Total Factory Outlet Centers(10)...............................                                        5,780,000          91%
                                                                                                       ----------    -----------
                                                                                                       ----------    -----------

------------------------

Notes:
(1) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property.

(2) Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet is not included in this table and such space was 100% leased as of December 31, 1996.

(3) At December 31, 1996, the Company owned 30% of this factory outlet center in a joint venture partnership with unrelated third parties. On February 7, 1997, the Company purchased an additional 20% interest from a joint venture partner, increasing the Company's ownership interest in this property to 50%.

(4) On November 1, 1996, the Company purchased its joint venture partner's 50% partnership interest in Grove City Factory Shops Partnership and now owns 100% of this factory outlet center.

(5) The Company operates this property pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.

(6) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.

(7) The real property on which this outlet center is located is subject to a long-term ground lease. The Company receives the economic benefit of a 100% ownership interest.

(8) The Company acquired this factory outlet center on November 1, 1996 from an unrelated third party.

(9) The Company owns 75% of this factory outlet center in a joint venture partnership with an unrelated third party.

(10) The Company also owns three community centers containing 424,000 square feet of GLA in the aggregate that were 94% leased as of December 31, 1996.

(11) Percentage reflects fully executed leases as of December 31, 1996 as a percent of square feet of GLA.


    As of March 14, 1997, the Company owns, or holds under long-term lease, land contiguous to its outlet centers to construct additional phases totaling approximately 1.5 million square feet of GLA. The Company also holds options to purchase property adjoining its existing factory outlet centers upon which additional expansion could be constructed. Property held for sale by a REIT is subject to significant restrictions imposed by the Code. Consequently, it is the Company's intention to hold its undeveloped parcels for future development, expansion or lease, rather than for sale.

LEASE TERMS

    In general, the leases relating to the Company's outlet centers have a term of five to seven years. Most leases provide for the payment of percentage rents for annual sales in excess of certain thresholds. In addition, the typical lease agreement provides for the recovery of all of a merchant's proportionate share of actual common area maintenance ("CAM"), refuse removal, insurance, and real estate taxes as well as a collection for advertising and promotion and an administrative fee. CAM includes such items as common area utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses.

    The following table sets forth, as of December 31, 1996, tenant lease expirations for the next ten years at the Company's factory outlet centers (assumes that none of the tenants exercise any renewal option and includes leases at factory outlet centers owned through joint venture partnerships):

                           LEASE EXPIRATIONS -- OUTLET
                                     CENTERS
                          ------------------------------
                                                             % OF TOTAL
                                                             ANNUALIZED
             NUMBER OF                     ANNUALIZED       MINIMUM RENT
              LEASES      APPROXIMATE   MINIMUM RENT OF    REPRESENTED BY
YEAR         EXPIRING         GLA       EXPIRING LEASES    EXPIRING LEASES
---------  -------------  ------------  ----------------  -----------------
1997.....          119        336,195     $  3,559,842             4.53%
1998.....          155        471,954        6,797,785             8.65
1999.....          249        892,199       11,776,082            14.98
2000.....          322      1,011,732       16,212,753            20.63
2001.....          336      1,093,504       17,904,750            22.78
2002.....          128        404,272        7,202,252             9.16
2003.....           43        245,774        3,274,405             4.17
2004.....           43        280,014        4,279,981             5.45
2005.....           38        209,060        3,254,779             4.14
2006.....           22        150,415        2,162,204             2.75

TENANTS

    In management's view, the tenant mix is one of the most important factors in promoting an outlet center's success. Virtually all aspects of the Company's outlet centers, ranging from site selection to architectural design, are planned to attract and retain a diverse mix of nationally and internationally recognized manufacturers of upscale designer and brand-name products. Crucial to the development of a new outlet center is having lead tenants committed to the outlet center early in the process. In management's view, lead tenants are manufacturers that during the development of an outlet center attract other high-quality manufacturers to the outlet center and provide for a well-balanced and diversified mix of tenants that will attract consumers to the outlet center. During the year ended December 31, 1996, no group of tenants under common control accounted for more than 6.1% of the gross revenues of the Company or occupied more than 5.8% of the total GLA of the Company.

    The following list includes some of the lead tenants in the Company's outlet centers based on leases executed as of December 31, 1996:

                                                                     NUMBER OF        % OF LEASED
TENANT                                                                STORES              GLA
------                                                           -----------------  ---------------
PHILLIPS-VAN HEUSEN
  BASS.........................................................             15              1.87%
  VAN HEUSEN...................................................             17              1.44
  GEOFFREY BEENE...............................................             19              1.61
  IZOD.........................................................             13              0.52
  GANT.........................................................              6              0.32
                                                                           ---             -----
    SUBTOTAL PHILLIPS-VAN HEUSEN...............................             70              5.77

DRESS BARN, INC.
  WESTPORT, LTD./WESTPORT WOMAN/DRESS BARN.....................             24              3.10
  SBX..........................................................              3              0.25
                                                                           ---             -----
    SUBTOTAL DRESS BARN, INC...................................             27              3.35

CASUAL CORNER GROUP, INC.
  CASUAL CORNER OUTLET.........................................             16              1.41
  CASUAL CORNER WOMAN..........................................              9              0.45
  PETITE SOPHISTICATE..........................................             16              0.77
                                                                           ---             -----
    SUBTOTAL CASUAL CORNER GROUP, INC..........................             41              2.63

SARA LEE
  L'EGGS/HANES/BALI/PLAYTEX....................................             18              1.54
  CHAMPION.....................................................              3              0.19
  COACH LEATHER................................................              8              0.40
  SOCKS GALORE.................................................              1              0.03
                                                                           ---             -----
    SUBTOTAL SARA LEE..........................................             30              2.17

MIKASA.........................................................             17              2.55
SAKS OFF 5TH AVENUE............................................              6              2.26
BUGLE BOY......................................................             18              1.99
SPRINGMAID-WAMSUTTA............................................             13              1.80
DESIGN'S INC./BOSTON TRADER....................................              9              1.66
OSHKOSH B'GOSH/GENUINE KIDS....................................             19              1.58
REEBOK.........................................................              9              1.56
CARTERS........................................................             16              1.50
JONES NEW YORK.................................................             25              1.49
CORNING-REVERE.................................................             16              1.48
VANITY FAIR/LEE/WRANGLER/BARBIZON..............................              4              1.40
READING CHINA & GLASS..........................................              3              1.37
ANN TAYLOR.....................................................              8              1.15
NIKE...........................................................              6              1.14
POLO/RALPH LAUREN..............................................              7              1.12

                                                                     NUMBER OF        % OF LEASED
TENANT                                                                STORES              GLA
------                                                           -----------------  ---------------
COUNTY SEAT....................................................              5              1.11%
JOCKEY.........................................................             15              1.00
AMERICAN EAGLE OUTFITTERS......................................             11              0.84
ESPRIT.........................................................              5              0.79
DANSKIN........................................................              8              0.74
GUESS?.........................................................              7              0.71
EDDIE BAUER....................................................              4              0.59
BROOKS BROTHERS................................................              6              0.58
LEVI'S OUTLET..................................................              6              0.53
J. CREW........................................................              4              0.50
BOSE...........................................................              6              0.44
SONY...........................................................              4              0.42
DONNA KARAN....................................................              4              0.32
HE-RO GROUP....................................................              4              0.31
NORDIC TRACK...................................................              6              0.31
TOMMY HILFIGER.................................................              4              0.26
NAUTICA........................................................              3              0.17
LAURA ASHLEY...................................................              2              0.16
ELLEN TRACY....................................................              2              0.13
ANNE KLEIN.....................................................              2              0.12
FIRST CHOICE/ESCADA............................................              2              0.06
                                                                           ---             -----
TOTAL:.........................................................            454             48.08%
                                                                           ---             -----
                                                                           ---             -----

    Lead tenants are placed in strategic locations designed to draw customers into the outlet center and to encourage them to shop at more than one store. The Company continually examines the placement of tenants within each center and, in collaboration with its tenants, adjusts the size and location of their space within the center to improve sales per square foot.

    The Company identifies tenants with potential credit problems at an early stage by closely monitoring every tenant's performance. The Company has worked successfully to limit its delinquencies and bad debt losses. During the year ended December 31, 1996, total bad debt expense was approximately $710,000 or 0.80% of total revenues. The Company has not lost any material revenue related to tenant bankruptcies or other lease defaults.

ITEM 3--LEGAL PROCEEDINGS

    The Company is involved in various legal matters incidental to its business. The outcome of litigation is not susceptible to easy or certain prediction. While an unfavorable outcome in a particular proceeding could have a significant effect on the Company's consolidated results of operations in a future reporting period, the Company believes ultimate resolution of these matters would not, either singly or in the aggregate, significantly affect the Company's results of operations, liquidity or financial position.

ITEM 4--SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5--MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock commenced trading on the NASDAQ National Market System on March 15, 1994. The following table sets forth the high, low and closing prices of the Common Stock, as reported by NASDAQ, and cash dividends paid per common share, during the periods indicated:


     MARKET PRICE OF COMMON STOCK AND CASH DIVIDENDS PAID PER COMMON SHARE

                                                                    1996                                   1995
                                              -------------------------------------------------  ------------------------
                                                FOURTH       THIRD        SECOND        FIRST       FOURTH        THIRD
                                                QUARTER     QUARTER       QUARTER      QUARTER      QUARTER      QUARTER
                                              -----------  ----------   -----------  -----------  -----------  -----------
Market value per share:
High........................................   $   12.75   $    12.25    $   12.00    $   12.50    $   12.88    $   13.25
Low.........................................       11.38        11.00        10.88        11.00        11.75        12.00
Close.......................................       12.50        12.00        11.31        11.50        11.88        12.13
Cash dividends paid per
  common share........                         $   0.295   $    0.295(1) $   0.295    $   0.295    $   0.295    $   0.295


                                                SECOND        FIRST
                                                QUARTER      QUARTER
                                              -----------  -----------
Market value per share:
High........................................   $   13.00    $   14.50
Low.........................................       11.75        12.50
Close.......................................       12.25        12.50
Cash dividends paid per common share........   $   0.295    $   0.295

------------------------

Note:

(1) Excludes a special cash distribution of $0.145 per common share relating to the Company's exchange offer completed in June 1996 (see Note 1--"Organization and Basis of Presentation--Organization and Public Stock Offerings" of the Notes to Consolidated Financial Statements).
Instruments governing the Company's indebtedness contain certain covenants regarding the payment of dividends (see Note 7--"Bonds and Notes Payable" of the Notes to Consolidated Financial Statements) if at any date the debt service coverage ratio, as defined, falls below a minimum threshold. Based on continuing favorable operations and available funds from operations, management intends to continue to pay regular quarterly dividends.

    The approximate number of holders of record of the Common Stock was 335 including participants in security position listings as of March 14, 1997. The Company believes, however, they have in excess of 400 beneficial shareholders as of March 14, 1997.

ITEM 6--SELECTED FINANCIAL DATA

     (Amounts in thousands, except per share and per unit amounts)

                                                  PRIME RETAIL, INC.                    PRIME RETAIL PROPERTIES (COMBINED)
                                      -------------------------------------             -----------------------------------
                                                                      PERIOD FROM       PERIOD FROM
                                                                        MARCH 22          JANUARY 1
                                                                           TO                 TO
                                         YEAR ENDED DECEMBER 31,       DECEMBER 31,         MARCH 21,       YEAR ENDED DECEMBER 31
                                -------------------------------------  ----------  ----------------------  -----------------------
                                         1996                1995         1994               1994              1993        1992
                                -----------------------  ------------  -----------  ----------------------  ----------  ---------
Revenues
Base rents......................     $      54,710        $   46,368    $  28,657         $    3,670        $   14,298  $  10,905
Percentage rents................             1,987             1,520        1,404                187               709        654
Tenant reimbursements...........            25,254            22,283       11,858              2,113             5,370      3,675
Income from investment
 partnerships...................             1,239             1,729          453                336               821         66
Interest and other..............             5,850             5,498        2,997                 24               602        390
                                        ----------        ----------    ---------         ----------        ----------  ---------
  Total revenues................            89,040            77,398       45,369              6,330            21,800     15,690
Expenses
Property operating..............            20,421            17,389        9,952              1,927             5,046      3,986
Real estate taxes...............             5,288             4,977        2,462                497             1,558        817
Depreciation and amortization...            19,256            15,438        9,803              2,173             7,632      6,397
Corporate general and
 administrative.................             4,018             3,878        2,710                 --                --         --
Interest........................            24,485            20,821        9,485              3,280             8,928      8,991
Property management fees........                --                --           --                299               777        626
Other charges...................             8,586             2,089        1,503                562             1,732      1,930
                                        ----------        ----------    ---------         ----------        ----------  ---------
  Total expenses................            82,054            64,592       35,915              8,738            25,673     22,747
                                        ----------        ----------    ---------         ----------        ----------  ---------
Income (loss) before minority
  interests.....................             6,986            12,806        9,454             (2,408)           (3,873)    (7,057)
Loss allocated to minority
  interests.....................             2,092             5,364        5,204                 --                --         --
                                        ----------        ----------    ---------         ----------        ----------  ---------
Income (loss) before extraordinary
  item..........................             9,078            18,170       14,658             (2,408)           (3,873)    (7,057)
Extraordinary item..............            (1,017)               --           --                 --                --         --
                                        ----------        ----------    ---------         ----------        ----------  ---------
Net income (loss)...............             8,061            18,170       14,658         $   (2,408)       $   (3,873) $  (7,057)
                                                                                          ----------        ----------  ---------
                                                                                          ----------        ----------  ---------
Income allocated to preferred
  shareholders..................            14,236            20,944       16,290
                                        ----------        ----------    ---------
Net loss applicable to
  common shares.................        $   (6,175)       $   (2,774)   $  (1,632)
                                        ----------        ----------    ---------
                                        ----------        ----------    ---------
Net loss per common share
  outstanding...................        $    (0.75)       $    (0.96)   $   (0.57)
                                        ----------        ----------    ---------
                                        ----------        ----------    ---------
Other Data
Funds from operations...........        $   33,768(1)     $   27,996    $  21,476         $      139        $    4,351  $    (628)
Distributions declared per common
  share.........................        $     1.18(2)     $     1.18    $   0.623                 --                --         --
Reported merchant sales.........        $1,044,348        $  809,623    $ 497,624         $   73,553        $  303,833  $ 158,035
Total factory outlet GLA at end of
  period........................             5,780(3)          4,331        3,382              1,839             1,839        888
Number of factory outlet centers at
  end of period.................                21(3)             17           14                  7                 7          5


                                                           PRIME RETAIL, INC.          PRIME RETAIL PROPERTIES (COMBINED)
                                                   ----------------------------------  ----------------------------------
                                                              DECEMBER 31                                    DECEMBER 31
                                                   ----------------------------------     MARCH 21,    ----------------------
                                                   1996             1995         1994       1994         1993        1992
                                                 ----------      ----------   ----------  ---------    ----------  ----------
Balance Sheet Data
Rental property (before accumulated
  depreciation).................                 $  640,759      $  454,480    $ 376,181  $  180,170  $  185,394  $ 131,413
Net investment in rental
 property.......................                    583,085         414,290      349,513     164,159     169,674    122,152
Total assets....................                    666,803         462,405      385,930     186,034     190,685    145,989
Bonds and notes payable.........                    499,523         305,954      214,025     188,378     184,037    142,005
Total liabilities...............                    527,594         326,465      233,236     198,244     197,400    149,411
Shareholders' equity (deficit)..                    139,209         121,484      127,651     (12,210)     (6,715)    (3,422)

------------------------

Notes:

(1) Excludes a nonrecurring charge of $6,131 related to the execution of a binding loan commitment related to the pre-payment of long-term debt recorded during the three months ended June 30, 1996.

(2) Excludes a special cash distribution of $0.145 per common share relating to the Company's exchange offer completed in June 1996 (see Note
    1--"Organization and Basis of Presentation--Organization and Public Stock Offerings" of the Notes to Consolidated Financial Statements).

(3) Includes four factory outlet centers with an aggregate GLA of 800,000 square feet operated under joint venture partnerships with unrelated third parties.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    (Amounts in thousands, except share, unit,
                         and per square foot information)

INTRODUCTION

The following discussion and analysis of the consolidated financial condition and results of operations of Prime Retail, Inc. ("the Company") and the Predecessor (as defined herein) should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report. The combined financial statements of Prime Retail Properties combine the balance sheet data and results of operations of eleven property partnerships (the "Predecessor") which were contributed to Prime Retail, L.P. (the "Operating Partnership") simultaneously with the completion on March 22, 1994 of the initial public offering by the Company (the "Initial Public Offering"). Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

CAUTIONARY STATEMENTS

The discussions in the "Letter to Shareholders" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Company's properties.

PORTFOLIO GROWTH

The Company has grown by developing and acquiring factory outlet centers and expanding its existing factory outlet centers. The Company's factory outlet portfolio consisted of twenty-one operating factory outlet centers totaling 5,780,000 square feet of gross leasable area ("GLA") at December 31, 1996, compared to seventeen factory outlet centers totaling 4,331,000 square feet of GLA at December 31, 1995 and fourteen factory outlet centers totaling 3,382,000 square feet of GLA at December 31, 1994.

    During 1996, the Company opened two new factory outlet centers and nine expansions, and acquired two factory outlet centers from an unrelated third party, adding 1,449,000 square feet of GLA in the aggregate. Additionally, the Company purchased its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996 and now owns 100% of this factory outlet center with 533,000 square feet of GLA. During 1995, the Company opened three new factory outlet centers and four expansions of existing factory outlet centers, adding 949,000 square feet of GLA in the aggregate. During 1994, the Company opened four new factory outlet centers and four expansions adding 1,077,000 square feet of GLA in the aggregate. In addition, on September 30, 1994, the Company purchased a 30% interest in the joint venture partnership that owned a factory outlet center with 148,000 square feet of GLA. The Company also acquired 318,000 square feet of GLA from unrelated third parties in connection with the Initial Public Offering. The significant increases in the number of operating properties and total GLA are collectively referred to as the "Portfolio Expansion."

RESULTS OF OPERATIONS

GENERAL

Due primarily to the Company's Initial Public Offering and related transactions in March 1994, comparisons between the years ended December 31, 1996, 1995, and 1994 (consisting of the periods from January 1, 1994 to March 21, 1994 and March 22, 1994 to December 31, 1994) on a historical basis are not meaningful in understanding the operating results of the Company unless the periods in 1994 are combined. Therefore, Consolidated Statements of Operations are presented in TABLE 1 with the 1994 periods combined as if the Company was formed on January 1, 1994.

The Combined Statement of Operations for the year ended December 31, 1994 should be read in conjunction with the historical financial statements included herein. The Combined Statement of Operations is neither necessarily indicative of what the actual results of operations of the Company would have been if the Initial Public Offering had been consummated at January 1, 1994, nor does it purport to represent the results of operations of the Company for future periods.

For the year ended December 31, 1996, the Company reported net income of $8,061 on total revenues of $89,040. However, these results included a nonrecurring charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996 resulting in the pre-payment of certain long-term debt (see "Liquidity and Capital Resources-Sources and Uses of Cash-Debt Transactions" for an expanded discussion of the nonrecurring charge and the extraordinary loss).

                  Table 1-Consolidated Statements of Operations

-----------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                         1996      1995      1994
--------------------------------------------  ---------  --------  ----------
                                                                   (COMBINED)
Revenues
Base rents.................................  $  54,710   $ 46,368   $ 32,327
Percentage rents...........................      1,987      1,520      1,591
Tenant reimbursements......................     25,254     22,283     13,971
Income from investment partnerships........      1,239      1,729        789
Interest and other.........................      5,850      5,498      3,021
                                             ---------   --------   --------
    Total revenues.........................     89,040     77,398     51,699

Expenses
Property operating.........................     20,421     17,389     11,879
Real estate taxes..........................      5,288      4,977      2,959
Depreciation and amortization..............     19,256     15,438     11,976
Corporate general and administrative.......      4,018      3,878      2,710
Interest...................................     24,485     20,821     12,765
Property management fees...................         --         --        299
Other charges..............................      8,586      2,089      2,065
                                             ---------   --------   --------
    Total expenses.........................     82,054     64,592     44,653
                                             ---------   --------   --------
Income before minority interests and
  extraordinary item.......................      6,986     12,806      7,046
Loss allocated to minority interests.......      2,092      5,364      5,204
                                             ---------   --------   ---------
Income before extraordinary item...........      9,078     18,170     12,250
Extraordinary item--loss on early
  extinguishment of debt, net of minority
  interests of $3,263.......................    (1,017)        --         --
                                             ---------   --------   ---------
Net income..................................     8,061     18,170     12,250
Income allocated to preferred shareholders..    14,236     20,944     16,290
                                             ---------   --------   ---------
Net loss applicable to common shares........  $ (6,175)  $ (2,774)  $ (4,040)
                                             ---------   --------   ---------
                                             ---------   --------   ---------
Per common share:
    Loss before extraordinary item.......... $   (0.63)  $  (0.96)   $  (1.42)
    Extraordinary item......................     (0.12)        --          --
                                              ---------  --------   ---------
    Net loss................................ $    (0.75) $  (0.96)   $  (1.42)
                                              ---------  --------   ---------
                                              ---------  --------   ---------
Weighted average common shares outstanding..  8,221,000  2,875,000  2,850,000
                                              ---------  ---------  ---------
                                              ---------  ---------  ---------

                                PRIME RETAIL, INC.


Table 2-Statements of Operations on a Weighted Average per Square Foot Basis

A summary of the operating results for the years ended December 31, 1996, 1995 and 1994 is presented in the following table, expressed in amounts calculated on a weighted average occupied GLA basis.

YEARS ENDED DECEMBER 31,                                                      1996       1995      1994
                                                                          ----------  ---------  ---------
                                                                                                 (COMBINED)
GLA at end of period(1)..............................................      5,684         4,134      3,487
Weighted average occupied GLA........................................      4,075         3,458      2,591
Executed leases at end of period (GLA)...............................      5,252         3,950      3,341
Factory outlet centers in operation at end of period (2).............         21            17         14
New factory outlet centers opened(2).................................          2             3          5
Factory outlet centers expanded(2)...................................          9             4          4
Factory outlet centers acquired(2)...................................          2            --         --
Community centers in operation at end of period......................          3             3          3
States operated in at end of period..................................         16            14         11
Portfolio weighted average per square foot(2):
Revenues
Base rents...........................................................  $   13.43     $   13.41  $   12.48
Percentage rents.....................................................       0.49          0.44       0.61
Tenant reimbursements................................................       6.20          6.44       5.39
Interest and other...................................................       1.74          2.09       1.47
                                                                          ------     ---------  ---------
    Total revenues...................................................      21.86         22.38      19.95
Expenses
Property operating...................................................       5.01          5.03       4.58
Real estate taxes....................................................       1.30          1.44       1.14
Depreciation and amortization........................................       4.73          4.46       4.62
Corporate general and administrative.................................       0.99          1.12       1.05
Interest.............................................................       6.01          6.02       4.93
Other charges........................................................       2.11(3)       0.60       0.91
                                                                          ------     ---------  ---------
    Total expenses...................................................      20.15         18.67      17.23
                                                                          ------     ---------  ---------
Income before minority interests and extraordinary item..............  $    1.71     $    3.71  $    2.72
                                                                          ------     ---------  ---------
                                                                          ------     ---------  ---------
Factory outlet centers weighted average per square foot(4):
Revenues
Base rents...........................................................  $   14.18     $   14.36  $   13.61
Percentage rents.....................................................       0.55          0.51       0.77
Tenant reimbursements................................................       6.75          7.16       6.35
Interest and other...................................................       0.82          0.66       0.95
                                                                          ------     ---------  ---------
    Total revenues...................................................      22.30         22.69      21.68
Expenses
Property operating...................................................       5.45          5.54       5.30
Real estate taxes....................................................       1.29          1.46       1.08
Depreciation and amortization........................................       4.87          4.38       4.32
Interest.............................................................       6.82          6.81       5.21
Other charges........................................................       0.81(5)       0.23       0.79
                                                                          ------     ---------  ---------
    Total expenses...................................................      19.24         18.42      16.70
                                                                          ------     ---------  ---------
Income before minority interests and extraordinary item..............  $    3.06     $    4.27  $    4.98
                                                                          ------     ---------  ---------
                                                                          ------     ---------  ---------

------------------------

Notes:

(1) Includes total GLA in which the Company receives the economic benefit of a 100% ownership interest.

(2) Includes factory outlet centers operated under unconsolidated joint venture partnerships with unrelated third parties.

(3) Includes certain nonrecurring charges of $6,131, or $1.51 per square foot, relating to the pre-payment of long-term debt recorded during the three months ended June 30, 1996.

(4) Based on occupied GLA weighted by months of operation.

(5) Includes certain nonrecurring charges of $1,806, or $0.51 per square foot, relating to the pre-payment of long-term debt recorded during the three months ended June 30, 1996.

Comparison of the year ended December 31, 1996 to the year ended December 31,
1995

For the year ended December 31, 1996, the Company reported net income of $8,061 on total revenues of $89,040. These results include a nonrecurring charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996 resulting in the pre-payment of certain long-term debt. For the year ended December 31, 1996, the net loss applicable to common shareholders was $6,175, or $0.75 per common share. For the year ended December 31, 1995, the Company reported net income of $18,170 on total revenues of $77,398. For the year ended December 31, 1995, the net loss applicable to common shareholders was $2,774, or $0.96 per common share.

Total revenues were $89,040 for the year ended December 31, 1996, as compared to $77,398 for the year ended December 31, 1995, an increase of $11,642, or 15.0%. Base rents increased $8,342, or 18.0%, in 1996 compared to 1995. These increases are primarily due to the Portfolio Expansion, including the effect of the acquisition of two factory outlet centers from an unrelated third party on November 1, 1996 and the Company's purchase of its joint venture partner's 50% partnership interest in a factory outlet center on November 1, 1996. Straight-line rents (included in base rents) were $600 and $931 for the years ended December 31, 1996 and 1995, respectively. The average base rent per square foot for new factory outlet leases negotiated and executed by the Company was $15.36 and $14.90 for the years ended December 31, 1996 and 1995, respectively.

As summarized in TABLE 3, merchant sales reported to the Company increased by $234.7 million, or 29.0%, to $1,044.3 million from $809.6 million for the years ended December 31, 1996 and 1995, respectively. The increase in total reported merchant sales is primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in 1996. However, the weighted average reported merchant sales per square foot decreased by 2.9% to $229.08 per square foot from $235.99 per square foot for the years ended December 31, 1996 and 1995, respectively. Management believes that the decline in the weighted average merchant sales per square foot in 1996 does not represent a significant trend which may materially adversely impact the Company's results of operations. The Company's factory outlet centers (including centers operated under partnerships with unrelated third parties) contained an average of 275,238 and 254,765 square feet of GLA at December 31, 1996 and 1995, respectively. The increase in the cost of merchant occupancy to reported sales is primarily due to a decrease in the weighted average reported merchant sales per square foot for the Company's entire factory outlet portfolio.

    Table 3-Summary of Reported Merchant Sales (1)

A summary of reported factory outlet merchant sales and related data for 1996, 1995 and 1994 follows:


YEARS ENDED DECEMBER 31,                                                            1996       1995       1994
------------------------                                                          ---------  ---------  ---------
Total reported merchant sales (in millions)(1)..................................  $ 1,044.3  $   809.6  $   583.2
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Weighted average reported merchant sales per square foot(2):
    All store sales.............................................................  $  229.08  $  235.99  $  252.15
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
    Same-space sales............................................................  $  232.45  $  232.36
                                                                                  ---------  ---------
                                                                                  ---------  ---------
Total merchant occupancy cost per square foot(3)................................  $   21.12  $   21.64  $   20.17
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
Cost of merchant occupancy to reported sales(4).................................       9.22%      9.17%      8.00%
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

------------------------

Notes:

(1) Total reported merchant sales summarizes gross sales generated by merchants and includes changes in merchant mix and the effect of new space created from the acquisition and opening of new and expanded factory outlet centers. Most of the factory outlet centers were expanded or constructed during the time periods contained in TABLE 3 and reported sales for such new openings and expansions were reported only for the partial period and were not annualized. TABLE 3 should be read in conjunction with the information summarized under the caption "Portfolio of Properties".

(2) Weighted average reported sales per square foot is based on reported sales divided by the weighted average square footage occupied by the merchants reporting those sales. Same-space sales is defined as the weighted average reported merchant sales per square foot for space open since January 1, 1995.

(3) Total merchant occupancy cost per square foot includes base rents, percentage rents and tenant reimbursements which includes tenant marketing contributions.

(4) Computed as follows: total merchant occupancy per square foot cost divided by total weighted average reported merchant sales per square foot.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $2,971, or 13.3%, in 1996 over 1995. These increases are primarily due to the Portfolio Expansion, including the effect of the acquisition of two factory outlet centers from an unrelated third party and the Company's purchase of its joint venture partner's first mortgage and 50% partnership interest in a factory outlet center on November 1, 1996.

As shown in TABLE 4, tenant reimbursements as a percentage of recoverable operating expenses were 98.2% in 1996 compared to 99.6% in 1995. These levels reflect the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses. TABLE 4 highlights the trend of recoveries from merchants as a percentage of total recoverable expenses:

Table 4-Tenant Recoveries as a Percentage of Total Recoverable Expenses

                                PERCENTAGE OF
                             EXPENSES RECOVERED
YEAR                          FROM TENANTS (1)
------------------          ---------------------
1996..............                  98.2%
1995..............                  99.6%
1994 (Combined)...                  94.2%

------------------------

Notes:

(1) Total recoverable expenses include property operating expenses and real estate taxes.


Income from investment partnerships decreased by $490, or 28.3%, to $1,239 for the year ended December 31, 1996 compared to $1,729 for the year ended December 31, 1995. This decrease reflects the Company's purchase of its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996. As a result of its acquisition, the Company owns 100.0% of this factory outlet center and, therefore, commencing November 1, 1996, its operations were included in the consolidated results of the Company. Prior to November 1, 1996, the Company accounted for its interest under the equity method of accounting. The decrease in income from investment partnerships in 1996 compared to 1995 was offset, in part, by the openings of Arizona Factory Shops (Phase II-September
1996) and Buckeye Factory Shops (Phase I-November 1996).

Interest and other income increased by $352, or 6.4%, to $5,850 during the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase reflects higher temporary and customer service income, lease termination income, and property management fees of $736, $620, and $149, respectively, partially offset by lower leasing commissions, real estate brokerage commissions, ancillary income, interest income, municipal assistance income, and construction and development management fees of $364, $278, $139, $115, $104 and $47, respectively. Also offsetting this increase was a $106 gain on the sale of land during the year ended December 31, 1995.

Property operating expenses increased by $3,032, or 17.4%, to $20,421 in 1996 compared to $17,389 in 1995. Real estate taxes increased by $311, or 6.2%, to $5,288 in 1996 from $4,977 in 1995. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion, including the acquisition of two factory outlet centers from an unrelated third party and the Company's purchase of its joint venture partner's 50% partnership interest in a factory outlet center on November 1, 1996. Depreciation and amortization expense increased by $3,818, or 24.7%, to $19,256 in 1996, compared to $15,438 in 1995. This increase resulted from the Portfolio Expansion, including the effect of the acquisition of two factory outlet centers from an unrelated third party and the Company's purchase of its joint venture partner's first mortgage and 50% partnership interest in a factory outlet center on November 1, 1996.

Table 5-Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense for 1996, 1995 and 1994 are summarized as follows:


YEARS ENDED DECEMBER 31,                                                           1996       1995        1994
-------------------------------------------------------------------------------  ---------  ---------  -----------
                                                                                                        (COMBINED)
Building and improvements......................................................  $   9,471  $   8,159   $   5,758
Land improvements..............................................................      2,161      1,440         879
Tenant improvements............................................................      5,165      3,563       3,127
Furniture and fixtures.........................................................        671        554         295
Leasing commissions(1).........................................................      1,788      1,722       1,917
                                                                                 ---------  ---------  -----------
    Total......................................................................  $  19,256  $  15,438   $  11,976
                                                                                 ---------  ---------  -----------
                                                                                 ---------  ---------  -----------

------------------------

Note:

(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions are reported as a component of depreciation and amortization expense.

Table 6-Components of Interest Expense

The components of interest expense for 1996, 1995 and 1994 are summarized as follows:


YEARS ENDED DECEMBER 31,                                                           1996       1995        1994
-------------------------------------------------------------------------------  ---------  ---------  -----------
                                                                                                       (COMBINED)
Interest incurred..............................................................  $  24,310  $  19,354   $  10,313
Interest capitalized...........................................................     (3,348)    (2,336)       (964)
Interest earned on interest rate protection contracts..........................       (201)      (721)       (224)
Amortization of deferred financing costs.......................................      2,341      3,248       2,843
Amortization of interest rate protection contracts.............................      1,383      1,276         797
                                                                                 ---------  ---------  -----------
    Total......................................................................  $  24,485  $  20,821   $  12,765
                                                                                 ---------  ---------  -----------
                                                                                 ---------  ---------  -----------

As shown in TABLE 6, interest expense increased by $3,664, or 17.6%, to $24,485 in 1996 compared to $20,821 in 1995. This increase reflects higher interest incurred of $4,956, an increase in amortization of interest rate protection contracts of $107 and a reduction in interest earned on interest rate protection contracts of $520, partially offset by a decrease in amortization of deferred financing costs of $907 and an increase in the amount of interest capitalized in connection with development projects of $1,012.

The increase in interest incurred is primarily attributable to an increase of approximately $86,256 in the Company's average debt outstanding during 1996 compared to 1995. Additionally, the increase in interest incurred is offset by a decrease of 0.59% in the weighted average interest rate for the year ended December 31, 1996 compared to the same period in 1995. The weighted average interest rates were 7.22% and 7.81% for 1996 and 1995, respectively.

The decrease in amortization of deferred financing costs is primarily attributable to reduced amortization expense related to certain deferred financing costs which were written-off in 1996. These costs were part of the $10,411 nonrecurring loss recorded in the second quarter of

1996 related to a binding loan commitment that the Company obtained June 5, 1996 in connection with the Company's refinancing approximately $253,000 of debt. See Note 7--"Bonds and Notes Payable" of the Notes to Consolidated Financial Statements and Liquidity and Capital Resources--Sources and Uses of Cash for additional information regarding this refinancing.

Other charges increased by $6,497 to $8,586 in 1996 compared to $2,089 for 1995. This increase is primarily due to the nonrecurring loss of $6,131 described above. Excluding this nonrecurring charge, other charges increased by $366, or 17.5%, to $2,455 in 1996 reflecting a higher provision for uncollectible accounts receivable of $364, an increase in ground lease expense of $228, offset by a lower provision for potentially unsuccessful pre-development efforts of $204 and a decline in miscellaneous other charges of $22.

    Table 7-Capital Expenditures

    The components of capital expenditures for 1996, 1995 and 1994 are summarized as follows:


YEARS ENDED DECEMBER 31,                                                          1996          1995        1994
-----------------------------------------------------------------------------  -----------    ---------  -----------
                                                                                                           (COMBINED)
New developments.............................................................  $    31,512    $  57,027  $    63,601
Property acquisitions, net...................................................      131,593(1)        --      115,883(2)
Renovations and expansions...................................................       22,703       21,432       10,978
Re-leasing tenant allowances.................................................          473          616          563
                                                                               -----------    ---------  -----------
Total........................................................................  $   186,281    $  79,075  $   191,025
                                                                               -----------    ---------  -----------
                                                                               -----------    ---------  -----------

------------------------

Notes:

(1) Includes the net assets acquired by the Company on November 1, 1996 consisting of (i) the purchase of two factory outlet centers ($71,770) and
    (ii) the purchase of the Company's joint venture partner's partnership interest in Grove City Factory Shops ($57,094).

(2) Includes the net assets acquired by the Company in connection with the Initial Public Offering consisting of (i) the purchase of the 60% previously unowned interest in two joint venture partnerships ($84,642), (ii) the purchase of two factory outlet centers ($37,874), (iii) the purchase of a community center ($15,256), and (iv) the purchase of land and the contribution of assets by certain limited partners ($1,977) reduced by certain property excluded from the Initial Public Offering ($23,866).

Table 8-Consolidated Quarterly Summary of Operations

                                                            1996                                         1995
                                        -------------------------------------------    ------------------------------------------
                                        FOURTH      THIRD        SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                                        QUARTER    QUARTER       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
Total revenues.......................  $  25,928  $   21,831    $  20,150  $  21,131  $  21,329  $  20,005  $  18,790  $  17,274
Total expenses.......................     22,224      17,656       24,100     18,074     17,960     16,773     15,727     14,132
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
Income before minority interests and
  extraordinary item.................      3,704       4,175       (3,950)     3,057      3,369      3,232      3,063      3,142
Loss allocated to minority
  interests..........................     (2,568)     (1,810)       4,993      1,477      1,213      1,290      1,395      1,466
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
Income before extraordinary item.....      1,136       2,365        1,043      4,534      4,582      4,522      4,458      4,608
Extraordinary item-loss on early
  extinguishment of debt, net of
  minority interests in the amount of
  $3,263.............................     --          --           (1,017)    --         --         --         --         --
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
Net income...........................      1,136       2,365           26      4,534      4,582      4,522      4,458      4,608
Income allocated to preferred
  shareholders.......................      3,000       3,000        3,000      5,236      5,236      5,236      5,236      5,236
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
Loss applicable to common shares.....  $  (1,864) $     (635)   $  (2,974) $    (702) $    (654) $    (714) $    (778) $    (628)
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
Per common share:
  Loss before extraordinary item.....  $   (0.14) $    (0.05)   $   (0.62) $   (0.24) $   (0.23) $   (0.25) $   (0.27) $   (0.22)
  Extraordinary item.................     --          --            (0.32)    --         --         --         --         --
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
  Net loss...........................  $   (0.14) $    (0.05)   $   (0.94) $   (0.24) $   (0.23) $   (0.25) $   (0.27) $   (0.22)
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
Weighted average common shares
  outstanding........................     13,405      13,322        3,171      2,875      2,875      2,875      2,875      2,875
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
Distributions paid per common
  share..............................  $   0.295  $    0.295(1) $   0.295  $   0.295  $   0.295  $   0.295  $   0.295  $   0.295
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------
                                       ---------  ----------    ---------  ---------  ---------  ---------  ---------  ---------

------------------------

Note:

(1) Excludes a special cash distribution of $0.145 per common share relating to the Company's exchange offer completed in June 1996 (see Note
    1--"Organization and Basis of Presentation--Organization and Public Stock Offerings" of the Notes to Consolidated Financial Statements).

Comparison of the year ended December 31, 1995 to the year ended December
31, 1994

Income before minority interests was $12,806 for the year ended December 31, 1995, as compared to $7,046 for the year ended December 31, 1994, an increase of $5,760, or 81.7%. This increase was primarily the result of the Portfolio Expansion, including the effect of the acquisition of certain properties in connection with the Initial Public Offering.

    Total revenues were $77,398 for the year ended December 31, 1995, as compared to $51,699 for the year ended December 31, 1994, an increase of $25,699, or 49.7%. Base rents increased $14,041, or 43.4%, in 1995 compared to 1994. Straight-line rents (included in base rents) were $931 and $(112) for the years ended December 31, 1995 and 1994, respectively. These increases are primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in connection with the Initial Public Offering. The average base rent per square foot for new factory outlet leases negotiated and executed by the Company was $14.90 and $15.06 for the years ended December 31, 1995 and 1994, respectively.

    As summarized in TABLE 3, merchant sales reported to the Company increased by $226.4 million, or 38.8%, to $809.6 million from $583.2 million for the years ended December 31, 1995 and 1994, respectively. The increase in total reported merchant sales is primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in connection with the Initial Public Offering. However, the weighted average reported merchant sales per square foot decreased by 6.4% to $235.99 per square foot from $252.15 per square foot for the years ended December 31, 1995 and 1994, respectively. The Company believes that this decrease was primarily due to the overall softness of national retail sales in 1995. The Company's factory outlet centers contained an average of 254,765 and 241,571 square feet of GLA at December 31, 1995 and 1994, respectively. The increase in total merchant occupancy cost per square foot is primarily due to the increases in base rents per square foot and tenant reimbursements per square foot during 1995 when compared to 1994. The increase in the cost of merchant occupancy to reported sales is primarily due to a decrease in the weighted average reported merchant sales per square foot for the entire factory outlet portfolio. As a result of the decrease in the weighted average reported merchant sales per square foot during 1995 when compared to 1994, percentage rent income decreased $71, or 4.5%.

    Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $8,312, or 59.5%, in 1995 over 1994. These increases are primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in connection with the Initial Public Offering.

    As shown in TABLE 4, tenant reimbursements as a percentage of recoverable operating expenses increased to 99.6% in 1995 from 94.2% in 1994. This increase reflects the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses. TABLE 4 highlights the positive trend of increasing recoveries from merchants as a percentage of total recoverable expenses.

    Income from investment partnerships increased by $940 for the year ended December 31, 1995 due to the openings of Grove City Factory Shops (Phase I-- August 1994; Phase II--November 1994; Phase III--November 1995) and Arizona Factory Shops (Phase I--September 1995) and the purchase of a 30% interest in Oxnard Factory Outlet during the third quarter of 1994. Interest and other income increased by $2,477, or 82.0%, to $5,498 during the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase is due to higher leasing commissions, development and construction management fees, property management fees, interest income and ancillary income of $1,433, $499, $357, $107 and $197, respectively, offset by a decrease in real estate brokerage commissions of $222. Additionally, the increase reflects a $106 gain on the sale of land during the year ended December 31, 1995. During the years ended December 31, 1995 and 1994, the Company recorded net preferential partner distributions of $162 and $2,538, respectively, for a joint venture partnership in connection with the development of a factory outlet center.

    Property operating expenses increased by $5,510, or 46.4%, to $17,389 for the year ended December 31, 1995 compared to $11,879 for the same period in 1994. Real estate taxes increased by $2,018, or 68.2%, to $4,977 in 1995 from $2,959 in 1994. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in connection with the Initial Public Offering. Depreciation and amortization expense increased by $3,462, or 28.9%, to $15,438 in 1995, compared to $11,976 in 1994. This increase resulted from the impact of the Portfolio Expansion, including the effect of the acquisition of certain properties in connection with the Initial Public Offering, which was offset in part by a change in the estimated useful lives of certain improvements which reduced depreciation and amortization expense by $657 and $2,040 for the years ended December 31, 1995 and 1994, respectively. See Note 2--"Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements.

    As shown in TABLE 6, interest expense for the year ended December 31, 1995, increased by $8,056, or 63.1%, to $20,821 compared to $12,765 for the same period in 1994. This increase is primarily the result of an increase of $91,929 in debt outstanding at December 31, 1995 compared to debt balances at December 31, 1994, and a general increase in interest rates during 1995. Also reflected in the increase was increased amortization of deferred financing costs and interest rate protection contracts of $884. In addition, during the year ended December 31, 1994, deferred financing costs of approximately $1,313 were fully amortized as a result of debt refinancings. These increases were offset, in part, by an increase in amounts earned from interest rate protection contracts of $497 and an increase in the amount of interest capitalized in connection with new development projects of $1,372. The weighted average interest rate for bonds and notes payable at December 31, 1995 and 1994 was 7.81% and 7.58%, respectively.

Liquidity and Capital Resources
Sources and Uses of Cash
For the year ended December 31, 1996, net cash provided by operating activities was $45,191. Cash used in investing activities was $232,290 for the year ended December 31, 1996. The primary use of these funds was for costs associated with the development and construction of factory outlet centers and expansions opened during 1996, costs associated with the completion of two factory outlet centers and three expansions opened during 1995, costs associated with the acquisition of two factory outlet centers, costs incurred for the purchase of a joint venture partner's 50.0% equity interest in a factory outlet center, and costs for pre-development activities associated with future developments. Net cash provided by financing activities was $176,096 for the year ended December 31, 1996. The principal sources of these funds were the proceeds from the Company's secondary stock offering (the "1996 Common Stock Offering") of $38,844 and new borrowings of $591,520 offset by the payment of certain deferred financing costs of $18,036, principal repayments on notes payable of $397,951, distributions to minority interests (including distributions to the limited partner unit holders) of $8,915, and preferred and common stock distributions of $27,470.

Sources and Uses of Cash--Exchange Offer and 1996 Public Offering of Common
Stock

Pursuant to the terms and conditions of an exchange offer (the "Exchange Offer") which expired by its terms on June 24, 1996, 4,209,000 shares of the Company's Series B Cumulative Participating Convertible Preferred Stock ("Convertible Preferred Stock") were exchanged on June 27, 1996 for 6,734,323 shares of the Company's Common Stock, a basis of 1.6 shares of Common Stock for each share of Convertible Preferred Stock validly tendered and accepted. As a condition to the Exchange Offer, the Company declared a special one-time cash distribution on June 27, 1996 of $0.145 on each of the 9,609,323 shares of Common Stock outstanding after consummation of the Exchange Offer. This special one-time cash distribution totaling $1,393 was paid on July 15, 1996. In connection with the Exchange Offer, certain affiliates of the Company who are limited partners of the Operating Partnership contributed to the Operating Partnership 625,000 common units for cancellation.

    Pursuant to the terms and conditions of the 1996 Common Stock Offering for 3,795,328 shares of the Company's Common Stock as set forth in a Prospectus dated June 28, 1996, the Company and Kilico Realty Corporation sold 3,705,000 and 90,328 shares, respectively, of the Company's Common Stock for $11.375 per share on July 3, 1996. The Company's net proceeds from the 1996 Common Stock Offering of $38,844 were primarily used to repay certain outstanding indebtedness.

Sources and Uses of Cash -- Debt Transactions

Effective December 31, 1995, the Company's $16,000 fixed rate mortgage loan that was scheduled to mature on that date was modified to extend the maturity date to July 31, 1996 at a fixed rate of interest of 8.00%. On January 30, 1996, the Company obtained from a commercial mortgage company a commitment for a mortgage loan in an amount not to exceed $7,000 for an eight-year term (the "Refinancing Loan"). On July 3, 1996, the Company repaid the $16,000 fixed rate mortgage loan by using a portion of the net proceeds from the Common Stock Offering. The Company closed on the Refinancing Loan on August 1, 1996 and received net proceeds of $6,807 that were used for working capital purposes. The Refinancing Loan bears a fixed interest rate at 9.375%, matures on March 1, 2004, requires monthly principal and interest payments based on a 16-year amortization schedule and is collateralized by property located in Lombard, IL. The outstanding principal balance of the Refinancing Loan at December 31, 1996 was $6,940.

    On May 7, 1996, the Company's unsecured line of credit (the "Corporate Line") was renewed and increased from $10,000 to $15,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears interest at the London Interbank offered rate for thirty (30) day deposits in U.S. dollars ("30-day LIBOR") plus 2.50% and matures on July 11, 1997. No amounts were outstanding under the Corporate Line at December 31, 1996.

    On July 8, 1996, the Company obtained from a financial institution a commitment for a construction mortgage loan in an amount not to exceed the lesser of $20,000 or sixty-five percent (65%) of the appraised value of the underlying collateral (the "Construction Mortgage Loan"). The Construction Mortgage Loan (i) bears a variable interest rate at the financial institution's prime rate or, at the Company's option, a LIBOR index plus 2.25%, (ii) matures on September 10, 1998, and (iii) requires monthly interest-only payments. The Construction Mortgage Loan is collateralized by a first mortgage on Carolina Factory Shops, a new outlet center which opened on November 8, 1996, located in Gaffney, South Carolina. At December 31, 1996, the outstanding balance of the Construction Mortgage Loan was $15,852.

    On August 1, 1996, the Company closed on the refinancing of certain credit facilities (the "Nomura Credit Facilities") with Nomura Asset Capital Corporation ("Nomura"). The Nomura Credit Facilities provided an aggregate of $253,000 of financing to the Company. The Nomura Credit Facilities were used
(i) to refinance $151,323 which was outstanding under a revolving credit facility, (ii) to refinance $97,411 which was outstanding under a securitized mortgage loan, (iii) to pay loan fees and transaction costs of $3,600, and
(iv) for working capital purposes. Under the terms of the refinancing, the Nomura Credit Facilities consisted of two notes, one in the amount of $218,000 and the other in the amount of $35,000. Each note required monthly payments of interest-only at a rate equal to 30-day LIBOR plus 1.513%. The Nomura Credit Facilities were repaid on November 1, 1996 in connection with the closing of certain loan transactions as described below.

    In connection with the execution of the binding commitment on June 5, 1996 related to the Nomura Credit Facilities, the Company incurred a nonrecurring charge and extraordinary loss of $6,131 and $4,280, respectively, during the second quarter of 1996. The nonrecurring loss resulted from (i) the termination of previously obtained financing commitments from Nomura for which the Company paid $3,250 in nonrefundable financing fees, (ii) the unamortized cost of certain interest rate protection contracts of $3,696, and (iii) other nonrefundable deferred financing costs of $1,425, less the estimated fair market value of the interest rate protection contracts of $2,240 based on their fair market value at May 31, 1996. The extraordinary loss resulted from (i) the write-off of unamortized deferred financing costs of $3,458 relating to the early extinguishment of debt, and (ii) debt prepayment penalties of $822.

    On November 1, 1996, the Company closed on $428,290 of loan facilities with Nomura. The transaction provided (i) a $319,000 nonrecourse first mortgage loan (the "First Mortgage Loan") for sixteen of the Company's factory outlet centers, (ii) a $40,000 nonrecourse expansion loan (the "Expansion Loan"), (iii) a junior secured loan (the "Junior Secured Loan") of $53,290, and (iv) an unsecured loan of $16,000 (the "Unsecured Loan").

    The First Mortgage Loan and the Expansion Loan (i) are cross-collateralized by first mortgages on sixteen of the Company's factory outlet centers, (ii) bear a variable interest rate of 30-day LIBOR plus 1.51% during the first two years and a fixed interest rate of 7.782% for the balance of the seven-year term, and (iii) require monthly principal and interest payments pursuant to a 360-month amortization schedule. The First Mortgage Loan and the Expansion Loan cannot be prepaid prior to year two and can be prepaid after year two only by the use of certain debt defeasance and yield maintenance provisions.

    The Junior Secured Loan is a recourse loan to the Company that (i) is secured by a pledge of excess cash flow after debt service on the First Mortgage Loan and the Expansion Loan, (ii) bears a variable interest rate of 30-day LIBOR plus 1.95%, (iii) matures in three years, (iv) requires monthly interest-only payments during the first year of its term and monthly interest payments and quarterly principal payments thereafter that approximate a six-year amortization schedule, and (v) may be subject to earlier principal payments via "mark-to-market" of the underlying debt instrument.

    The proceeds from the First Mortgage Loan, the Junior Secured Loan and the Unsecured Loan were used (i) to repay $253,000 debt outstanding under the Nomura Credit Facilities, (ii) to purchase Rocky Mountain Factory Stores and Kansas City Factory Outlets for $71,700 (consisting of $59,700 in cash and $12,000 in unsecured term loans), (iii) to purchase the first mortgage and the 50.0% partnership interest of its joint venture partner in Grove City Factory Shops Partnership for $57,094, and (iv) for loan fees, escrow deposits, interest rate protection contracts and transaction costs of approximately $12,700. The remaining proceeds of $5,790 were used for working capital purposes. Subject to certain funding conditions, proceeds from the Expansion Loan will be used to fund completed and occupied expansions on certain of the sixteen factory outlet centers pledged as collateral for the First Mortgage Loan.

    The Unsecured Loan (i) bears a variable interest rate of 30-day LIBOR plus 3.50%, (ii) requires monthly interest-only payments, (iii) requires mandatory principal payments of $6,000 upon the earlier of September 11, 1997 or the repayment from fundings under the Expansion Loan, and (iv) matures on November 11, 1997.

    On November 1, 1996, the Company amended certain of its interest rate protection contracts with an aggregate notional amount of $96,441. The significant terms that were amended included (i) an increase in the notional amount to $262,000, and (ii) a change in the termination date from July 1, 2000 to November 11, 1998. In addition, on November 1, 1996, the Company purchased an interest rate protection contract with a notional amount of $97,000 that caps the 30-day LIBOR rate at 7.00% and terminates on November 11, 1998. As of December 31, 1996, the Company held interest rate protection contracts with an aggregate notional amount of $358,748 to reduce its exposure to increases in short-term interest rates with respect to the First Mortgage Loan and the Expansion Loan prior to the fixed interest rate period which commences on November 11, 1998.

    Effective December 31, 1996, the Company amended its revolving loan (as amended, the "Revolving Loan") that was scheduled to mature on December 31, 1996. The Revolving Loan provides for maximum borrowings of $40,000, bears interest at LIBOR plus 1.75% and matures on December 31, 1997. The Revolving Loan is guaranteed by the Operating Partnership and requires compliance with certain financial loan covenants related to earnings, debt service coverage ratios, payment of dividends, market capitalization and certain non-monetary covenants such as changes in control and the taxation of the Company. The amount available to be drawn by the Company under the Revolving Loan at any time during the term of the facility is calculated based upon the net cash flow of the collateral, as defined. The collateral pool of the Revolving Loan can be expanded by adding properties including properties under development, subject to certain limitations such as the level of executed leases and the amount of projected net cash flow. No amounts were available or outstanding under the Revolving Loan at December 31, 1996.

Sources and Uses of Cash--Grove City Factory Shops Purchase Transaction
On May 6, 1996, the Company and its joint venture partner, Fru-Con Projects, Inc. ("Fru-Con") entered into a purchase agreement (the "Grove City Purchase Agreement") pursuant to which the Company agreed, subject to certain conditions, to purchase on or before February 28, 1997, all of Fru-Con's ownership interest in Grove City Factory Shops Partnership, the property partnership which owns Grove City Factory Shops. On November 1, 1996, the Company, pursuant to the Grove City Purchase Agreement, purchased Fru-Con's first mortgage and 50.0% ownership interest in Grove City Factory Shops Partnership for $57,094. Effective November 1, 1996, the Company owns 100.0% of Grove City Factory Shops Partnership. The Company financed the purchase transaction primarily with the proceeds from certain Nomura loan transactions that closed on November 1, 1996.

Sources and Uses of Cash--Buckeye Factory Shops First Mortgage Loan Commitment and Joint Venture Partnership
On September 30, 1996, the Company obtained a $32,905 first mortgage loan commitment and formed a joint venture partnership with Salomon Brothers Realty Corp. ("SBRC") relating to the development and operation of Buckeye Factory Shops located in Burbank, Ohio.

    The terms of the first mortgage loan commitment with SBRC provide for borrowings in connection with the development of two phases of Buckeye Factory Shops at amounts equal to approximately ninety percent of the total estimated cost of the development and construction of each phase. The first mortgage loan requires monthly payments of interest at a rate equal to 30-day LIBOR plus 2.0%. Monthly principal payments are required based on available cash flows, as defined, and the loan matures on November 11, 1999. The maximum loan amounts for Phases I and II of Buckeye Factory Shops are limited to $22,905 and $10,000, respectively.

    Under the real estate joint venture agreement, the Company and SBRC hold capital interests of 75.0% and 25.0%, respectively. The Company and SBRC are required to make combined equity contributions totaling at least 10.0% of the total cost of the development and construction of each phase of the project. The Company developed and leased the project and is entitled to certain management, construction management, development and leasing fees for its services. Additionally, the Company may, at its option, elect to purchase all of SBRC's ownership interest in the project at a contractually determined amount at any time prior to the maturity date of the first mortgage loan.

Sources and Uses of Cash--Property Acquisitions
On November 1, 1996, the Company acquired the Rocky Mountain Factory Stores and the Kansas City Factory Outlets for an aggregate purchase price of approximately $71,700. The Company financed the purchase with a portion of the proceeds from the Nomura loan transactions that closed on November 1, 1996 and the issuance to the seller of $12,000 in unsecured term loans. The unsecured term loans bear interest at a fixed rate of 8.25% and requires quarterly interest payments in arrears. Commencing November 30, 1997 through November 30, 1998, the notes will be repaid with four quarterly principal payments each in the amount of $3,000.

    Rocky Mountain Factory Stores is located in Loveland, Colorado, which is approximately 35 miles north of Denver, Colorado and 40 miles south of Cheyenne, Wyoming. Rocky Mountain Factory Stores contains approximately 328,000 square feet of GLA and was 100.0% occupied at December 31, 1996. Rocky Mountain Factory Stores was constructed in four phases with the first phase opening in May 1994. Kansas City Factory Outlets is located in Odessa, Missouri, which is approximately 20 miles east of Kansas City on Interstate
70. Phase I of Kansas City Factory Outlets opened in July 1995 and contains approximately 191,000 square feet of GLA and was 99.0% occupied at December 31, 1996. Phase II, which contains approximately 105,000 square feet of GLA, opened to the public on November 8, 1996 and was 50.0% occupied at December 31, 1996.

    On February 13, 1997, the Company acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls (the "Acquired Properties") from an unrelated third party for an aggregate purchase price of approximately $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller.

   Oak Creek Factory Outlets is located in Sedona, Arizona, which is north of Phoenix and south of the Grand Canyon. Oak Creek Factory Outlets contains approximately 82,000 square feet of GLA and was 98.6% occupied at December 31, 1996. Bend Factory Outlets is located in Bend, Oregon, which is east of Eugene, Oregon and southeast of Portland. Bend Factory Outlets contains approximately 97,000 square feet of GLA and was 100.0% occupied at December 31, 1996. Factory Outlets at Post Falls is located in Post Falls, Idaho, which is 30 miles east of Spokane, Washington. Factory Outlets at Post Falls contains approximately 179,000 square feet of GLA and was 85.3% occupied at December 31, 1996.

    During 1997, the Company will explore acquisitions of factory outlet centers in the United States as well as consider possible strategic acquisitions of other assets in the retail sector. The Company has evaluated and is evaluating such opportunities and prospects and will continue to do so throughout 1997. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

Sources and Uses of Cash--1997 Public Offering of Common Stock and Convertible Preferred Stock
On February 20, 1997, the Company completed a public offering of its Common Stock and Convertible Preferred Stock by issuing 2,080,000 shares at $12.50 per share and 175,800 shares at $22.75 per share, respectively (the "1997 Stock Offering"). The Company received net proceeds of $28,499 from the 1997 Stock Offering that were used (i) to repay certain indebtedness, (ii) to pay offering costs, and (iii) for general corporate purposes.

    On March 10, 1997, the underwriter of the 1997 Stock Offering exercised its overallotment option to purchase 310,300 shares of the Company's Common Stock at $12.50 per share. The Company received net proceeds of $3,685 that were used to fund development and construction activities and for general corporate purposes.

    On January 10, 1997, the Company filed a Form S-3 Registration Statement (the "Shelf Registration") with the Securities and Exchange Commission to register $100,000 of the Company's equity securities. As a result of the 1997 Stock Offering, as of March 15, 1997, the Company had $66,122 of availability under the Shelf Registration. The Company intends to issue additional securities under such Shelf Registration for the development or acquisition of additional properties, the expansion and improvement of existing properties, and for general corporate purposes.

Planned Development
Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions of certain existing factory outlet centers. The Company expects to open approximately 250,000 square feet of GLA during 1997 in connection with planned expansions of existing factory outlet centers. At December 31, 1996, the budgeted capital expenditures for these expansions aggregated approximately $34,000, while anticipated capital expenditures related to the completion of new factory outlet centers and expansions opened during the year ended December 31, 1996 (aggregating 930,000 square feet of GLA) approximated $17,720.

    Management believes that the Company has sufficient capital and capital commitments to fund the remaining capital expenditures associated with its 1996 and 1997 development activities. These funding requirements are expected to be met, in large part, with the proceeds from the 1997 Stock Offering, various loan facilities, and joint venture partners. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

   The Company plans to open new factory outlet centers and expansions in 1998 that are expected to contain between approximately 600,000 and 700,000 square feet of GLA, in the aggregate, and have a total expected development cost ranging between approximately $78,000 and $91,000, respectively. The Company expects to fund the development cost of its new factory outlet centers and expansions from (i) certain line of credit facilities, (ii) joint venture partners, (iii) retained cash flow from operations, (iv) construction loans, and (v) the potential sale of common or preferred equity in the public or private capital markets. As of December 31, 1996, there were no material commitments with regard to the construction of the new factory outlet centers and expansions scheduled to open in 1998. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the 1998 planned openings or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods.

Debt Repayments and Preferred Stock Dividends
The Company's aggregate indebtedness was $499,523 and $305,954 at December 31, 1996 and December 31, 1995, respectively. At December 31, 1996, such indebtedness had a weighted average maturity of 6.7 years and bore interest at a weighted average interest rate of 7.10% per annum. At December 31, 1996, $27,383, or 5.5%, of such indebtedness bore interest at fixed rates and $472,140, or 94.5%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable rates.

    At December 31, 1996, the Company held interest rate protection contracts on $28,250 of floating rate tax-exempt indebtedness and $358,748 of other floating rate indebtedness (or approximately 82.0% of its total floating rate indebtedness). These contracts expire in 1999 and 2000, respectively. In addition, the Company held additional interest rate protection contracts on $43,900 of the $358,748 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates. See Note 2--"Summary of Significant Accounting Policies" and Note 7--"Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information concerning the accounting policies and significant terms of the interest rate protection contracts.

    The Company's ratio of debt to total market capitalization at December 31, 1996 (defined as total long term debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Stock, assuming the full exchange of Common Units into Common Stock; (b) the aggregate market value of the outstanding shares of Convertible Preferred Stock; (c) the aggregate liquidation preference of the Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") at $25.00 per share; and (d) the total long-term debt of the Company) was 56.0%.

    The Company is obligated to repay $22,045 of mortgage indebtedness during the remainder of 1997. Annualized cumulative dividends on the Company's Senior Preferred Stock and Convertible Preferred Stock after the 1997 Stock Offering are $6,037 and $6,336, respectively. These dividends are payable quarterly, in arrears.

   The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources, including proceeds from the 1997 Stock Offering, will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year.

Table 9-Taxability of Dividends

TABLE 9 summarizes the taxability of distributions and dividends paid during the years ended December 31, 1996 and 1995. Distributions paid by the Company out of its current or accumulated earnings and profits (and not designated as capital gains dividends) will constitute taxable dividends to each holder. To the extent the Company makes distributions (not designated as capital gains dividends) in excess of its current and accumulated earnings and profits, such distributions will be treated first as a tax-free return of capital to each holder, reducing the adjusted basis which such holder has in his shares of stock by the amount of such distributions (but not below zero), with distributions in excess of a holder's adjusted basis in his stock taxable as capital gains (provided that the shares have been held as a capital asset).

YEARS ENDED DECEMBER 31,                                  1996       1995
---------------------------------------------------  ---------  ---------
Senior Preferred Stock
  Ordinary income..................................      100.0%     100.0%
  Return of capital................................         --         --

Convertible Preferred Stock
  Ordinary income...................................      38.0%      75.6%
  Return of capital.................................      62.0%      24.4%

Common Stock
  Ordinary income...................................        --         --
  Return of capital.................................     100.0%     100.0%
                                                     ---------  ---------

    No assurances can be made that future dividends and distributions will be treated similarly. Each holder of stock may have a different basis in its stock and accordingly, each holder is advised to consult its tax advisors.

Economic Conditions
Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At December 31, 1996, the Company maintained interest rate protection contracts to protect against increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Dividends").

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

    In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established guidelines clarifying the definition of FFO (as modified, the "New Definition"). The Company reports FFO under both the Old Definition and the New Definition. For the Company, the primary impact of adopting the New Definition was a reduction in FFO since the amortization of capitalized debt costs and depreciation of non-real estate assets are not added back to income before minority interests and preferred shareholders.

    The Company generally considers FFO an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. FFO as defined by NAREIT means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's FFO is not comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than does the Company. Therefore, the Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

    TABLE 10 provides a reconciliation of income before allocation to minority interests and preferred shareholders to FFO before allocation to minority interests and preferred shareholders as calculated under the New Definition and Old Definition for the years ended December 31, 1996, 1995 and 1994. FFO (New Definition) decreased $359, or 1.3% to $27,637 for the year ended December 31, 1996 from $27,996 for the year ended December 31, 1995. The decrease in FFO (New Definition) primarily reflects the $6,131 nonrecurring charge related to debt restructuring with Nomura, offset by the Portfolio Expansion and the effect of the acquisition of certain properties in November 1996. FFO (New Definition) increased $6,381, or 29.5%, to $27,996 from $21,615 for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase in FFO (New Definition) was primarily due to the Portfolio Expansion, including the effect of the acquisitions of certain properties in connection with the Initial Public Offering, and net preferential partner distributions totaling $2,538 during 1994.

   FFO (Old Definition) decreased 3.4% to $32,017 for the year ended December 31, 1996 from $33,133, for the year ended December 31, 1995. The decrease in FFO (Old Definition) primarily reflects the $6,131 nonrecurring charge related to debt restructuring with Nomura offset by the Portfolio Expansion and the effect of the acquisition of certain properties in November 1996. FFO (Old Definition) increased $7,537, or 29.4%, to $33,133 from $25,596 for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase in FFO (Old Definition) was primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in connection with the Initial Public Offering, and net preferential partner distributions totaling $2,538 during 1994.

Table 10-Funds from Operations

                                                               NEW DEFINITION                     OLD DEFINITION
                                                      ---------------------------------  ---------------------------------
                                                                               1994                               1994
                                                        1996       1995     (COMBINED)     1996       1995     (COMBINED)
                                                      ---------  ---------  -----------  ---------  ---------  -----------
Income before allocations to minority interests and
  preferred shareholders............................  $   6,986  $  12,806   $   7,046   $   6,986  $  12,806   $   7,046
FFO adjustments:
Depreciation and amortization.......................     18,703     14,884      11,681      19,256     15,438      11,976
Unconsolidated joint venture adjustments(1).........      1,948        306       2,888       2,051        365       2,934
Amortization of deferred financing costs and
  interest rate protection contracts................     --         --          --           3,724      4,524       3,640
                                                      ---------  ---------  -----------  ---------  ---------  -----------
FFO before allocations to minority interests and
  preferred shareholders............................  $  27,637  $  27,996   $  21,615   $  32,017  $  33,133   $  25,596
                                                      ---------  ---------  -----------  ---------  ---------  -----------
                                                      ---------  ---------  -----------  ---------  ---------  -----------
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


------------------------

Note:

(1) Includes net preferential partner distributions from certain joint venture partnerships of $400, $162 and $2,538 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The payout ratio for the years ended December 31, 1996 and 1995 (calculated as distributions made by the Company for the applicable period divided by FFO (Old Definition)), was 91.2% and 91.8%, respectively. For purposes of determining whether the Company's FFO is sufficient to terminate the preferential distribution under the operating partnership agreement, FFO is calculated based on the Old Definition of FFO (see Note 8 -"Minority Interests" of the Notes to Consolidated Financial Statements).

    Table 11-Consolidated Quarterly Summary of Funds from Operations

----------------------------------------------------------------------------------------------------------------------
                                                          1996                                   1995
                                      -----------------------------------------  -------------------------------------
                                        FOURTH      THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND    FIRST
                                        QUARTER    QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER  QUARTER
------------------------------------  ----------  --------- --------- --------- --------- ---------  -------  --------

Income before allocations
  to minority interests and
  preferred shareholders..............   $ 3,704  $   4,175 $  (3,950) $  3,057 $   3,369 $   3,232  $ 3,063  $ 3,142
                                      ----------  --------- --------- --------- --------- ---------  -------  -------
FFO adjustments: Depreciation
   and amortization...................     5,678      4,579     4,612     4,387     4,177     3,917    3,739    3,605
Unconsolidated joint venture
  adjustments(1)....................         388        822       482       358       144        56      (53)     218
Amortization of deferred financing
  costs and interest rate protection
  contracts.........................         696        779     1,138     1,112     1,213     1,105    1,138    1,068
                                      ----------  --------- --------- --------- --------- ---------  -------  -------
FFO--Old Definition...................    10,466     10,355     2,282     8,914     8,903     8,310    7,887    8,033
Non-real estate depreciation and
  amortization........................      (773)      (976)   (1,331)   (1,300)   (1,407)   (1,278)  (1,266)  (1,186)
                                      ----------  --------- --------- --------- --------- ---------  -------  -------
FFO--New Definition................... $   9,693  $   9,379   $   951  $  7,614  $  7,496  $  7,032  $ 6,621  $ 6,847
                                      ----------  --------- --------- --------- --------- ---------  -------  -------
                                      ----------  --------- --------- --------- --------- ---------  -------  -------


    Note: (1) Includes net preferential partner distributions from certain joint venture partnerships of $400, $81 and $81 for the three months ended September 30, 1996, June 30, 1995 and March 31, 1995, respectively.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item is set forth at the pages indicated in
Item 14(a) below.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or before April 30, 1997.

                                    PART IV

   ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

Report of Independent Auditors                                       F-1

Consolidated Balance Sheets of the Company as of December            F-2
  31, 1996 and 1995

Consolidated Statements of Operations of the Company for             F-3
   the years ended December 31, 1996 and 1995 and for the period from March 22, 1994 to December 31, 1994, and
   Combined Statement of Operations of the Predecessor for the period from January 1, 1994 to March 21, 1994

Consolidated Statements of Cash Flows of the Company for             F-4
  the years ended December 31, 1996 and 1995 and for the period from March 22, 1994 to December 31, 1994 and
  Combined Statement of Cash Flows of the Predecessor for the period from January 1, 1994 to March 21, 1994

Consolidated Statements of Shareholders' Equity of the               F-6
  Company for the years ended December 31, 1996 and 1995 and for the period from March 22, 1994 to December 31, 1994 and Combined Statement of Predecessor Owners'
  Deficit for the period from January 1, 1994 to March
  21, 1994

Notes to Consolidated Financial Statements of the Company            F-7
  and Combined Financial Statements of the Predecessor

2. FINANCIAL STATEMENT SCHEDULES

    The following financial statement schedule of the Company and the Predecessor is included in Item 14 (d):

    Report of Independent Auditors on Schedule (included with consent filed as Exhibit 23)

    Schedule III--Real Estate and Accumulated Depreciation Notes to
Schedule III

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3. EXHIBITS




EXHIBIT
 NUMBER                              DESCRIPTION
-------                              -----------

3.1       Amended and Restated Articles of Incorporation of Prime
          Retail, Inc. as amended [Restated to incorporate amendment dated May 29, 1996 for purposes of Regulation ST Section
          232.102(c) only] [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11
          (Registration No. 333-16

3.2 Amended and Restated By-Laws of Prime Retail, Inc. [Incorporated by reference to the same titledexhibit in the Company's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1995
          (File No. 0-23616).]

4.1       Form of Senior Preferred Stock Certificate

4.2       Form of Convertible Preferred Stock Certificate

4.3       Form of Common Stock Certificate

10.1      Agreement of Limited Partnership of Prime Retail, L.P.
          [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No.
          0-23616).]

10.1A     First Amendment to Agreement of Limited Partnership of
          Prime Retail, L.P. [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

10.1B Common Unit Contribution Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No.
          333-1666).]

# 10.2 1994 Stock Incentive Plan [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

# 10.3 1995 Stock Incentive Plan [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

# 10.4    Executive Employment Agreement (Michael W. Reschke)
          [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No.
          0-23616).]

10.5      Combined Service and Special Distribution and Allocation
          Agreement (Abraham Rosenthal) [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.5A Special Distribution and Allocation Agreement by and between the Company, the Operating Partnership and the Rosenthal Family LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.5B Indemnification and Option Agreement by and between the Prime Group, Inc., the Rosenthal Family LLC and Abraham
          Rosenthal [Incorporated by reference to the same titled
          exhibit in the Company's registration statement on Form
          S-4 (Registration No. 333-1784).]

10.6      Combined Service and Special Distribution and Allocation
          Agreement (William H. Carpenter, Jr.) [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No.
          333-1784).]

10.6A Special Distribution and Allocation Agreement by and between the Company, the Operating Partnership and the Carpenter Family Associates LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No.
          333-1784).]

10.6B Indemnification and Option Agreement by and between the Prime Group, Inc., William H. Carpenter, Jr. and the
          Carpenter Family Associates LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No.
          333-1784).]

# 10.7    Form of Executive Employment Agreement (David G.
          Phillips) [Incorporated by reference to the same titled
          exhibit in the Company's registration statement on Form
          S-11 (Registration No. 33-68536).]



EXHIBIT
NUMBER                              DESCRIPTION
--------                           -------------

# 10.8 Letter Agreement with R. Bruce Armiger [Incorporated by reference to the same titled exhibit in the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994, as amended (File No. 0-23616).]

10.9      Right of First Refusal Agreement (Northgate
          Plaza--Improved Parcel) [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.10     Right of First Refusal Agreement (Northgate
          Plaza--Vacant Parcel) [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.11     Right of First Refusal Agreement (Huntley Factory Shops)
          [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11
          (Registration No. 33-68536).]

10.12     Right of First Refusal Agreement (San Marcos Factory
          Shops) [Incorporated by reference to the same titled
          exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended
          (File No. 0-23616).]

10.13     Purchase Option Agreement (Northgate Plaza-- Excluded
          Parcel) [Incorporated by reference to the same titled
          exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended
          (File No. 0-23616).]

10.14A    Purchase Option Agreement (Huntley Factory Shops)
          [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11
          (Registration No. 33-68536).]

10.14B    First Amendment to Purchase and Option Agreement
          (Huntley Factory Shops) [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

10.15 Registration Rights Agreement [Incorporated by reference to the same titled exhibit in the Company's Annual
          Report on Form 10-K for the fiscal year ended December
          31, 1994, as amended (File No. 0-23616).]

10.16     Form of Property Level General Partnership Agreement
          [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11
          (Registration No. 33-68536).]

10.17     Form of Property Level Limited Partnership Agreement
          [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11
          (Registration No. 33-68536).]


10.18 Noncompetition Agreement with PGI [Incorporated by reference to the same titled exhibit in the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994, as amended (File No. 0-23616).]

10.19     Second Amended and Restated Subscription Agreement of
          Abraham Rosenthal regarding Common Units of Prime
          Retail, L.P. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.20     Second Amended and Restated Subscription Agreement of
          William H. Carpenter, Jr. regarding Common Units of
          Prime Retail, L.P. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

                              31


EXHIBITY
NUMBER                               DESCRIPTION
---------                            -----------

10.21     Revolving Loan Agreement dated March 2, 1995 between
          Gainesville Factory shops Limited Partnership, Florida
          Keys Factory Shops Limited Partnership, Indianapolis
          Factory Shops Limited Partnership and Nomura Asset
          Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated December 18, 1995 (File No. 0-23616).]

# 10.22   Consulting Agreement between the Company and Marvin
          Traub Associates, Inc.

10.23 Secured Promissory Note of Rosenthal Family LLC with respect to the purchase of the Restricted Common Units
          [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No.
          0-23616).]

10.23A    Allonge related to the Secured Promissory Note of
          Rosenthal Family LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.24     Secured Promissory Note of Carpenter Family Associates
          LLC with respect to the purchase of the Restricted
          Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1994, as amended (File No 0-23616).]

10.24A    Allonge related to the Secured Promissory Note of
          Carpenter Family Associates LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No.
          333-1784).]

10.25 Pledge and Security Agreement of Rosenthal Family LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.26     Pledge and Security Agreement of Carpenter Family
          Associates LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.27 Guaranty of Abraham Rosenthal with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1994, as amended (File No. 0-23616).]

10.27A Reaffirmation of Pledge and Guaranty with respect to the Restricted Common Units of Rosenthal Family LLC and
          Abraham Rosenthal [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.28 Guaranty of William H. Carpenter, Jr. with respect to the purchase of the Restricted Common Units
          [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No.
          0-23616).]

10.28A Reaffirmation of Pledge and Guaranty with respect to the Restricted Common Units of Carpenter Family Associates
          LLC and William H. Carpenter, Jr. [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No.
          333-1784).]

                              32


EXHIBITY
NUMBER                               DESCRIPTION
---------                            -----------

10.29     Waiver, Recontribution and Indemnity Agreement by the
          Limited Partners [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form
          10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.30 Indemnity Agreement made by the Company in favor of Prime Group, Inc. and Prime Group Limited Partnership
          [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11
          (Registration No. 333-1666).]

10.31     Promissory Note dated October 31, 1996 by and between
          Prime Retail, L.P. and Nomura Asset Capital Corporation

10.31A Form of Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filings with Nomura Asset Capital Corporation

10.32     Form of Standby Bond Purchase and Indemnity Agreement
          [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11
          (Registration No. 33-68536).]

10.33     Consulting Agreement between the Company and Financo, Inc.

12        Statement re Computation of Ratio Earnings to Combined
          Fixed Charges and Preferred Stock Dividends

21        Subsidiaries of Prime Retail, Inc.

23        Consent of Ernst & Young LLP

27        Financial Data Schedule

------------------------

    Note:

    # Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).


    (b) Reports on Form 8-K

    On November 5, 1996, the Company filed a Current Report on Form 8-K, dated November 1, 1996, reporting that the Company closed a $428.3 million loan refinancing, purchased two factory outlet centers and purchased the remaining interest in Grove City Factory Shops. No financial statements were included.

    On December 31, 1996, the Company filed a Current Report on Form 8-K/A, dated November 1, 1996, reporting that the Company closed a $428.3 million loan refinancing, purchased two factory outlet centers and purchased the remaining interest in Grove City Factory Shops. Financial statements for such acquisitions were filed with this Form 8-K/A.

    (c) Exhibits

    The list of exhibits filed with this report is set forth in response to Item 14 (a)(3). The required exhibits have been filed as indicated in the Exhibit Index. The Company agrees to furnish a copy of any long-term debt instrument wherein the securities authorized do not exceed 10 percent of the registrant's total assets on a consolidated basis upon the request of the Securities and Exchange Commission.

    (d) Financial Statements and Schedules

    Schedule III--Real Estate and Accumulated Depreciation attached hereto is hereby incorporated by reference to this Item.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PRIME RETAIL, INC.

DATED: MARCH  24, 1997              /S/ ABRAHAM ROSENTHAL
                                    ---------------------------
                                    ABRAHAM ROSENTHAL
                                    CHIEF EXECUTIVE OFFICER

DATED:  MARCH 24, 1997              /S/ ROBERT P. MULREANEY
                                    ---------------------------
                                    ROBERT P. MULREANEY
                                    EXECUTIVE VICE PRESIDENT,
                                    CHIEF FINANCIAL OFFICER AND
                                    TREASURER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                               TITLE                      DATE
---------                      ----------------------------   --------------

/s/ MICHAEL W. RESCHKE         Chairman of the Board           March 24, 1997
---------------------------
Michael W. Reschke


/s/ ABRAHAM ROSENTHAL           Chief Executive Officer and    March 24, 1997
---------------------------     Director
Abraham Rosenthal


/s/ WILLIAM H. CARPENTER, JR.   President, Chief Operating     March 24, 1997
------------------------------  Officer and Director
William H. Carpenter, Jr.


/s/ TERENCE C. GOLDEN           Director                       March 24, 1997
------------------------------
Terence C. Golden


/s/ KENNETH A. RANDALL          Director                       March  24, 1997
------------------------------
Kenneth A. Randall


/s/ JAMES R. THOMPSON           Director                       March 24, 1997
------------------------------
James R. Thompson


/s/ MARVIN S. TRAUB             Director                       March 24, 1997
------------------------------
Marvin S. Traub

                   Report of Independent Auditors

To the Board of Directors and Shareholders
Prime Retail, Inc.

    We have audited the accompanying consolidated balance sheets of Prime Retail, Inc. (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period from March 22, 1994 to December 31, 1994. We have also audited the accompanying combined statements of operations, predecessor owners' deficit and cash flows of Prime Retail Properties (the "Predecessor") for the period from January 1, 1994 to March 21, 1994. These financial statements are the responsibility of the Company's and Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prime Retail, Inc. at December 31, 1996 and 1995, the consolidated results of the Company's operations and its cash flows for the years ended December 31, 1996 and 1995 and for the period from March 22, 1994 to December 31, 1994 and the combined results of the Predecessor's operations and its cash flows for the period from January 1, 1994 to March 21, 1994 in conformity with generally accepted accounting principles.

                                           /s/ Ernst & Young LLP

Baltimore, Maryland
January 30, 1997, except
for Note 14, as to which the
date is March 10, 1997

                               PRIME RETAIL, INC.
                   CONSOLIDATED BALANCE SHEETS OF THE COMPANY
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)


DECEMBER 31,                                                         1996                            1995
--------------------------------------------------       ------------------------------  ------------------------------
ASSETS
Investment in rental property:
  Land............................................                 $ 44,731                         $ 35,370
  Buildings and improvements......................                  570,761                          403,542
  Property under development......................                   20,900                           12,165
  Furniture and equipment.........................                    4,367                            3,403
                                                                   --------                          -------
                                                                    640,759                          454,480
  Accumulated depreciation........................                  (57,674)                         (40,190)
                                                                   --------                          -------
                                                                    583,085                          414,290
Cash and cash equivalents.........................                    3,924                           14,927
Restricted cash...................................                   45,127                            2,230
Accounts receivable, net..........................                    6,096                            8,751
Deferred charges, net.............................                   20,841                           18,136
Due from affiliates, net..........................                    1,549                            1,194
Investment in partnerships........................                    5,625                            2,258
Other assets......................................                      556                              619
                                                                   --------                          -------
  Total assets....................................                 $666,803                         $462,405
                                                                   --------                          -------
                                                                   --------                          -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Bonds payable.....................................                  $32,900                         $ 32,900
Notes payable.....................................                  466,623                          273,054
Accrued interest..................................                    3,640                            3,034
Real estate taxes payable.........................                    2,138                            3,142
Construction costs payable........................                    3,047                            5,796
Accounts payable and other liabilities............                   19,246                            8,539
                                                                   --------                          -------
  Total liabilities...............................                  527,594                          326,465
                                                                   --------                          -------
Minority interests................................                       --                           14,456

Shareholders' equity:
Shares of preferred stock, 24,315,000 shares authorized;
  10.5% Series A Senior Cumulative Preferred Stock,
    $.01 par value (liquidation preference of $57,500),
    2,300,000 shares issued and outstanding.....                         23                               23
  8.5% Series B Cumulative Participating Convertible
    Preferred Stock, $.01 par value (liquidation preference
    of $70,150 and $175,375, respectively), 2,806,000 and
    7,015,000 shares issued and outstanding,
    respectively..................................                       28                               70
Shares of common stock, 75,000,000 shares authorized;
  Common stock, $.01 par value, 13,404,651 and 2,875,000
    issued and outstanding, respectively..........                      134                               29
Additional paid-in capital........................                  165,346                          128,275
Distributions in excess of net  income............                  (26,322)                          (6,913)
                                                                   --------                          -------
Total shareholders' equity........................                  139,209                          121,484
                                                                   --------                          -------
Total liabilities and shareholders' equity........                 $666,803                         $462,405
                                                                   --------                          -------
                                                                   --------                          -------

------------------------

See accompanying notes to financial statements.

                            PRIME RETAIL, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY
         AND COMBINED STATEMENT OF OPERATIONS OF THE PREDECESSOR
           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                                        PRIME RETAIL
                                                                           PRIME RETAIL, INC.            PROPERTIES
                                                                  ----------------------------------------------------
                                                                                          PERIOD FROM   PERIOD FROM
                                                                  YEAR ENDED DECEMBER 31  MARCH 22 TO   JANUARY 1 TO
                                                                  --------------------      DECEMBER 31,   MARCH 21,
                                                                    1996       1995             1994         1994
                                                                  ---------  ---------      ------------  -----------
REVENUES
Base rents......................................................  $  54,710  $  46,368       $   28,657    $   3,670
Percentage rents................................................      1,987      1,520            1,404          187
Tenant reimbursements...........................................     25,254     22,283           11,858        2,113
Income from investment partnerships.............................      1,239      1,729              453          336
Interest and other..............................................      5,850      5,498            2,997           24
                                                                  ---------  ---------      -----------  -----------
Total revenues..................................................     89,040     77,398           45,369        6,330

EXPENSES
Property operating..............................................     20,421     17,389            9,952        1,927
Real estate taxes...............................................      5,288      4,977            2,462          497
Depreciation and amortization...................................     19,256     15,438            9,803        2,173
Corporate general and administrative............................      4,018      3,878            2,710           --
Interest........................................................     24,485     20,821            9,485        3,280
Property management fees........................................         --         --               --          299
Other charges...................................................      8,586      2,089            1,503          562
                                                                  ---------  ---------      -----------  -----------
Total expenses..................................................     82,054     64,592           35,915        8,738
                                                                  ---------  ---------      -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND EXTRAORDINARY
  ITEM..........................................................      6,986     12,806            9,454       (2,408)
Loss allocated to minority interests............................      2,092      5,364            5,204           --
                                                                  ---------  ---------      -----------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.........................      9,078     18,170           14,658       (2,408)
Extraordinary item--loss on early extinguishment of debt, net of
  minority interests of $3,263..................................     (1,017)        --               --           --
                                                                  ---------  ---------      ------------  -----------
NET INCOME (LOSS)...............................................      8,061     18,170           14,658    $  (2,408)
Income allocated to preferred shareholders......................     14,236     20,944           16,290   -----------
                                                                  ---------  ---------      -----------   -----------
NET LOSS APPLICABLE TO COMMON SHARES............................  $  (6,175) $  (2,774)     $   (1,632)
                                                                  ---------  ---------      -----------
                                                                  ---------  ---------      -----------
PER COMMON SHARE:
LOSS BEFORE EXTRAORDINARY ITEM..................................  $   (0.63) $   (0.96)     $    (0.57)
EXTRAORDINARY ITEM..............................................      (0.12)        --               --
                                                                  ---------  ---------      -----------
NET LOSS........................................................  $   (0.75) $   (0.96)     $    (0.57)
                                                                  ---------  ---------      -----------
                                                                  ---------  ---------      -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......................      8,221      2,875            2,850
                                                                  ---------  ---------      -----------
                                                                  ---------  ---------      -----------

------------------------

See accompanying notes to financial statements.

                                  PRIME RETAIL, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
                COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR
                               (AMOUNTS IN THOUSANDS)

                                                                PRIME RETAIL, INC.                        PRIME RETAIL
                                                                                                           PROPERTIES
                                                  -----------------------------------------------        -------------
                                                  YEAR ENDED DECEMBER 31              PERIOD FROM          PERIOD FROM
                                                  ----------------------              MARCH 22 TO         JANUARY 1 TO
                                                     1996       1995            DECEMBER 31, 1994       MARCH 21, 1994
                                                  ----------  ---------         -----------------       --------------
Operating Activities
Net income (loss)............................     $   8,061   $  18,170            $    14,658             $   (2,408)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
   Loss allocated to minority interests......        (2,092)     (5,364)                (5,204)                    --
   Extraordinary loss for early extinguishment
    of debt..................................         1,017          --                     --                     --
   Write-off of financing costs related to
    early extinguishment of debt.............         6,131          --                     --                     --
   Depreciation..............................        17,468      13,716                  8,274                  1,785
   Amortization of deferred financing costs
    and interest rate protection contracts...         3,724       4,524                  2,945                    695
   Amortization of leasing commissions.......         1,788       1,722                  1,529                    388
   Equity earnings in excess of cash
    distributions from joint ventures........          (365)     (1,281)                    --                   (336)
   Provision for uncollectible accounts
    receivable...............................           710         346                    527                     87
   Gain on sale of land......................            --        (106)                    --                     --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts
   receivable...............................          1,945      (2,941)                (3,669)                 1,285
  (Increase) decrease in other assets........        (3,232)         47                    (60)                   (81)
  Increase (decrease) in other liabilities...         9,785       6,047                    173                 (2,310)
  Increase (decrease) in accrued interest....           606       1,059                 (1,047)                   718
  (Increase) decrease in due to/from
   affiliates, net..........................           (355)        460                   (668)                (1,696)
                                                    -------     -------                -------                --------
   Net cash provided by (used in) operating
    activities...............................        45,191      36,399                 17,458                  (1,873)
                                                    -------     -------                -------                --------
Investing Activities
Purchase of land...........................            (953)     (4,765)               (13,614)                    --
Purchase of buildings and improvements.....         (45,036)    (70,781)              (143,417)                  (380)
(Increase) decrease in property under
  development..............................         (11,566)     (7,056)                   658                   (859)
Acquisition of outlet centers..............        (134,668)       --                     --                      --
Increase in construction reserves..........         (40,067)       --                     --                      --
Proceeds from sale of land.................            --           624                   --                      --
Cash from contributed net assets...........            --          --                    4,177                    --
Cash distributions in excess of equity in
  earnings of joint ventures...............            --          --                    2,761                    --
                                                   --------     -------               --------                --------
Net cash used in investing activities......        (232,290)    (81,978)              (149,435)                 (1,239)
                                                   --------     -------               --------                --------
Financing Activities
Net proceeds from offerings................          36,948        --                  253,823                    --
Proceeds from notes payable................         591,520     185,078                217,932                   4,676
Principal repayments on notes payable......        (397,951)    (93,149)              (211,130)                   (334)
Deferred financing fees....................         (18,036)     (4,822)               (14,084)                   --
Distributions and dividends paid...........         (27,470)    (24,337)               (15,404)                   --
Distributions to minority interests........          (8,915)     (5,223)                (7,078)                   --
Distributions to predecessor owners........            --          --                  (12,245)                   --
Distributions in satisfaction of mortgage
  indebtedness.............................            --          --                  (77,782)                   --
Partners' capital contributions............            --          --                      --                      461
Contributions from minority interests......            --          --                      904                    --
Distributions to partners..................            --          --                      --                     (716)
                                                   --------     -------               --------                --------
Net cash provided by financing
  activities...............................         176,096      57,547                134,936                   4,087
                                                   --------     -------               --------                --------
Increase (decrease) in cash and cash
  equivalents..............................         (11,003)     11,968                  2,959                     975
Cash and cash equivalents at beginning of
  period...................................          14,927       2,959                    --                    2,869
                                                   --------     -------               --------                --------
Cash and cash equivalents at end of
  period...................................          $3,924     $14,927                 $2,959                  $3,844
                                                   --------     -------               --------                --------
                                                   --------     -------               --------                --------

----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                 PRIME RETAIL, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
           COMBINED STATEMENT OF CASH FLOWS OF THE PREDECESSOR (CONTINUED)
                                (AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------

Supplemental disclosure of noncash investing and financing activities:

    The following assets and liabilities were contributed by certain minority interest partners to the Company on March 22, 1994:

Rental property, net..............................................  $ 205,983
Cash and cash equivalents.........................................      4,177
Accounts receivable, net..........................................      4,266
Deferred charges, net.............................................      7,348
Due from affiliates, net..........................................        986
Other assets......................................................      2,397
                                                                    ---------
Total assets......................................................    225,157
Bonds payable.....................................................     32,900
Notes payable.....................................................    174,323
Accrued interest..................................................      3,021
Real estate taxes payable.........................................        734
Accounts payable and other liabilities............................     14,305
                                                                    ---------
Total liabilities.................................................    225,283
Minority interests................................................     11,091
                                                                    ---------
Predecessor owners' deficit contributed...........................  $ (11,217)
                                                                    ---------
                                                                    ---------
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY OF THE COMPANY
             AND COMBINED STATEMENT OF PREDECESSOR OWNERS' DEFICIT

                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                                                    TOTAL
                                   SERIES A    SERIES B                ADDITIONAL   DISTRIBUTIONS  PREDECESSOR   SHAREHOLDERS'
                                   PREFERRED  PREFERRED    COMMON       PAID-IN    IN EXCESS OF     OWNERS'        EQUITY
                                     STOCK      STOCK       STOCK       CAPITAL     NET INCOME      DEFICIT       (DEFICIT)
                                   ---------  ---------  -----------  -----------  -------------  -----------  ---------------
Balance, January 1, 1994...........                                                                 $(6,715)       $(6,715)
Net loss for the period from
  January 1, 1994 through March 21,
  1994.............................                                                                  (2,408)        (2,408)
Contributions......................                                                                     461            461
Distributions......................                                                                  (2,555)        (2,555)
                                                                                                    -------        -------
Predecessor owners' deficit
  contributed at March 22, 1994....                                                                 (11,217)       (11,217)
Reclassification adjustment........                                      $(11,217)                   11,217             --
Issuance of 2,300,000 shares of
  Series A preferred stock, net of
  issuance costs...................    $23                                 50,742                        --         50,765
Issuance of 7,015,000 shares of
  Series B preferred stock, net of
  issuance costs...................     --       $70                      154,762                        --        154,832
Issuance of 2,875,000 shares of
  common stock, net of issuance
  costs............................     --        --          $29          48,197                        --         48,226
Additional paid-in capital
  allocated to minority
  interests........................     --        --           --         (24,182)                       --        (24,182)
Distributions to predecessor
  owners...........................     --        --           --         (90,027)                       --        (90,027)
Net income.........................     --        --           --              --     $14,658            --         14,658
Common distributions declared
  ($0.623 per share)...............     --        --           --              --      (1,790)           --         (1,790)
Preferred distributions and
  dividends declared:
  Series A ($1.706 per share)......     --        --           --              --      (3,924)           --         (3,924)
  Series B ($1.381 per share)......     --        --           --              --      (9,690)           --         (9,690)
                                       ---       ---          ---       ---------  ----------      --------      ---------
Balance, December 31, 1994.........     23        70           29         128,275        (746)           --        127,651
Net income.........................     --        --           --              --      18,170            --         18,170
Common distributions declared
  ($1.18 per share)................     --        --           --              --      (3,393)           --         (3,393)
Preferred distributions and
  dividends declared:
  Series A ($2.625 per share)......     --        --           --              --      (6,037)           --         (6,037)
  Series B ($2.125 per share)......     --        --           --              --     (14,907)           --        (14,907)
                                       ---       ---          ---       ---------  ----------      --------      ---------
Balance, December 31, 1995.........     23        70           29         128,275      (6,913)           --        121,484
Series B preferred stock exchanged
  and retired (4,209,000 shares)
  for common stock (6,734,323
  shares)..........................     --       (42)          67          (1,822)         --            --         (1,797)
Issuance of 3,795,328 shares of
  common stock, net of issuance
  costs............................     --        --           38          38,893          --            --         38,931
Net income.........................     --        --           --              --       8,061            --          8,061
Common distributions declared
  ($1.325 per share)...............     --        --           --              --     (10,998)           --        (10,998)
Preferred distributions and
  dividends declared:
  Series A ($2.625 per share)......     --        --           --              --      (6,037)           --         (6,037)
  Series B ($2.125 per share)......     --        --           --              --     (10,435)           --        (10,435)
                                       ---       ---          ---       ---------  ----------      --------     ---------
Balance, December 31, 1996.........    $23      $ 28         $134        $165,346    $(26,322)      $    --     $ 139,209
                                       ---       ---          ---       ---------  ----------      --------     ---------
                                       ---       ---          ---       ---------  ----------      --------     ---------

See accompanying notes to financial statements.

                                PRIME RETAIL, INC.


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND UNIT INFORMATION)

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND PUBLIC STOCK OFFERINGS

    Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. The Company is a self-administered, self-managed real estate investment trust engaged in ownership, development, construction, acquisition, leasing, marketing and management of factory outlet centers. The Company's factory outlet center portfolio, including three factory outlet centers owned through joint venture partnerships, consists of 21 factory outlet centers in 16 states, which total approximately 5,780 square feet of gross leasable area at December 31, 1996.

    The Company commenced operations on March 22, 1994, upon completion of its initial public offerings (the "Offerings") of 2,300,000 shares of Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") at $25.00 per share, 7,015,000 shares of Series B Cumulative Participating Convertible Preferred Stock ("Convertible Preferred Stock") at $25.00 per share, and 2,500,000 shares of Common Stock at $19.00 per share. On April 11, 1994, the underwriter of the Offerings exercised its overallotment option to purchase 375,000 shares of the Company's Common Stock at $19.00 per share. Net of underwriting discounts and expenses, the Company received approximately $253,823 in proceeds from the Offerings, including proceeds from the overallotment option. As described below, such proceeds were contributed by the Company to Prime Retail, L.P. (the "Operating Partnership") in exchange for certain partnership interests therein.

    Upon consummation of the Offerings and in exchange for the proceeds thereon, the Company acquired 2,300,000 Senior Preferred Units of the Operating Partnership (the "Senior Preferred Units"), 7,015,000 Convertible Preferred Units of the Operating Partnership (the "Convertible Preferred Units" and, together with the Senior Preferred Units, the "Preferred Units") and 2,875,000 Common Units of partnership interest in the Operating Partnership (the "Common Units"). Each Preferred Unit entitles the Company to receive distributions from the Operating Partnership in an amount equal to the dividend declared or paid with respect to a share of Senior Preferred Stock and Convertible Preferred Stock, respectively, prior to the payment by the Operating Partnership of distributions with respect to the Common Units. Convertible Preferred Units will be automatically converted into Common Units to the extent of any conversion of Convertible Preferred Stock into Common Stock. The Preferred Units will be redeemed by the Operating Partnership as and to the extent of any redemption of Senior Preferred Stock or Convertible Preferred Stock.

    Upon consummation of the Offerings, The Prime Group, Inc. and certain of its affiliates (collectively "PGI") contributed to the Operating Partnership certain assets and interests in properties and joint ventures in exchange for 7,794,495 Common Units and cash of approximately $10,212. The Operating Partnership paid approximately $157,384 in satisfaction of certain mortgage indebtedness and other indebtedness of PGI that was collateralized in part by certain properties of Prime Retail Properties and PGI's interests therein. Certain other parties contributed their interests in Prime Retail Properties to the Operating Partnership in exchange for 1,426,305 Common Units and cash of $1,686.

    On June 26, 1996, the Company's Board of Directors approved a special cash distribution (the "Special Cash Distribution") on its Common Stock of $1,393, or $0.145 per common share, to holders of record on June 27, 1996. The Special Cash Distribution was paid on July 15, 1996. The Limited Partners were not entitled to receive and did not receive any portion of the Special Cash Distribution.

    On June 27, 1996, the Company completed a registered exchange offer (the "Exchange Offer") to exchange shares of its Common Stock for up to 4,209,000 shares, or 60%, of its Convertible Preferred Stock. The Company received tender offers for 4,648,650 shares, or approximately 66.27%, of the

                                PRIME RETAIL, INC.


Convertible Preferred Stock. A proration factor was applied to each share of Convertible Preferred Stock validly tendered by holders, and on June 27, 1996, the Company issued 6,734,323 shares of its Common Stock. In connection with the Exchange Offer, certain affiliates of the Company who are limited partners of the Operating Partnership (the "Limited Partners") contributed to the Operating Partnership 625,000 common units for cancellation.

    On July 3, 1996, the Company completed a public offering of its Common Stock by issuing 3,705,000 shares at $11.375 per share (the "1996 Common Stock Offering"). The Company received net proceeds from the 1996 Common Stock Offering of $38,844 that were used to repay outstanding indebtedness. A selling stockholder sold 90,328 shares in conjunction with such offering. A summary of the holders of the Senior Preferred Units, Convertible Preferred Units and Common Units at December 31, 1996 follows:

                                                           NUMBER OF UNITS
                                            ------------------------------------------------
HOLDER                                       SERIES A             SERIES B          COMMON
--------------------------------------------------------------------------------------------

Prime Retail, Inc.........................   2,300,000            2,806,000        13,404,651
PGI and management(1).....................          --                   --         8,505,472
                                            ----------            ---------        ----------
                                             2,300,000            2,806,000        21,910,123
                                            ----------            ---------        ----------
                                            ----------            ---------        ----------

------------------------

Note:

(1) Includes 742,180 units beneficially owned by management and 4,091,255 units owned by certain executive officers based on their ownership interests in PGI.

    As of December 31, 1996, the Company has a 61.2% general partnership interest in the Operating Partnership with full and complete control over the management of the Operating Partnership as the sole general partner which cannot be removed by the Limited Partners.

    On November 1, 1994, the Operating Partnership became the 1% sole general partner of Prime Retail Services Limited Partnership (the "Services Partnership"). The Operating Partnership owns 100% of the non-voting pre-

                                PRIME RETAIL, INC.

ferred stock of Prime Retail Services, Inc. (the "Services Corporation") which, in turn, is the 99% limited partner of the Services Partnership. Certain members of management own 100% of the voting common stock of the Services Corporation and no cash distributions were made during the years ended December 31, 1996, 1995 and 1994. The Services Partnership was formed primarily to operate business lines of the Company that are not directly associated with the collection of rents. The Services Corporation is subject to federal, state and local taxes.

    Unless the context otherwise requires, all references to the Company herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including the Operating Partnership and the Services Partnership. The combined financial statements of Prime Retail Properties (the "Predecessor") include the accounts of eleven property partnerships, which were considered to be entities under common ownership and management, and the ownership interest in two previously non-controlled property partnerships, which were accounted for on the equity method of accounting.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which the Company has operational control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Operating Partnership. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Investments in partnerships in which the Company does not have operational control are accounted for on the equity method of accounting. Income (loss) applicable to minority interests and common shares as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred shareholders.

    Significant intercompany accounts and transactions have been eliminated in consolidation and combination. Certain prior year financial statement amounts and related footnote information have been reclassified to conform with the current year presentation.

RISKS AND UNCERTAINTIES

    The Company's results of operations are significantly dependent on the overall health of the retail industry. The Company's tenant base is comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could reduce merchant sales, which could adversely affect the operating results of the Company. A number of the merchants have occupied space in more than one of the Company's factory outlet centers; however, no single merchant accounts for more than 7.0% of the Company's revenues.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RENTAL PROPERTY

    Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets which are as follows:

Land improvements....................  20 years
Buildings and improvements...........  Principally 40 years
Tenant improvements..................  Term of related lease
Furniture and equipment..............  5 years

    Rental property is carried at the lower of depreciated cost or fair value. Development costs, which include fees and costs incurred in developing new properties, are capitalized as incurred. Upon completion of construction, development costs are amortized over the useful lives of the respective properties on a straight-line basis.

    Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of assets are capitalized and depreciated over their estimated useful lives.

    The Company evaluates its rental properties periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in the business climate that affect the recovery of recorded asset value. If any rental property is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. No impairment losses have been recorded in any of the periods presented.

    Effective April 1, 1994, the Company changed the estimated useful lives used to compute depreciation for certain buildings and improvements from 5 to 10 years to useful lives ranging from 10 to 40 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of reducing depreciation expense and increasing net income by $657 for the year ended December 31, 1995 and $2,040 for the period from March 22, 1994 to December 31, 1994. The change had the effect of reducing the net loss per common share by $0.05 and $0.17 for the year ended December 31, 1995 and for the period from March 22, 1994 to December 31, 1994, respectively.

CASH EQUIVALENTS

    The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE

    Management regularly reviews accounts receivable and determines an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on the merchants' ability to pay, past collection expe-

                          PRIME RETAIL, INC.

rience and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the allowance level within this range. The allowance for doubtful accounts at December 31, 1996 and 1995 was $1,349 and $819, respectively.

    Accounts receivable due after one year primarily representing straight-line rents were $5,310 and $4,274 at December 31, 1996 and 1995, respectively.

DEFERRED CHARGES

    Deferred charges consist of leasing commissions and financing costs. Deferred leasing commissions incurred to originate and renew operating leases are amortized on a straight-line basis over the term of the related lease. Fees and costs incurred to obtain financing are deferred and are being amortized as a component of interest expense over the terms of the respective loans on a basis that approximates the interest method.

REVENUE RECOGNITION

    Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in accounts receivable in the accompanying balance sheet. Certain lease agreements contain provisions which provide for rents based on a percentage of sales or based on a percentage of sales volume above a specified threshold. In addition, the lease agreements generally provide for the reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs. These additional rents and tenant reimbursements are accounted for on the accrual basis.

INTEREST RATE PROTECTION CONTRACTS

    The Company uses interest rate protection contracts, including interest rate caps and corridors, to manage interest rate risk associated with floating rate debt. These contracts generally involve limiting the Company's interest costs with an upper limit or specified range on the underlying interest rate index. The cost of such contracts are included in deferred charges and are being amortized on a straight-line basis as a component of interest expense over the life of the contracts. Amounts earned from interest rate protection contracts are recorded as a reduction of interest expense. The Company is exposed to credit losses in the event of counterparty nonperformance, but does not anticipate any such losses based on the creditworthiness of the counterparties.

STOCK BASED COMPENSATION

    The Company grants stock options for a fixed number of shares to directors, executive officers and other key employees with option prices equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

INCOME TAXES

    The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on income it distributes to its shareholders so long as it distributes at least 95% of its taxable income (excluding any net capital gain) each year. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property. The Company accrued $116, $90, and $128 for state and local taxes for the years ended December 31, 1996 and 1995 and for the period from March 22, 1994 to December 31, 1994, respectively. The Company paid $183 and $80 of state and local income taxes during the years ended December 31, 1996 and 1995, respectively. The Company did not pay any state and local income taxes during the period from March 22, 1994 to December 31, 1994.

NOTE 3-RESTRICTED CASH

    At December 31, 1996 and 1995, the Company had placed in escrow $45,127 and $2,230, respectively, to be used to complete certain development projects, to fund real estate taxes and debt service and certain operating costs under a mortgage loan agreement. At December 31, 1996, restricted cash included $40,000 relating to a nonrecourse expansion loan (the "Expansion Loan Escrow") which can only be used to fund certain development costs relating to the expansion of thirteen of the Company's factory outlet centers, provided certain occupancy and other conditions have been attained. See Note 7-'Bonds and Notes Payable" of the Notes to Consolidated Financial Statements.

NOTE 4-DEFERRED CHARGES

    Deferred charges were as follows:

DECEMBER 31,                         1996       1995
---------------------------------  ---------  ---------

Leasing commissions..............  $  10,567  $   9,971
Financing costs..................     25,587     19,472
                                   ---------  ---------
 .................................     36,154     29,443
Accumulated amortization.........    (15,313)   (11,307)
                                   ---------  ---------
 .................................  $  20,841  $  18,136
                                   ---------  ---------

NOTE 5-INVESTMENT IN PARTNERSHIPS

    The Company holds interests in certain real estate ventures that are accounted for using the equity method of accounting. The Company manages these ventures and earns a property management fee based on the ventures' revenues. The condensed combined balance sheets of these ventures and their condensed statements of operations are summarized as follows:

                                PRIME RETAIL, INC.



DECEMBER 31,                                                                1996       1995
------------------------------------------------------------------------  ---------  ---------
Total assets, primarily rental property.................................  $  75,444  $  90,252
                                                                          ---------  ---------
                                                                          ---------  ---------
Liabilities, primarily long-term debt...................................  $  70,750  $  91,126
Partners' capital (deficit).............................................      4,694       (874)
                                                                          ---------  ---------
Total liabilities and partners' capital (deficit).......................  $  75,444  $  90,252
                                                                          ---------  ---------
                                                                          ---------  ---------


                                                           YEAR ENDED DECEMBER 31       PERIOD FROM       PERIOD FROM
                                                          --------------------------     MARCH 22 TO      JANUARY 1 TO
                                                            1996             1995     DECEMBER 31, 1994  MARCH 21, 1994
                                                          ---------        ---------  -----------------  ---------------
Revenues................................................  $  17,868        $  12,671      $   3,456         $   3,591
Operating expense.......................................      6,268            4,504          1,308             1,233
Interest expense........................................      5,598            3,923            850               584
Depreciation and amortization...........................      3,615            2,298            637               934
                                                          ---------        ---------         ------            ------
Net income..............................................  $   2,387        $   1,946      $     661         $     840
                                                          ---------        ---------         ------            ------
                                                          ---------        ---------         ------            ------

    As of December 31, 1996, the Company guaranteed long-term debt of joint venture partnerships of $19,450. On May 6, 1996, the Company and its joint venture partner, Fru-Con Projects, Inc. ("Fru-Con") entered into a purchase agreement pursuant to which the Company agreed, subject to certain conditions, to purchase on or before February 28, 1997, all of Fru-Con's ownership interest in Grove City Factory Shops Partnership ("Grove City"), the property partnership which owns Grove City Factory Shops. On November 1, 1996, the Company purchased Fru-Con's first mortgage on and 50.0% ownership interest in Grove City for $57,094 (the "Grove City Acquisition") thereby increasing its ownership interest in such property to 100.0%. Prior to November 1, 1996, the Company accounted for its 50.0% investment in Grove City using the equity method of accounting. Commencing November 1, 1996, the operating results of Grove City are consolidated. The Company financed the purchase transaction primarily with a portion of loan proceeds from Nomura Asset Capital Corporation ("Nomura"). See Note 7-'Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information regarding the Nomura loan transactions.

NOTE 6-RELATED PARTY TRANSACTIONS

    At December 31, 1996, the net amount due from affiliates consisted of $595 due primarily from joint venture partnerships relating to reimbursement of costs paid by the Company on behalf of the joint venture partnerships and $954 of fees due from joint venture partnerships in connection with the development of two factory outlet centers. At December 31, 1995, the net amount due from affiliates consisted of $890 due primarily from joint venture partnerships relating to reimbursement of costs paid by the Company on behalf of the joint venture partnerships and $304 of fees due from joint venture partnerships in connection with the development of one new factory outlet center and the expansion of an existing factory outlet center.

NOTE 7-BONDS AND NOTES PAYABLE

    Bonds payable consisted of the following at December 31, 1996 and 1995:


DECEMBER 31,                                                                1996       1995
------------------------------------------------------------------------  ---------  ---------
Variable rate tax-exempt revenue bonds (the "Bonds"), rate determined by remarketing agents, ranging from 3.50% to 4.30% at December 31, 1996, interest-only payments, due 2012 to 2014, collateralized by properties in Chattanooga, TN and Knoxville, TN..................................  $  28,250  $  28,250
Urban Development Action Grant Loans, 3% through August 31, 1997 and 6%
  thereafter, interest-only payments, due 2016 to 2019, collateralized
  by property in Chattanooga, TN........................................      4,650      4,650
                                                                          ---------  ---------
                                                                          $  32,900  $  32,900
                                                                          ---------  ---------
                                                                          ---------  ---------

    Under the terms of the loan agreements relating to the Bonds, the issuing partnerships are required to make interest-only payments calculated using a variable rate determined by the remarketing agents of the Bonds. The interest rates ranged from 2.45% to 5.30% in 1996, 2.65% to 5.30% in 1995 and 1.65% to
5.90% in 1994. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the Company. A bondholder may tender bonds during the variable interest rate period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agents are required to immediately remarket the Bonds. In the event the remarketing agents fail to remarket any bonds, the remarketing agents

                                PRIME RETAIL, INC.

may draw on certain liquidity facilities as described below. The remarketing agents receive fees varying from 0.1% to 0.125% per annum on the outstanding bond balance, payable quarterly in arrears.

    At December 31, 1996, the Bonds are collateralized by letters of credit (the "Letters of Credit") issued by a group of financial institutions pursuant to a master letter of credit agreement. A letter of credit fee of 0.925% per annum of the stated amount of the Letters of Credit is payable quarterly in advance to such financial institutions. The Letters of Credit are collateralized by a reimbursement agreement under the master letter of credit agreement (the "Reimbursement Agreement") which obligates an insurance company to reimburse the financial institutions for any funds drawn on the Letters of Credit. In addition, in March 1994, the issuing partnerships, the Operating Partnership and an insurance company entered into standby bond purchase and indemnity agreements (the "Standby Agreements") in order to address the scheduled expirations of various credit enhancements, including the Letters of Credit, through March 21, 1999.

    Pursuant to the Standby Agreements, the insurance company agreed that in the event that any of the issuing partnerships are unable to arrange replacement credit enhancement facilities as necessary, the insurance company will purchase the applicable Bonds and hold the same until March 21, 1999, at which time the issuing partnership and the Operating Partnership will purchase the Bonds pursuant to the terms of the related Standby Agreement.

    The Letters of Credit are scheduled to expire on December 31, 1997. The total commitments outstanding under the Letters of Credit, the Reimbursement Agreement and the Standby Agreements as of December 31, 1996 were $28,909. The due date of the Bonds accelerates upon the expiration of the Letters of Credit unless the Letters of Credit are extended or replaced.

    Notes payable consisted of the following at December 31, 1996 and 1995:

DECEMBER 31,                                                               1996        1995
----------------------------------------------------------------------  ----------  ----------
First Mortgage and Expansion Loan, LIBOR plus 1.51%, 7.10% at December
  31, 1996, monthly installments of $2,580 including interest, due
  November 11, 2003, collateralized by sixteen properties located throughout the United States........................................  $  358,748
Term loan, LIBOR plus 1.95%, 7.55% at December 31, 1996, monthly interest-only payments through February 10, 1998; monthly principal and interest payments thereafter, due November 11, 1999,
  collateralized by excess cash flow of sixteen properties located
  throughout the United States........................................      53,290
Unsecured term loans, LIBOR plus 3.50%, 9.09% at December 31, 1996,
  monthly interest-only payments, due November 11, 1997...............      16,000
Mortgage, LIBOR plus 2.25%, 7.87% at December 31, 1996, monthly interest-only payments, due September 10, 1998, collateralized by
  property located in Gaffney, SC.....................................      15,852
Unsecured term loans, 8.25%, monthly interest-only payments through
  November 29, 1997; monthly principal and interest payments
  thereafter, due August 31, 1998.....................................      12,000
Mortgage, 9.375%, monthly installments of $71 including interest, due
  March 1, 2004, collateralized by property located in Lombard, IL....       6,940
Mortgage, 7.50%, monthly installments of $29 including interest, due
  June 22, 2000, collateralized by property in Knoxville, TN..........       3,793  $    3,844
Revolving line of credit, LIBOR plus 2.25%, 8.19% at December 31,
  1995, monthly interest-only payments, due December 31, 1996, collateralized by seven properties located throughout the United
  States..............................................................      --         145,478
Mortgage, LIBOR plus 2.235%, 8.21% at December 31, 1995, monthly installments of $694 including interest, due July 1, 2000, collateralized by six properties located throughout the United
  States..............................................................      --          97,732
Mortgage, 8.00% at December 31, 1995, interest-only payments, due July
  31, 1996, collateralized by property in Lombard, IL.................      --          16,000
Second mortgage, LIBOR plus 2.25%, 8.19% at December 31, 1995, interest-only payments, due July 31, 1996, collateralized by
  properties in Castle Rock, CO and Huntley, IL.......................      --          10,000
Unsecured line of credit, $15,000 at December 31, 1996,
  LIBOR plus 2.50%, interest-only payments, due July 11, 1997.........      --          --

                                                                        ----------  ----------
                                                                        $  466,623  $  273,054
                                                                        ----------  ----------

                                  F-11

                                PRIME RETAIL, INC.

    At December 31, 1996, unused commitments were $15,000. Interest costs are summarized as follows:

                                                  YEAR ENDED
                                                  DECEMBER 31         PERIOD FROM       PERIOD FROM
                                              --------------------    MARCH 22, TO      JANUARY 1, TO
                                                1996       1995     DECEMBER 31, 1994  MARCH 21, 1994
                                              ---------  ---------  -----------------  ---------------
Interest incurred...........................  $  24,310  $  19,354         $7,728            $2,585
Interest capitalized........................     (3,348)    (2,336)          (964)               --
Interest earned on interest rate protection
  contracts.................................       (201)      (721)          (224)               --
Amortization of deferred financing costs and
  interest rate protection contracts........      3,724      4,524          2,945               695
                                              ---------  ---------         ------            ------
Interest expense............................  $  24,485  $  20,821         $9,485            $3,280
                                              ---------  ---------         ------            ------
                                              ---------  ---------         ------            ------
Interest paid...............................  $  23,703  $  18,295         $8,803            $1,868
                                              ---------  ---------         ------            ------
                                              ---------  ---------         ------            ------

    The scheduled maturities of bonds and notes payable at December 31, 1996 were as follows:

DECEMBER 31,          1996
-----------------  ----------
1997.............   $ 22,045
1998.............     36,267
1999.............     48,923
2000.............      7,421
2001.............      4,207
Thereafter.......    380,660
                   ----------
                   $  499,523
                   ----------
                   ----------

    The aggregate carrying amount of bonds and notes payable at December 31, 1996 approximated their fair value. At December 31, 1996, the aggregate carrying amount of rental property collateralizing bonds and notes payable was $578,344.

    At December 31, 1996, the Company held interest rate protection contracts on $28,250 of floating rate tax-exempt indebtedness and $358,748 of other floating rate indebtedness expiring in 1999 and 1998, respectively. In addition, the Company purchased additional interest rate protection contracts on $43,900 of the $358,748 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates. These contracts have a weighted average maturity of approximately 1.9 years.

    The following table summarizes the material terms of the interest rate protection contracts held for purposes other than trading and related borrowings at December 31, 1996:

----------------------------------------------------------------------------------------------------------------
                                            INTEREST RATE PROTECTION CONTRACTS
----------------------------------------------------------------------------------------------------------------
BORROWINGS OUTSTANDING AT       NOTIONAL        DATE
DECEMBER 31, 1996                AMOUNT      PURCHASED/
(IN MILLIONS)                 (IN MILLIONS)    AMENDED      TERM       INDEX         MAXIMUM INDEX RATE
----------------------------  -------------  -----------  ---------  -------------  ----------------------------
$ 358.7                          $ 358.7       11/1/96     2 years    LIBOR                         7.0%

  28.3                              28.3       3/21/94     5 years    Kenny Index   Year 1          3.0%
                                                                                    Year 2          3.5%
                                                                                    Year 3          4.0%
                                                                                    Year 4          4.5%
                                                                                    Year 5          5.0%

 ------                        --------
$ 387.0                         $ 387.0
 ------                        --------
 ------                        --------

----------------------------------------------------------------------------------------------------------------
ADDITIONAL INTEREST RATE PROTECTION ON $358.7 MILLION FLOATING RATE INDEBTEDNESS
----------------------------------------------------------------------------------------------------------------
                                                                                                                MAXIMUM SPREAD
                                NOTIONAL        DATE                                                                BETWEEN
                                 AMOUNT      PURCHASED/                                                         MAXIMUM INDEX
                             (IN MILLIONS)    AMENDED      TERM       INDEX         MAXIMUM INDEX RATE         RATE AND INDEX
----------------------------  -------------  -----------  ---------  -------------  ------------------------  -----------------

                                $22.0          7/1/94      4 years      LIBOR      Year 1           5.0%             2.0%
                                                                                   Year 2           5.5%             1.5%
                                                                                   Year 3           6.0%             1.0%
                                                                                   Year 4           6.5%             0.5%

                                 21.9         3/31/94,     5 years      LIBOR      Year 1          3.75%            3.25%
                                              Amended                              Year 2          4.25%            2.75%
                                               7/1/94                              Year 3          4.75%            2.25%
                                                                                   Year 4          5.25%            1.75%
                                                                                   Year 5          5.75%            1.25%
                                -----
                                $43.9
                                -----
                                -----

                                  F-12

                                PRIME RETAIL, INC.

   The net carrying amount of interest rate protection contracts at December 31, 1996 was $2,656. The estimated fair value of interest rate protection contracts based on quoted market rates at December 31, 1996 was $1,170.

    On May 7, 1996, the Company's unsecured line of credit (the "Corporate Line") was renewed and increased from $10,000 to $15,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears interest at the London Interbank offered rate for thirty (30) day deposits in U.S. dollars ("30-day LIBOR") plus 2.50% and matures on July 11, 1997. No amounts were outstanding under the Corporate Line at December 31, 1996.

    On July 8, 1996, the Company obtained from a financial institution a commitment for a construction mortgage loan in an amount not to exceed the lesser of $20,000 or sixty-five percent (65%) of the appraised value of the underlying collateral (the "Construction Mortgage Loan"). The Construction Mortgage Loan (i) bears a variable interest rate at the financial institution's prime rate or, at the Company's option, a LIBOR index plus 2.25%, (ii) matures on September 10, 1998 and (iii) requires monthly interest-only payments. The Construction Mortgage Loan is collateralized by a first mortgage on Carolina Factory Shops, a factory outlet center which opened on November 8, 1996, located in Gaffney, South Carolina. At December 31, 1996, the outstanding balance of the Construction Mortgage Loan was $15,852.

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

    In connection with the execution of the binding commitment on June 5, 1996 related to the Nomura Credit Facilities, the Company incurred a nonrecurring charge (included in other charges in the Consolidated Statement of Operations) and extraordinary loss of $6,131 and $4,280, respectively, during the second quarter of 1996. The nonrecurring loss resulted from (i) the termination of previously obtained financing commitments from Nomura for which the Company paid $3,250 in nonrefundable financing fees, (ii) the unamortized cost of certain interest rate protection contracts of $3,696, and
(iii) other nonrefundable deferred financing costs of $1,425, less the estimated fair market value of the interest rate protection contracts of $2,240 based on their fair market value at May 31, 1996. The extraordinary loss resulted from (i) the write-off of unamortized deferred financing costs of $3,458 relating to the early extinguishment of debt, and (ii) debt prepayment penalties of $822.

    On November 1, 1996, the Company closed on $428,290 of loan facilities with Nomura. The transaction provided (i) a $319,000 nonrecourse first mortgage loan (the "First Mortgage Loan") for sixteen of the Company's factory outlet centers, (ii) a $40,000 nonrecourse expansion loan (the "Expansion Loan"), (iii) a junior secured loan (the "Junior Secured Loan") of $53,290, and (iv) an unsecured loan of $16,000 (the "Unsecured Loan").

    The First Mortgage Loan and the Expansion Loan (i) are cross-collateralized by first mortgages on sixteen of the Company's factory outlet centers, (ii) bear a variable interest rate of 30-day LIBOR plus 1.51% during the first two years and a fixed interest rate of 7.782% for the balance of the seven-year term, and (iii) require monthly principal and interest payments pursuant to a 360-month amortization schedule.
The First Mortgage Loan and the Expansion Loan cannot be prepaid prior to year two and can be prepaid after year two only by the use of certain debt defeasance and yield maintenance provisions.

    The Junior Secured Loan is a recourse loan to the Company that (i) is secured by a pledge of excess cash flow after debt service on the First Mortgage Loan and the Expansion Loan, (ii) bears a variable interest rate of 30-day LIBOR plus 1.95%, (iii) matures in three years, (iv) requires monthly interest-only payments during the first year of its term and monthly interest payments and quarterly principal payments thereafter that approximate a six-year amortization schedule, and (v) may be subject to earlier principal payments via "mark-to-market" of the underlying debt instrument.

    The proceeds from the First Mortgage Loan, the Junior Secured Loan and the Unsecured Loan were used (i) to repay $253,000 debt outstanding under the Nomura Credit Facilities, (ii) to purchase Rocky Mountain Factory Stores and Kansas City Factory Outlets for $71,700 (consisting of $59,700 in cash and $12,000 in unsecured term loans), (iii) to purchase the first mortgage and the 50.0% partnership interest of its joint venture partner in Grove City for $57,094, and (iv) for loan fees, escrow deposits, interest rate protection contracts and transaction costs of approximately $12,700. The remaining proceeds of $5,790 were used for working capital purposes.

    The Unsecured Loan (i) bears a variable interest rate of 30-day LIBOR plus 3.50%, (ii) requires monthly interest-only payments, (iii) requires mandatory principal payments of $6,000 upon the earlier of September 11, 1997 or the repayment from fundings under the Expansion Loan, and (iv) matures on November 11, 1997.
                                  F-13

                                PRIME RETAIL, INC.



    Effective December 31, 1996, the Company amended its revolving loan (as amended, the "Revolving Loan") that was scheduled to mature on December 31, 1996. The Revolving Loan provides for maximum borrowings of $40,000, bears interest at LIBOR plus 1.75% and matures on December 31, 1997. The Revolving Loan is guaranteed by the Operating Partnership and requires compliance with certain financial loan covenants related to earnings, debt service coverage ratios, payment of dividends, market capitalization and certain non-monetary covenants such as changes in control and the taxation of the Company. The amount available to be drawn by the Company under the Revolving Loan at any time during the term of the facility is calculated based upon the net cash flow of the collateral, as defined. The collateral pool of the Revolving Loan can be expanded by adding properties including properties under development, subject to certain limitations such as the level of executed leases and the amount of projected net cash flow. No amounts were available or outstanding under the Revolving Loan at December 31, 1996.

NOTE 8-MINORITY INTERESTS

    In conjunction with the formation of the Company and the Operating Partnership, the predecessor owners contributed interests in certain properties to the Operating Partnership and, in exchange, received limited partnership interests in the Operating Partnership. In accordance with its partnership agreement, the Operating Partnership will pay a preferential distribution of $0.295 in each quarter for each Common Unit held by the Company (the total of such units is equal to the number of outstanding common shares of the Company) before any distribution is paid for the Common Units held by the Limited Partners. After payment of the preferential distribution to the Company, up to $0.295 will be distributed for each Common Unit held by the limited partners. Any further amounts distributed in such quarter will be distributed ratably among all Common Units. The preferential distribution for Common Units held by the Company will terminate after the Operating Partnership has paid quarterly distributions of at least $0.295 on all Common Units (21,910,123 as of December 31, 1996) during four successive quarters without distributing to Convertible Preferred Units and Common Units more than 90% of Funds from Operations ("FFO") after payment of distributions on the Senior Preferred Units in any such quarter. Once the preferential distribution is terminated, distributions with respect to the Common Units held by the Company and the Limited Partners will be pro rata to the holders thereof. Accordingly, as of December 31, 1996, FFO must equal at least $10,347 (or $0.335 per common share equivalent-primary) for four successive quarters to terminate the preferential distribution to the Company (see Note 14--"Subsequent Events"). The Company has satisfied the distribution requirement necessary to terminate the preferential distribution for each of the two consecutive quarters ended December 31, 1996. For purposes of terminating the preferential distribution, FFO means net income (loss) (computed in accordance with generally accepted accounting principles "GAAP"), excluding gains or losses from debt restructuring and sales of real property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In addition, PGI and certain members of executive management have agreed not to exchange their Common Units for common shares of the Company (subject to certain conditions as defined in the Operating Partnership's partnership agreement) for a period of three years after the completion of the Offerings or before the preferential distribution agreement is terminated.

    At December 31, 1996 and 1995, loans to certain limited partners, who also are executive officers of the Company, aggregating $4,750 were reported as a reduction in minority interests in the consolidated balance sheets.

    Minority interests also includes interests in three property partnerships that are not wholly owned by the Company. During the years ended December 31, 1996 and December 31, 1995, expenses totaling $884 and $1,049, respectively, related solely to the operation of the Company were allocated only to the common shareholders. Such allocation is consistent with the federal and state tax treatment of these expenses. During the year ended December 31, 1996, cash distributions and losses allocated to minority interests reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $3,457 that were allocable to minority interests were allocated to common shareholders.

NOTE 9-PREFERRED STOCK

    The Company is authorized to issue up to 24,315,000 shares of preferred stock in one or more series. At December 31, 1996, 2,300,000 shares Senior Preferred Stock and 2,806,000 shares of Convertible Preferred Stock were outstanding. The Senior Preferred Stock and Cumulative Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon.

    Dividends on the Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends on the Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or (ii) the dividends on the number of shares of Common Stock into which a share of Convertible Preferred Stock will be convertible on or after March 31, 1997. The Convertible Preferred Stock is convertible into shares of Common Stock on or after March 31, 1997, at the conversion price of $20.90 per share of Common Stock.

    The Company has the right to redeem the Senior Preferred Stock and the Convertible Preferred Stock beginning on and after March 31, 1999 at $26.75 and $27.125 per share, respectively, plus the amount equal to any accrued and unpaid dividends thereon. The redemption price decreases incrementally each year thereafter through March 31, 2004, at which date the redemption price is fixed at $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon.
                                  F-14

                                PRIME RETAIL, INC.


    The holders of the Senior Preferred Stock and Cumulative Preferred Stock, each series voting separately as a class, have the right to elect two additional members to the Company's Board of Directors if the equivalent of six quarterly dividends on these series of preferred stock are in arrears. Each of such two directors will be elected to serve until the earlier of (i) the election and qualification of such directors' successor, or (ii) payment of the dividend arrearage.

NOTE 10-STOCK OPTION PLANS

    In 1994, the Company granted options to key executive officers, outside directors and consultants to purchase 585,000 shares of common stock at $19.00 per share. The options granted to key executive officers vest at a rate of 20% per year over five years and have a term of 10 years. The options granted to outside directors and consultants (aggregating 35,000 options) were fully vested at the grant date.

    In 1995, the Company granted options to purchase 20,000 common shares at $12.45 per share to outside directors and consultants. These options were fully vested at the grant date and have a term of 10 years.

    In 1996, the Company granted options to key executive officers, various employees and consultants to purchase 302,500 shares of common stock at an exercise price between $11.46 and $11.88 per share. These options were fully vested at the grant date and have a term of ten years.

    Unaudited pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, which requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

-----------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                             1996         1995
-----------------------------------------------------------------------------------------------------------
Risk-free interest rate.........................................................     6.5%         6.5%
Dividend yield..................................................................     9.0%         9.0%
Volatility factor...............................................................     0.35         0.32
Weighted-average life (in years)................................................     9.8         10.0
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

    For purposes of unaudited pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's unaudited pro forma information for the years ended December 31, 1996 and 1995 follows (in thousands except for earnings per share information):

-----------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                     1996       1995
-----------------------------------------------------------------------------------------------------------
Income before extraordinary item.........................................  $   8,765  $  18,163
Extraordinary item.......................................................     (1,017)    --
                                                                           ---------  ---------
Net income...............................................................  $   7,748  $  18,163
                                                                           ---------  ---------
                                                                           ---------  ---------
Net loss applicable to common shares.....................................  $  (6,488) $  (2,782)
                                                                           ---------  ---------
                                                                           ---------  ---------
Per common share:
Loss before extraordinary item...........................................  $   (0.67) $   (0.97)
Extraordinary item.......................................................      (0.12)    --
                                                                           ---------  ---------
Net loss.................................................................  $   (0.79) $   (0.97)
                                                                           ---------  ---------
                                                                           ---------  ---------
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

    The following is a summary of stock option activity and number of shares reserved for outstanding options:

-----------------------------------------------------------------------------------------------------------
                                                                           WEIGHTED
                                                                            AVERAGE
                                                                           EXERCISE      NUMBER
                                                                             PRICE      OF SHARES
-----------------------------------------------------------------------------------------------------------
Balance at March 22, 1994...............................................      --           --
Granted.................................................................   $   19.00      585,000
                                                                                       ----------
Balance at December 31, 1994............................................   $   19.00      585,000
Granted.................................................................   $   12.45       20,000
                                                                                       ----------
Balance at December 31, 1995............................................   $   18.78      605,000
Granted.................................................................   $   11.83      302,500
Cancelled...............................................................   $   11.88       (4,000)
                                                                                       ----------
Balance at December 31, 1996............................................   $   16.49      903,500
                                                                                       ----------
                                                                                       ----------
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


    Options on 640,253 and 224,750 shares were exercisable at December 31, 1996 and 1995, respectively, at a weighted average exercise price of $15.45 per share and $18.42 per share, respectively. In addition, 311,500 shares of Common Stock were reserved for the granting of additional options at December 31, 1996. The weighted fair value of options granted during the years ended December 31, 1996 and 1995 was $1.69 per share and $1.60 per share, respectively. Exercise prices for options outstanding at December 31, 1996 ranged from $11.46 to $19.00 per share. The weighted average remaining contracted life of those options is 7.8 years.

NOTE 11-LEASE AGREEMENTS

    The Company is the lessor of retail and office space under operating leases with initial lease terms that expire from 1997 to 2016. Most leases are renewable for five years at the lessee's option. Future minimum base rent to be received under noncancelable operating leases were as follows:

                                PRIME RETAIL, INC.


-----------------------------------
DECEMBER 31,                1996
-----------------------------------
1997...................  $  67,472
1998...................     63,464
1999...................     54,948
2000...................     42,613
2001...................     28,373
Thereafter.............     52,123
                         ---------
                         $ 308,993
                         ---------
                         ---------
----------------------------------
----------------------------------

    The Company leases certain land, buildings and equipment under various noncancelable operating lease agreements. Rental expense for operating leases was $1,011, $961, $720, and $47 for the years ended December 31, 1996 and 1995, and for the periods from March 22, 1994 to December 31, 1994 and January 1, 1994 to March 21, 1994, respectively. Future minimum rental payments, by year and in the aggregate, payable under these noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

-----------------------------------
DECEMBER 31,                1996
-----------------------------------

1997.................... $     878
1998....................       834
1999....................       781
2000....................       737
2001....................       715
Thereafter..............     1,282
                         ---------
                         $   5,227
                         ---------
                         ---------
----------------------------------
----------------------------------

NOTE 12-LEGAL PROCEEDINGS

    In the ordinary course of business, the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes that losses, if any, resulting from such matters, will not have a material adverse effect on the consolidated financial statements of the Company.

NOTE 13-ACQUISITIONS

    On November 1, 1996, the Company acquired Rocky Mountain Factory Stores and Kansas City Factory Outlets for an aggregate purchase price of $71,700 (the "1996 Acquired Properties"). The Company accounted for the acquisition using the purchase method of accounting. The operating results of Rocky Mountain Factory Stores and Kansas City Factory Outlets have been included in the Company's consolidated results of operations for the period November 1, 1996 to December 31, 1996.

    The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company including the 1996 Acquired Properties and the Grove City Acquisition as if such acquisitions had occurred on January 1, 1995:

----------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                    1996       1995
----------------------------------------------------------------------------------------------
Total revenues.........................................................  $  105,002  $  91,133
                                                                         ----------  ---------
                                                                         ----------  ---------
Income before extraordinary item.......................................  $    9,560  $  17,171
                                                                         ----------  ---------
                                                                         ----------  ---------
Net income.............................................................  $    8,543  $  17,171
                                                                         ----------  ---------
                                                                         ----------  ---------
Net loss applicable to common shares...................................  $   (5,693) $  (3,773)
                                                                         ----------  ---------
                                                                         ----------  ---------
Per common share:
Loss before extraordinary item.........................................  $    (0.57) $   (1.31)
Extraordinary item.....................................................       (0.12)    --
                                                                         ----------  ---------
Net loss...............................................................  $    (0.69) $   (1.31)
                                                                         ----------  ---------
                                                                         ----------  ---------
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

    These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense based on the purchase price of such assets acquired and interest expense on debt incurred on financing the acquisitions. These unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1995 or of future results of operations of the Company.

NOTE 14-SUBSEQUENT EVENTS

    On February 7, 1997, the Company purchased an additional 20.0% partnership interest in Oxnard Factory Outlet from an unrelated third party for $334. As a result of this purchase, the Company owns a 50.0% equity interest in Oxnard Factory Outlet. The remaining 50.0% equity interest is owned by an affiliate of Fru-Con.

    On February 13, 1997, the Company acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls from an unrelated third party for an aggregate purchase price of approximately $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller.

    On February 20, 1997, the Company completed a public offering of 2,080,000 shares of Common Stock at $12.50 per share and 175,800 shares of Convertible Preferred Stock at $22.75 per share, respectively, (the "1997 Stock Offering"). The Company received net proceeds from the 1997 Stock Offering of $28,499 that were used (i) to repay outstanding indebtedness,
(ii) to pay offering costs, and (iii) for general corporate purposes including property development and construction activities.

    On March 10, 1997, the underwriter of the 1997 Stock Offering exercised its overallotment option to purchase 310,300 shares of the Company's Common Stock at $12.50 per share. The Company received net proceeds of $3,685 that were used to fund development and construction activities and for general corporate purposes. Accordingly, as of March 10, 1997, total common shares outstanding was 15,794,951. As a result of the 1997 Stock Offering, FFO must equal at least $11,235 (based on 24,300,423 common units) for the first and second quarter of 1997 to terminate the preferential distribution.

                               PRIME RETAIL, INC.

             SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1996
                                  (in thousands)



                                                          COSTS CAPITALIZED
                                                            SUBSEQUENT TO
                              INITIAL COST TO COMPANY        ACQUISITION
                             ------------------------   -----------------------
                                         BUILDINGS &               BUILDINGS &
DESCRIPTION   ENCUMBRANCES     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS
------------  -------------  ---------  -------------  ---------  -------------
Carolina
  Factory
  Shops.....    $  15,853    $      --    $      --    $   1,197    $  21,579
Castle Rock
  Factory
  Shops.....       36,220        4,424       47,200           --          363
Coral Isle
  Factory
  Shops.....       10,924        2,753       15,602           --          206
Florida Keys
  Factory
  Shops.....       15,753           --           --        2,875       21,347
Gainesville
  Factory
  Shops.....       20,985           --           --          737       29,686
Grove City
  Factory
  Shops.....       41,625        1,193       58,630           --           --
Gulf Coast
  Factory
  Shops.....       29,666           --           --        3,877       28,314
Gulfport
  Factory
  Shops.....       20,122           --           --           --       29,565
Huntley
  Factory
  Shops.....       17,938           --           --        1,827       34,634
Indiana
  Factory
  Shops.....       14,373           --           --          591       23,596
Kansas City
  Factory
  Shops.....       14,718          815       31,311           --           --
Magnolia
  Bluff
  Factory
  Shops.....       25,527           --           --        3,074       29,644
Melrose
  Place.....        2,000           --           --          499        1,928
Nebraska
  Crossing
  Factory
  Shops.....       11,843        2,904       16,614           --          198
Northgate
  Plaza.....        6,940        3,626       11,630           --          142
Ohio Factory
  Shops.....       26,734          843       31,084           81        5,279
Rocky
  Mountain
  Factory
  Shops.....       22,984        6,400       33,244           --           --
San Marcos
  Factory
  Shops.....       39,842           --           --        1,626       38,569
Triangle
  Factory
  Shops.....        9,493           --           --        2,502       21,590
Warehouse
  Row.......       23,900           --           --          537       32,019
Warehouse
  Row II....           --           --           --          350        2,566
Western
  Plaza.....       10,793           --           --        2,000        7,000
Property
  Under
  Development..        --           --           --           --       20,900
Other
  Property..           --           --        1,588           --           --
              -------------  ---------       ------    ---------  -------------
                $ 418,233    $  22,958    $ 246,903    $  21,773    $ 349,125
              -------------  ---------       ------    ---------  -------------
              -------------  ---------       ------    ---------  -------------



                 GROSS AMOUNT AT WHICH
               CARRIED AT CLOSE OF PERIOD
               --------------------------
                             BUILDINGS &              ACCUMULATED   CONSTRUCTED(C)
DESCRIPTION       LAND      IMPROVEMENTS     TOTAL   DEPRECIATION     ACQUIRED(A)
------------   -----------  -------------  --------- -------------  ---------------
Carolina
  Factory
  Shops.....    $   1,197     $  21,579    $  22,776   $     133    Nov. 1996 (C)
Castle Rock
  Factory
  Shops.....        4,424        47,563       51,987       5,856    Mar. 1994 (A)
Coral Isle
  Factory
  Shops.....        2,753        15,808       18,561       1,125    Mar. 1994 (A)
Florida Keys
  Factory
  Shops.....        2,875        21,347       24,222       2,257    Sep. 1994 (C)
Gainesville
  Factory
  Shops.....          737        29,686       30,423       3,916    Aug. 1993 (C)
Grove City
  Factory
  Shops.....        1,193        58,630       59,823         329    Nov. 1996 (A)
Gulf Coast
  Factory
  Shops.....        3,877        28,314       32,191       5,229    Oct. 1991 (C)
Gulfport
  Factory
  Shops.....           --        29,565       29,565       1,301    Oct. 1995 (C)
Huntley
  Factory
  Shops.....        1,827        34,634       36,461       2,652    Sep. 1994 (C)
Indiana
  Factory
  Shops.....          591        23,596       24,187       1,771    Nov. 1994 (C)
Kansas City
  Factory
  Shops.....          815        31,311       32,126         249    Nov. 1996 (A)
Magnolia
  Bluff
  Factory
  Shops.....       3,074        29,644       32,718        1,768    July 1995 (C)
Melrose
  Place.....         499         1,928        2,427          721    Aug. 1987 (C)
Nebraska
  Crossing
  Factory
  Shops.....       2,904        16,812       19,716        1,154    Mar. 1994 (A)
Northgate
  Plaza.....       3,626        11,772       15,398          935    Mar. 1994 (A)
Ohio Factory
  Shops.....         924        36,363       37,287        4,066    Mar. 1994 (A)
Rocky
  Mountain
  Factory
  Shops.....       6,400        33,244       39,644          264    Nov. 1996 (A)
San Marcos
  Factory
  Shops.....       1,626        38,569       40,195        8,630    Aug. 1990 (C)
Triangle
  Factory
  Shops.....       2,502        21,590       24,092        4,552    Oct. 1991 (C)
Warehouse
  Row.......         537        32,019       32,556        9,152    Nov. 1989 (C)
Warehouse
  Row II....         350         2,566        2,916          248    Dec. 1993 (A)
Western
  Plaza.....       2,000         7,000        9,000          805    Jun. 1993 (A)
Property
  Under                                                             Under
  Development.        --        20,900       20,900           --    Construction
Other
  Property..          --         1,588        1,588          561    Mar. 1994-
                                                                     Dec. 1996(A)
              -----------  -------------  ---------        -----
               $  44,731     $ 596,028    $ 640,759     $ 57,674
              -----------  -------------  ---------        -----
              -----------  -------------  ---------        -----

                               PRIME RETAIL, INC.

NOTES TO SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION

                              December 31, 1996
                                 (in thousands)

    Depreciation on building and improvements is calculated on a straight-line basis over the estimated useful lives of the asset as follows:

Land improvements....................  20 years
Buildings and improvements...........  Principally 40 years
Tenant improvements..................  Term of related lease
Furniture and equipment..............  5 years

    The aggregate cost for federal income tax purposes was $722,041 at December 31, 1996.

                                          INVESTMENT IN RENTAL PROPERTY YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------
                                             1996                 1995                 1994
                                          ----------           ----------           ----------
Balance, beginning of period...........  $  454,480            $ 376,181            $ 185,394
Retirements............................          (8)                (258)                (238)
Acquisitions...........................     131,593                   --                   --
Improvements...........................      54,694               79,075              191,025
Cost of real estate sold...............          --                 (518)                  --
                                         ----------           ----------           ----------
Balance, end of period.................  $  640,759           $  454,480           $  376,181
                                         ----------           ----------           ----------
                                         ----------           ----------           ----------

                                        ACCUMULATED DEPRECIATION YEAR ENDED DECEMBER 31
                                        -----------------------------------------------
                                          1996              1995              1994
                                        ---------         ---------         ---------
Balance, beginning of period..........  $  40,190         $  26,668         $  15,720
Retirements...........................         (8)             (258)             (238)
Other.................................         24                --                --
Depreciation for the period...........     17,468            13,780            11,186
                                        ---------         ---------         ---------
Balance, end of period................  $  57,674         $  40,190         $  26,668
                                        ---------         ---------         ---------
                                        ---------         ---------         ---------