Form 10-Q
period 1997-03-31
PRIME RETAIL INC
filed 1997-05-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period Ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, for the Transition Period From             to
                                                -----------     -----------

                         Commission file number   0-23616
                                                  -------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                       52-1836258
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       100 East Pratt Street
       Nineteenth Floor
       Baltimore, Maryland                                     21202
----------------------------------------     -----------------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (410) 234-0782
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address, or former fiscal year,
                         if changed since last report)

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

As of May 14, 1997, the issuer had outstanding 15,794,951 shares of Common Stock, $.01 par value per share.

                               PRIME RETAIL, INC.
                                    FORM 10-Q


                                      INDEX
                                      -----


PART I:  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996.                                                       1

     Consolidated Statements of Operations for the three months
     ended March 31, 1997 and 1996.                                           2

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1997 and 1996.                                    3

     Notes to the Consolidated Financial Statements                           4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                6


PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    15
ITEM 2.  CHANGES IN SECURITIES                                                15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  15
ITEM 5.  OTHER INFORMATION                                                    15
ITEM 6.  EXHIBITS OR REPORTS ON FORM 8-K                                      15

SIGNATURES                                                                    16

PART I:  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                                   PRIME RETAIL, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        MARCH 31, 1997             December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment in rental property:
     Land                                                                                     $ 52,317                     $ 44,731
     Buildings and improvements                                                                604,729                      570,761
     Property under development                                                                 25,562                       20,900
     Furniture and equipment                                                                     4,466                        4,367
                                                                                              --------                     --------
                                                                                               687,074                      640,759
     Accumulated depreciation                                                                  (63,196)                     (57,674)
                                                                                              --------                     --------
                                                                                               623,878                      583,085
Cash and cash equivalents                                                                       20,082                        3,924
Restricted cash                                                                                 46,419                       45,127
Accounts receivable, net                                                                         7,043                        6,096
Deferred charges, net                                                                           20,069                       20,841
Due from affiliates, net                                                                         1,386                        1,549
Investment in partnerships                                                                       6,076                        5,625
Other assets                                                                                       857                          556
                                                                                              --------                     --------
     Total assets                                                                             $725,810                     $666,803
                                                                                              ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Bonds payable                                                                                 $ 32,900                     $ 32,900
Notes payable                                                                                  501,509                      466,623
Accrued interest                                                                                 3,701                        3,640
Real estate taxes payable                                                                        3,068                        2,138
Construction costs payable                                                                       2,602                        3,047
Accounts payable and other liabilities                                                          16,943                       19,246
                                                                                              --------                     --------
     Total liabilities                                                                         560,723                      527,594
                                                                                              --------                     --------

Shareholders' equity:
Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
       par value (liquidation preference of $57,500), 2,300,000
       shares issued and outstanding                                                                23                           23
     8.5% Series B Cumulative  Participating  Convertible Preferred Stock, $0.01
       par value (liquidation preference of $74,545 and $70,150,  respectively),
       2,981,800 and 2,806,000 shares
       issued and outstanding, respectively                                                         30                           28
Shares of common stock, 75,000,000 shares authorized:
     Common stock, $0.01 par value, 15,794,951 and 13,404,651
       shares issued and outstanding, respectively                                                 158                          134
Additional paid-in capital                                                                     197,250                      165,346
Distributions in excess of net income                                                          (32,374)                     (26,322)
                                                                                              --------                    ---------
     Total shareholders' equity                                                                165,087                      139,209
                                                                                              --------                     --------

     Total liabilities and shareholders' equity                                               $725,810                     $666,803
                                                                                              ========                     ========
====================================================================================================================================

See accompanying notes to financial statements.

                                                  PRIME RETAIL, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands, except per share information)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTHS ENDED MARCH 31
                                                                                       --------------------------------------
                                                                                               1997                     1996
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
Base rents                                                                                  $18,066                  $12,744
Percentage rents                                                                                669                      443
Tenant reimbursements                                                                         8,949                    6,139
Income from investment partnerships                                                              38                      441
Interest and other                                                                            2,440                    1,364
                                                                                            -------                  -------
     Total revenues                                                                          30,162                   21,131

EXPENSES
Property operating                                                                            6,633                    4,619
Real estate taxes                                                                             2,390                    1,473
Depreciation and amortization                                                                 6,328                    4,387
Corporate general and administrative                                                          1,350                      893
Interest                                                                                      9,169                    6,056
Other charges                                                                                   799                      646
                                                                                            -------                  -------
     Total expenses                                                                          26,669                   18,074
                                                                                            -------                  -------

INCOME BEFORE MINORITY INTERESTS                                                              3,493                    3,057

(Income) loss allocated to minority interests                                                (2,591)                   1,477
                                                                                            -------                  -------

NET INCOME                                                                                      902                    4,534
Income allocated to preferred shareholders                                                    3,093                    5,236
                                                                                            -------                  -------

NET LOSS APPLICABLE TO COMMON SHARES                                                       $ (2,191)                 $  (702)
                                                                                           ========                  =======

NET LOSS PER COMMON SHARE                                                                  $  (0.15)                 $ (0.24)
                                                                                           ========                  =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                   14,344                    2,875
                                                                                           ========                  =======

DISTRIBUTIONS DECLARED PER COMMON SHARE                                                    $  0.295                  $ 0.295
                                                                                           ========                  =======
=============================================================================================================================

See accompanying notes to financial statements.

                                                       PRIME RETAIL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                               -------------------------------------
                                                                                                       1997                   1996
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                         $    902                $ 4,534
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Income (loss) allocated to minority interests                                                   2,591                 (1,477)
      Depreciation and amortization                                                                   6,328                  4,387
      Amortization of deferred financing costs and
        interest rate protection contracts                                                              944                  1,112
      Equity earnings in excess of cash distributions
        from joint ventures                                                                             (38)                  (282)
      Provision for uncollectible accounts receivable                                                   253                    224
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                     (1,200)                 1,074
      Decrease in due from affiliates, net                                                              163                     44
      Increase in other assets                                                                       (1,675)                  (224)
      Increase in accrued interest                                                                       61                     87
      Decrease in accounts payable and other liabilities                                             (1,373)                  (260)
                                                                                                  ---------                -------
        Net cash provided by operating activities                                                     6,956                  9,219

INVESTING ACTIVITIES
Purchase of buildings and improvements                                                               (4,782)                (1,779)
Increase in property under development                                                               (5,107)                (9,969)
Acquisition of outlet centers                                                                       (37,658)                     -
                                                                                                   --------                -------
        Cash used in investing activities                                                           (47,547)               (11,748)

FINANCING ACTIVITIES
Net proceeds from issuance of common and preferred stock                                             31,930                      -
Proceeds from notes payable                                                                          58,215                    500
Principal repayments on notes payable                                                               (23,329)                  (434)
Deferred financing fees                                                                                (522)                (1,679)
Distributions and dividends paid                                                                     (6,954)                (6,084)
Distributions to minority interests                                                                  (2,591)                (2,112)
                                                                                                   --------                -------
        Net cash provided by (used in) financing activities                                          56,749                 (9,809)
                                                                                                   --------                --------
Increase (decrease) in cash and cash equivalents                                                     16,158                (12,338)
Cash and cash equivalents at beginning of period                                                      3,924                 14,927
                                                                                                   --------                -------
Cash and cash equivalents at end of period                                                          $20,082                $ 2,589
                                                                                                   ========                =======
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in thousands, except share and unit information)


NOTE 1 -- INTERIM FINANCIAL PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail's (the "Company") annual report on Form 10-K for the year ended December 31, 1996.

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


NOTE 2 -- RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 is expected to have no impact on the Company's primary and fully diluted earnings per share for the three months ended March 31, 1997 and 1996.

NOTE 3 -- MINORITY INTERESTS

Cash distributions and losses allocated to minority interests have reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $2,335 incurred during the three months ended March 31, 1997 that were allocable to minority interests were allocated to common shareholders. The cumulative amount of distributions and losses that were allocable to minority interests that were allocated to common shareholders at March 31, 1997 was $5,792. There were no distributions and losses allocable to minority interests which were allocated to common shareholders during the three months ended March 31, 1996.


NOTE 4 -- ACQUISITIONS

On February 7, 1997, the Company purchased an additional 20.0% partnership interest in Oxnard Factory Outlet from an unrelated third party for $334. As a result of this purchase, the Company owns a 50.0% equity interest in Oxnard Factory Outlet. The remaining 50.0% equity interest is owned by an affiliate of Fru-Con Projects, Inc.

On February 13, 1997, the Company acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls from an unrelated third party for an aggregate purchase price of $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller. The operating results of the Company for the three months ended March 31, 1997 include the results of these acquisitions effective with the closing on February 13, 1997.


NOTE 5 -- PUBLIC STOCK OFFERINGS

On February 20, 1997, the Company completed a public offering of its Common Stock and Series B Cumulative Participating Convertible Preferred Stock by issuing 2,080,000 shares at $12.50 per share and 175,800 shares at $22.75 per share, respectively (the "1997 Stock Offering"). In addition, on March 10, 1997, the underwriter of the 1997 Stock Offering exercised its overallotment option to purchase 310,300 shares of the Company's Common Stock at $12.50 per share. As a result of the 1997 Stock Offering, the Company received net proceeds of $31,930 that were used to (i) repay certain outstanding indebtedness aggregating $26,500, (ii) to fund development and construction activities, and (iii) for general corporate purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (Amounts in thousands, except share, unit and square foot information)


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

RESULTS OF OPERATIONS

GENERAL

The Company has grown by developing and acquiring factory outlet centers and expanding certain of its existing factory outlet centers. As summarized in TABLE 1, the Company's factory outlet portfolio consisted of twenty-four operating factory outlet centers totaling 6,138,000 square feet of gross leasable area ("GLA") at March 31, 1997, compared to seventeen operating factory outlet centers totaling 4,331,000 square feet of GLA at March 31, 1996.

The Company purchased three factory outlet centers during the first quarter of 1997, adding 358,000 square feet of GLA in the aggregate. During 1996, the Company opened two new factory outlet centers and nine expansions, and acquired two factory outlet centers, adding 1,449,000 square feet of GLA in the aggregate. Additionally, the Company purchased its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996 and now owns 100% of this factory outlet center with 533,000 square feet of GLA. The significant increase in the number of operating properties and total GLA at March 31, 1997 compared to the portfolio of properties at March 31, 1996, is collectively referred to as the "Portfolio Expansion".

TABLE 1 -- PORTFOLIO OF PROPERTIES AS OF MARCH 31, 1997

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       GRAND          GLA      PERCENTAGE
FACTORY OUTLET CENTER                                             PHASE         OPENING DATE    (SQ. FT.)      LEASED(12)
-----------------------------------------------------------------------------------------------------------------------------
Warehouse Row Factory Shops(1)(2)--Chattanooga, Tennessee             I        November 1989       95,000               94%
                                                                     II          August 1993       26,000               94
                                                                                                ---------             ----
                                                                                                  121,000               94

Oak Creek Factory Outlets(3)--Sedona, Arizona                         I          August 1990       82,000               99

San Marcos Factory Shops--San Marcos, Texas                           I          August 1990      177,000              100
                                                                     II          August 1991       67,000               96
                                                                    III          August 1993      117,000               98
                                                                   IIIB        November 1994       20,000               91
                                                                   IIIC        November 1995       35,000              100
                                                                                                ---------             ----
                                                                                                  416,000               98

The Factory Outlets at Post Falls(3)--Post Falls, Idaho               I            July 1991      111,000               84
                                                                     II            July 1992       68,000               95
                                                                                                ---------             ----
                                                                                                  179,000               88

Gulf Coast Factory Shops--Ellenton, Florida                           I         October 1991      187,000               98
                                                                     II          August 1993      123,000              100
                                                                    III         October 1996       30,000              100
                                                                                                ---------             ----
                                                                                                  340,000               99

Triangle Factory Shops--Raleigh-Durham, North Carolina                I         October 1991      181,000               95
                                                                     II            July 1996        6,000              100
                                                                                                ---------             ----
                                                                                                  187,000               95

Coral Isle Factory Shops--Naples/Marco Island, Florida                I        December 1991       94,000              100
                                                                     II        December 1992       32,000              100
                                                                                                ---------             ----
                                                                                                  126,000              100

Castle Rock Factory Shops--Castle Rock, Colorado                      I        November 1992      181,000              100
                                                                     II          August 1993       94,000               99
                                                                    III        November 1993       95,000              100
                                                                                                ---------             ----
                                                                                                  370,000              100

Bend Factory Outlets(3)--Bend Oregon                                  I        December 1992       97,000              100

Ohio Factory Shops--Jeffersonville, Ohio                              I            July 1993      186,000               99
                                                                     II        November 1993      100,000              100
                                                                    IIB        November 1994       13,000              100
                                                                   IIIA          August 1996       35,000               77
                                                                                                ---------             ----
                                                                                                  334,000               97

Gainesville Factory Shops--Gainesville, Texas                         I          August 1993      210,000               87
                                                                     II        November 1994      106,000               89
                                                                                                ---------             ----
                                                                                                  316,000               88

Nebraska Crossing Factory Shops--Gretna, Nebraska                     I         October 1993      192,000              90

Rocky Mountain Factory Stores(4)--Loveland, Colorado                  I             May 1994      139,000              100
                                                                     II        November 1994       50,000              100
                                                                    III             May 1995      114,000              100
                                                                     IV             May 1996       25,000              100
                                                                                                ---------             ----
                                                                                                  328,000              100

Oxnard Factory Outlet(5)--Oxnard, California                          I            June 1994      148,000               89

Grove City Factory Shops(6)--Grove City, Pennsylvania                 I          August 1994      235,000              100
                                                                     II        November 1994       95,000               99
                                                                    III        November 1995       85,000               99
                                                                     IV        November 1996      118,000               89
                                                                                                ---------             ----
                                                                                                  533,000               97

-----------------------------------------------------------------------------------------------------------------------------
                                                                                       GRAND          GLA      PERCENTAGE
FACTORY OUTLET CENTER                                             PHASE         OPENING DATE    (SQ. FT.)      LEASED(12)
-----------------------------------------------------------------------------------------------------------------------------
Huntley Factory Shops--Huntley, Illinois                              I          August 1994      192,000               87%
                                                                     II        November 1995       90,000               64
                                                                                                ---------             ----
                                                                                                  282,000               80

Florida Keys Factory Shops--Florida City, Florida                     I       September 1994      208,000               92

Indiana Factory Shops--Daleville, Indiana                             I        November 1994      208,000               94
                                                                    IIA        November 1996       26,000               35
                                                                                                ---------             ----
                                                                                                  234,000               87

Kansas City Factory Outlets(4)--Odessa, Missouri                      I            July 1995      191,000               99
                                                                     II        November 1996      105,000               50
                                                                                                ---------             ----
                                                                                                  296,000               81

Magnolia Bluff Factory Shops(7)--Darien, Georgia                      I            July 1995      238,000               89
                                                                    IIA        November 1995       56,000               69
                                                                    IIB            July 1996       21,000               66
                                                                                                ---------             ----
                                                                                                  315,000               84

Arizona Factory Shops(8)--Phoenix, Arizona                            I       September 1995      217,000               98
                                                                     II       September 1996      109,000               75
                                                                                                ---------             ----
                                                                                                  326,000               91

Gulfport Factory Shops(9)--Gulfport, Mississippi                      I        November 1995      228,000               98
                                                                    IIA        November 1996       40,000               64
                                                                                                ---------             ----
                                                                                                  268,000               93

Buckeye Factory Shops(10)--Burbank, Ohio                              I        November 1996      205,000               89

Carolina Factory Shops--Gaffney, South Carolina                       I        November 1996      235,000               77
                                                                                                ---------             ----

TOTAL FACTORY OUTLET CENTERS(11)                                                                6,138,000               92%
                                                                                                =========             ====
=============================================================================================================================

Notes:
(1) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. Ford Motor Credit Company holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property.
(2) Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet of GLA is not included in this table and such space was 100% leased as of March 31, 1997.
(3) The Company acquired this factory outlet center on February 13, 1997 from an unrelated third party.
(4) The Company acquired this factory outlet center on November 1, 1996 from an unrelated third party.
(5) On February 7, 1997, the Company purchased an additional 20% partnership interest from a joint venture partner which increased the Company's ownership interest to 50%.
(6) On November 1, 1996, the Company purchased its joint venture partner's 50% partnership interest in Grove City Factory Shops Partnership and now owns 100% of this factory outlet center.
(7) The Company operates this property pursuant to a long-term lease under which it receives the economic benefit of a 100% ownership interest.
(8) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(9) The real property on which this outlet center is located is subject to a long-term ground lease. The Company receives the economic benefit of a 100% ownership interest.
(10) The Company owns 75% of this factory outlet center in a joint venture partnership with an unrelated third party.
(11) The Company also owns three community centers containing 424,000 square feet of GLA in the aggregate that were 95% leased as of March 31, 1997.
(12) Fully executed leases as of March 31, 1997 as a percent of square feet of GLA.

COMPARISON  OF THE THREE  MONTHS  ENDED MARCH 31, 1997
TO THE THREE MONTHS ENDED MARCH 31, 1996

Summary

For the three months ended March 31, 1997, the Company reported net income of $902 on total revenues of $30,162. For the three months ended March 31, 1997, the net loss applicable to common shareholders was $2,191 or $0.15 per common share. For the three months ended March 31, 1996, the Company reported net income of $4,534 on total revenues of $21,131. For the same period, the net loss applicable to common shareholders was $702, or $0.24 per common share.

Revenues

Total revenues were $30,162 for the three months ended March 31, 1997 compared to $21,131 for the three months ended March 31, 1996, an increase of $9,031, or 42.7%. Base rents increased $5,322, or 41.8%, in 1997 compared to 1996. These increases are primarily due to the Portfolio Expansion. Straight-line rents (included in base rents) were $125 and $156 for the three months ended March 31, 1997 and 1996, respectively. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $2,810, or 45.8%, during the three months ended March 31, 1997 over the same period in 1996. These increases were primarily due to the Portfolio Expansion.

Income from investment partnerships decreased by $403 for the three months ended March 31, 1997, or 91.4%, to $38 compared to $441 for the same period in 1996. This decrease reflects the Company's purchase of its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996. As a result of its acquisition, the Company owns 100.0% of this factory outlet center and, therefore, commencing November 1, 1996, its operations are included in the consolidated results of the Company. Prior to November 1, 1996, the Company accounted for its interest under the equity method of accounting. The decrease in income from investment partnerships in 1997 compared to 1996 was offset, in part, by the openings of Arizona Factory Shops (Phase II--September 1996) and Buckeye Factory Shops (Phase I--November
1996).

Interest and other income increased by $1,076, or 78.9%, to $2,440 during the three months ended March 31, 1997 as compared to $1,364 for the three months ended March 31, 1996. The increase reflects higher interest income, temporary tenant income, municipal assistance income, property development and construction management fees and ancillary income of $828, $143, $101, $90 and $5, respectively, partially offset by reduced lease termination income of $91.

Expenses

Property operating expenses increased by $2,014, or 43.6%, to $6,633 for the three months ended March 31, 1997 compared to $4,619 for the same period in 1996. Real estate taxes increased by $917, or 62.3%, to $2,390 for the three months ended March 31, 1997, from $1,473 in the same period for 1996. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense increased by $1,941, or 44.2%, to $6,328 for the three months ended March 31, 1997, compared to $4,387 for 1996. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 2 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                           THREE MONTHS
                                                           ENDED MARCH 31
                                                     ---------------------------
                                                          1997           1996
--------------------------------------------------------------------------------
Building and improvements                               $3,258         $2,228
Land improvements                                          627            479
Tenant improvements                                      1,827          1,106
Furniture and fixtures                                     202            156
Leasing commissions(1)                                     414            418
                                                        ------         ------
       Total                                            $6,328         $4,387
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

TABLE 3 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                           THREE MONTHS
                                                           ENDED MARCH 31
                                                     ---------------------------
                                                          1997           1996
--------------------------------------------------------------------------------
Interest incurred                                       $9,109         $5,641
Interest capitalized                                      (845)          (613)
Interest earned on interest
  rate protection contracts                                (39)           (84)
Amortization of deferred financing costs                   608            793
Amortization of interest rate protection contracts         336            319
                                                        ------         ------
       Total                                            $9,169         $6,056
                                                        ======         ======
================================================================================

As shown in TABLE 3, interest expense for the three months ended March 31, 1997 increased by $3,113, or 51.4%, to $9,169 compared to $6,056 for the same period in 1996. This increase reflects higher interest incurred of $3,468, an increase in amortization of interest rate protection contracts of $17 and a reduction in interest earned on interest rate protection contracts of $45, partially offset by a decrease in amortization of deferred financing costs of $185 and an increase in the amount of interest capitalized in connection with development projects of $232.

The increase in interest incurred is primarily attributable to an increase of approximately $213,379 in the Company's average debt outstanding during the three months ended March 31, 1997 compared to the same period in 1996. The weighted average interest rates were 7.12% and 7.97% for the 1997 and 1996 periods, respectively.

Other charges increased by $153, or 23.7%, to $799. This increase reflects higher marketing costs of $84, a higher provision for uncollectible accounts receivable of $30 and other miscellaneous charges of $39.

In connection with re-leasing space to new merchants, the Company incurred $235 and $19 in capital expenditures during the three months ended March 31, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH

For the three months ended March 31, 1997, net cash provided by operating activities was $6,956. Cash used in investing activities was $47,547 for the three months ended March 31, 1997. The primary use of these funds was for costs associated with the completion of factory outlet centers and expansions opened during 1996, costs associated with the acquisition of three factory outlet centers, costs incurred for the purchase of an additional 20% equity interest in a factory outlet center, and costs for pre-development activities associated with future development. Net cash provided by financing activities was $56,749 for the three months ended March 31, 1997. The principal sources of these funds were the proceeds from new borrowings and the Company's public offering of certain stock. Such proceeds were offset by principal repayments on notes payable of $23,329, distributions to minority interests (including distributions to the limited partner unit holders) of $2,591, and preferred and common stock distributions of $6,954.

SOURCES AND USES OF CASH -- 1997 PUBLIC OFFERING OF COMMON
STOCK AND CONVERTIBLE PREFERRED STOCK

On February 20, 1997, the Company completed a public offering (the "1997 Stock Offering") by issuing 2,080,000 shares of its Common Stock at $12.50 per share and 175,800 shares of its Convertible Preferred Stock at $22.75 per share. In addition, on March 10, 1997, the underwriter of the 1997 Stock Offering exercised its overallotment option to purchase 310,300 shares of the Company's Common Stock at $12.50 per share. As a result of the 1997 Stock Offering, the Company received net proceeds of $31,930 that were used to (i) repay certain outstanding indebtedness aggregating $26,500, (ii) to fund development and construction activities, and (iii) for general corporate purposes.

On January 10, 1997, the Company filed a Form S-3 Registration Statement (the "Shelf Registration") with the Securities and Exchange Commission to register $100,000 of the Company's equity securities. As a result of the 1997 Stock Offering, as of March 31, 1997, the Company had $66,122 of availability under the Shelf Registration. From time to time, the Company will consider issuing additional securities under such Shelf Registration for the development or acquisition of additional properties, the expansion and improvement of existing properties, and for general corporate purposes.

SOURCES AND USES OF CASH -- PROPERTY ACQUISITIONS

On February 7, 1997, the Company purchased an additional 20.0% partnership interest in Oxnard Factory Outlet from an unrelated third party for $334. As a result of this purchase, the Company owns a 50.0% equity interest in Oxnard Factory Outlet. The remaining 50.0% equity interest is owned by an affiliate of Fru-Con Projects, Inc.

On February 13, 1997, the Company acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls from an unrelated third party for an aggregate purchase price of $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller. The operating results of the Company for the three months ended March 31, 1997 include the results of these acquisitions effective with the closing on February 13, 1997.

Oak Creek Factory Outlets is located in Sedona, Arizona, which is north of Phoenix and south of the Grand Canyon. Oak Creek Factory Outlets contains approximately 82,000 square feet of GLA and was 92.8% occupied at March 31, 1997. Bend Factory Outlets is located in Bend, Oregon, which is east of Eugene, Oregon and southeast of Portland. Bend Factory Outlets contains approximately 97,000 square feet of GLA and was 100.0% occupied at March 31, 1997. Factory Outlets at Post Falls is located in Post Falls, Idaho, which is 30 miles east of Spokane, Washington. Factory Outlets at Post Falls contains approximately 179,000 square feet of GLA and was 88.0% occupied at March 31, 1997.

During 1997, the Company will continue to explore acquisitions of factory outlet centers in the United States as well as consider possible strategic acquisitions of other assets in the retail sector. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

PLANNED DEVELOPMENT

Management believes that there is sufficient demand for continued development of new factory outlet centers and the expansion of certain existing factory outlet centers. The Company expects to open approximately 250,000 square feet of GLA during 1997 in connection with planned expansions of existing factory outlet centers. At March 31, 1997, the remaining budgeted capital expenditures for these expansions aggregated approximately $27,000, while anticipated capital expenditures related to the completion of new factory outlet centers and expansions opened during the year ended December 31, 1996 (aggregating 930,000 square feet of GLA) approximated $10,200.

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

DEBT REPAYMENTS AND PREFERRED STOCK DISTRIBUTIONS AND DIVIDENDS

The Company's aggregate indebtedness was $534,409 and $499,523 at March 31, 1997 and December 31, 1996, respectively. At March 31, 1997, such indebtedness had a weighted average maturity of 6.8 years and bore interest at a weighted average interest rate of 7.02% per annum. At March 31, 1997, $58,317, or 10.9%, of such indebtedness bore interest at fixed rates and $476,092, or 89.1%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates.

At March 31, 1997, the Company held interest rate protection contracts on $28,250 of floating rate tax-exempt indebtedness and $357,985 of other floating rate indebtedness (or approximately 81.1% of its total floating rate indebtedness). These contracts expire in 1999 and 1998, respectively. In addition, the Company held additional interest rate protection contracts on $43,900 of the $357,985 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates.

The Company's ratio of debt to total market capitalization at March 31, 1997 (defined as total debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Stock, assuming the full exchange of Common Units into Common Stock; (b) the aggregate market value of the outstanding shares of Convertible Preferred Stock; (c) the aggregate liquidation preference of the Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") at $25.00 per share; and (d) the total debt of the Company) was 54.7%.

The Company is obligated to repay $25,433 of mortgage indebtedness during the remainder of 1997 and $38,655 in 1998. Annualized cumulative dividends on the Company's Senior Preferred Stock and Convertible Preferred Stock after the 1997 Stock Offering are $6,037 and $6,336, respectively. These dividends are payable quarterly, in arrears.

The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources, including proceeds from the 1997 Stock Offering and the potential sale of common or preferred equity in the public or private capital markets, will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year.

ECONOMIC CONDITIONS

Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At March 31, 1997, the Company maintained interest rate protection contracts to protect against significant increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Distributions and Dividends").

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

TABLE 4 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO as calculated under the New Definition and the Old Definition for the three months ended March 31, 1997 and 1996. FFO (New Definition) increased $2,638, or 34.6%, to $10,252 for the three months ended March 31, 1997 from $7,614 for the three months ended March 31, 1996. FFO (Old Definition) increased $2,341, or 26.3%, to $11,255 for the three months ended March 31, 1997 from $8,914 for the three months ended March 31, 1996. These increases are primarily attributable to the Portfolio Expansion, including the effect of the acquisition of certain properties in November 1996 and February 1997.

TABLE 4 -- FUNDS FROM OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
                                                                                   THREE MONTHS ENDED MARCH 31
------------------------------------------------------------------------------------------------------------------------------
                                                                            1997        1996                1997         1996
                                                                  ------------------------------------------------------------
                                                                           (Old Definition)                  (New Definition)
Income before allocations to minority interests and
  preferred shareholders                                                 $ 3,493      $3,057             $ 3,493       $3,057
FFO adjustments:
  Depreciation and amortization                                            6,328       4,387               6,274        4,231
  Amortization of deferred financing costs and
    interest rate protection contracts                                       944       1,112                   -            -
  Unconsolidated joint venture adjustments                                   490         358                 485          326
                                                                         -------     -------             -------      -------
FFO before allocations to minority interests and
  preferred shareholders                                                 $11,255      $8,914             $10,252       $7,614
                                                                         =======      ======             =======       ======
==============================================================================================================================

PART II:  OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS OR REPORTS ON FORM 8-K

                  (a)      The following exhibit is included in this Form 10-Q:

                           Exhibit 12.1 -- Ratio of Earnings to Fixed Charges and Preferred Stock Distributions and Dividends

                  (b)      Reports on Form 8-K:

                           On January 30, 1997, the Company filed a Current Report on Form 8-K/A-2, dated November 1, 1996, reporting that the Company closed a $428.3 million loan refinancing, purchased two factory outlet centers and purchased the remaining interest in Grove City Factory Shops. Pro forma consolidated financial statements of the Company and audited statements of revenue and certain expenses of the acquired properties were filed with this Form 8-K/A-2.

                           On January 30, 1997, the Company filed a Current Report on Form 8-K, dated January 30, 1997, reporting its operating results for the fourth quarter and year ended December 31, 1996. No financial statements were included.

                           On February  13,  1997,  the Company  filed a Current
                           Report on Form 8-K, dated February 13, 1997, reporting that the Company purchased three factory outlet centers and an additional 20.0% interest in Oxnard Factory Outlet. No financial statements were included.

                           On February 14, 1997, the Company filed a Current Report on Form 8-K, dated February 14, 1997, which included certain documents relating to the Company's Registration Statement on Form S-3 (File No. 333-19505). No financial statements were included.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                        PRIME RETAIL, INC.
                                                        Registrant



Date: May 14, 1997                                  /s/ Abraham Rosenthal
      --------------------------------              ----------------------
                                                    Abraham Rosenthal
                                                    Chief Executive Officer





Date: May 14, 1997                                  /s/ Robert P. Mulreaney
      --------------------------------              ----------------------
                                                    Robert P. Mulreaney
                                                    Executive Vice President,
                                                      Chief Financial Officer
                                                      and Treasurer