Form 10-Q
period 1997-06-30
PRIME RETAIL INC
filed 1997-07-29
CIK 911708

United States

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ______ to _______.

                         Commission file number 0-23616

                               PRIME RETAIL, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Maryland                                     52-1836258
-------------------------------------      -------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                              100 East Pratt Street
                                Nineteenth Floor
                            Baltimore, Maryland 21202
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (410) 234-0782
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address, or former fiscal year, if changed since last report)

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

As of July 25, 1997, the issuer had outstanding 15,794,951 shares of Common Stock, $.01 par value per share.

                               PRIME RETAIL, INC.
                                    FORM 10-Q


                                      INDEX



                                                                           PAGE

PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     Consolidated Balance Sheets as of June 30, 1997 and
     December 31, 1996.                                                       1

     Consolidated Statements of Operations for the three and
     six months ended June 30, 1997 and 1996.                                 2
     Consolidated Statements of Cash Flows for the six months
     ended June 30, 1997 and 1996.                                            3

     Notes to the Consolidated Financial Statements                           4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                               6


PART II:  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                 18
ITEM 2.    CHANGES IN SECURITIES                                             18
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   18
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18
ITEM 5.    OTHER INFORMATION                                                 18
ITEM 6.    EXHIBITS OR REPORTS ON FORM 8-K                                   18

SIGNATURES                                                                   19

PART I:  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                               PRIME RETAIL, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           JUNE 30, 1997           December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Investment in rental property:
     Land                                                                                     $ 51,291                     $ 44,731
     Buildings and improvements                                                                608,264                      570,761
     Property under development                                                                 39,220                       20,900
     Furniture and equipment                                                                     4,844                        4,367
                                                                                            -----------                   ----------
                                                                                               703,619                      640,759
     Accumulated depreciation                                                                  (69,001)                     (57,674)
                                                                                            -----------                   ----------
                                                                                               634,618                      583,085
Cash and cash equivalents                                                                          985                        3,924
Restricted cash                                                                                 47,346                       45,127
Accounts receivable, net                                                                         7,424                        6,096
Deferred charges, net                                                                           18,906                       20,841
Due from affiliates, net                                                                         1,313                        1,549
Investment in partnerships                                                                       5,729                        5,625
Other assets                                                                                     1,231                          556
                                                                                            -----------                  -----------
     Total assets                                                                             $717,552                     $666,803
                                                                                            ===========                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Bonds payable                                                                                 $ 32,900                     $ 32,900
Notes payable                                                                                  501,539                      466,623
Accrued interest                                                                                 3,584                        3,640
Real estate taxes payable                                                                        4,944                        2,138
Construction costs payable                                                                       1,402                        3,047
Accounts payable and other liabilities                                                          15,114                       19,246
                                                                                            -----------                  ----------
     Total liabilities                                                                         559,483                      527,594

Shareholders' equity:
Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
       par value (liquidation preference of $57,500), 2,300,000
       shares issued and outstanding                                                                23                           23
     8.5% Series B Cumulative  Participating  Convertible Preferred Stock, $0.01
       par value (liquidation preference of $74,545 and $70,150,  respectively),
       2,981,800 and 2,806,000 shares
       issued and outstanding, respectively                                                         30                           28
Shares of common stock, 75,000,000 shares authorized:
     Common stock, $0.01 par value, 15,794,951 and 13,404,651
       shares issued and outstanding, respectively                                                 158                          134
Additional paid-in capital                                                                     197,074                      165,346
Distributions in excess of net income                                                          (39,216)                     (26,322)
                                                                                            -----------                  -----------
     Total shareholders' equity                                                                158,069                      139,209
                                                                                            -----------                  -----------

     Total liabilities and shareholders' equity                                               $717,552                     $666,803
                                                                                            ===========                  ===========
====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 THREE MONTHS                    SIX MONTHS
                                                                                ENDED JUNE 30                  ENDED JUNE 30
                                                                          --------------------------     ---------------------------
                                                                                  1997         1996               1997         1996
------------------------------------------------------------------------------------------------------------------------------------

REVENUES
Base rents                                                                     $19,006      $12,786            $37,072      $25,530
Percentage rents                                                                   721          368              1,390          811
Tenant reimbursements                                                            8,969        5,895             17,918       12,034
Income (loss) from investment partnerships                                         (98)         168                (60)         609
Interest and other                                                               2,615          933              5,055        2,297
                                                                               -------      -------            -------      -------
     Total revenues                                                             31,213       20,150             61,375       41,281

EXPENSES
Property operating                                                               7,022        4,796             13,655        9,415
Real estate taxes                                                                2,399        1,012              4,789        2,485
Depreciation and amortization                                                    6,543        4,612             12,871        8,999
Corporate general and administrative                                             1,269          966              2,619        1,859
Interest                                                                         9,703        6,148             18,872       12,204
Other charges                                                                      694        6,566              1,493        7,212
                                                                               -------      -------            -------      -------
     Total expenses                                                             27,630       24,100             54,299       42,174
                                                                               -------      -------            -------      -------
INCOME (LOSS) BEFORE MINORITY INTERESTS AND
     EXTRAORDINARY ITEM                                                          3,583       (3,950)             7,076         (893)

(Income) loss allocated to minority interests                                   (2,672)       4,993             (5,263)       6,470
                                                                               -------      -------            -------      -------
INCOME BEFORE EXTRAORDINARY ITEM                                                   911        1,043              1,813        5,577
Extraordinary item - loss on early extinguishment of
     debt, net of minority interests of $3,263                                      -        (1,017)                -        (1,017)
                                                                               -------      -------            -------      -------
NET INCOME                                                                         911           26              1,813        4,560
Income allocated to preferred shareholders                                       3,093        3,000              6,186        8,236
                                                                               -------      -------            -------      -------
NET LOSS APPLICABLE TO COMMON SHARES                                          $ (2,182)    $ (2,974)          $ (4,373)    $ (3,676)
                                                                               =======      =======            =======      =======

PER COMMON SHARE:
     Loss before extraordinary item                                           $  (0.14)    $  (0.62)          $  (0.29)    $  (0.88)
     Extraordinary item                                                            -          (0.32)               -          (0.34)
                                                                                -------      -------            -------      -------
     Net loss                                                                 $  (0.14)    $  (0.94)          $  (0.29)    $  (1.22)
                                                                                =======      =======            =======      =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                      15,795        3,171             15,073        3,023
                                                                                =======      =======            =======      ======

DISTRIBUTIONS DECLARED PER COMMON SHARE                                       $  0.295     $  0.295           $  0.590     $  0.735
                                                                                =======      =======            =======     ========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                               ----------------------------------
                                                                                                        1997                1996
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                         $   1,813             $ 4,560
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income (loss) allocated to minority interests                                                    5,263              (6,470)
      Extraordinary loss for early retirement of debt                                                      -               1,017
      Write-off of financing costs                                                                         -               6,131
      Gains on sale of outlots                                                                          (598)                  -
      Depreciation and amortization                                                                   12,871               8,999
      Amortization of deferred financing costs and
        interest rate protection contracts                                                             1,925               2,250
      Cash distributions in excess of equity earnings
        from joint ventures                                                                              480                  79
      Provision for uncollectible accounts receivable                                                    475                 281
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                      (1,803)              1,882
      (Increase) decrease in due from affiliates, net                                                    236                (104)
      Increase in other assets                                                                        (2,939)               (863)
      Increase (decrease) in accrued interest                                                            (56)                122
      Increase (decrease) in accounts payable and other liabilities                                   (1,410)              1,701
                                                                                                     --------             -------
        Net cash provided by operating activities                                                     16,257              19,585

INVESTING ACTIVITIES
Proceeds from sale of outlots                                                                            900                   -
Purchase of buildings and improvements                                                                (9,124)             (3,704)
Increase in property under development                                                               (19,157)            (20,235)
Deferred leasing commissions                                                                               -                 (21)
Acquisition of outlet centers                                                                        (37,658)                 -
                                                                                                     --------             -------
        Net cash used in investing activities                                                        (65,039)            (23,960)

FINANCING ACTIVITIES
Net proceeds from issuance of common and preferred stock                                              31,754                   -
Proceeds from notes payable                                                                           66,633              14,700
Principal repayments on notes payable                                                                (31,717)             (1,877)
Deferred financing costs                                                                                (857)             (2,873)
Distributions and dividends paid                                                                     (14,707)            (12,170)
Distributions to minority interests                                                                   (5,263)             (4,292)
                                                                                                     --------             -------
        Net cash provided by (used in) financing activities                                           45,843              (6,512)
                                                                                                     --------             -------
Decrease in cash and cash equivalents                                                                 (2,939)            (10,887)
Cash and cash equivalents at beginning of period                                                       3,924              14,927
                                                                                                     --------             -------
Cash and cash equivalents at end of period                                                         $     985             $ 4,040
                                                                                                     ========             =======
=================================================================================================================================

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


NOTE 2 -- RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The adoption of SFAS No. 128 is expected to have no impact on the Company's primary and fully diluted earnings per share for the three and six months ended June 30, 1997 and 1996.

NOTE 3 -- MINORITY INTERESTS

Cash distributions and losses allocated to minority interests have reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $4,674 incurred during the six months ended June 30, 1997 that were allocable to minority interests were allocated to common shareholders. The cumulative amount of distributions and losses that were allocable to minority interests that were allocated to common shareholders at June 30, 1997 was $8,131. There were no distributions and losses allocable to minority interests which were allocated to common shareholders during the six months ended June 30, 1996.


NOTE 4 -- ACQUISITIONS

On February 7, 1997, the Company purchased an additional 20.0% partnership interest in Oxnard Factory Outlet from an unrelated third party for $334. As a result of this purchase, the Company owns a 50.0% equity interest in Oxnard Factory Outlet. The remaining 50.0% equity interest is owned by an affiliate of Fru-Con Projects, Inc.

On February 13, 1997, the Company acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls from an unrelated third party for an aggregate purchase price of $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller. The operating results of the Company for 1997 include the results of these acquisitions effective with the closing on February 13, 1997.


NOTE 5 -- PUBLIC STOCK OFFERINGS

In February and March 1997, the Company completed a public offering of 2,390,300 shares of its Common Stock at $12.50 per share and 175,800 shares of its Series B Cumulative Participating Convertible Preferred Stock at $22.75 per share (the "1997 Stock Offering"). As a result of the 1997 Stock Offering, the Company received net proceeds of $31,930 that were used (i) to repay certain outstanding indebtedness aggregating $26,500, (ii) to fund development and construction activities, and (iii) for general corporate purposes.


NOTE 6 -- DISTRIBUTIONS

On June 26, 1996, the Company's Board of Directors approved a special cash distribution on its Common Stock of $0.145 per common share, payable to holders of record on June 27, 1996. Such distribution is included in the distributions disclosed in the Consolidated Statement of Operations.

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

CAUTIONARY STATEMENTS

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned development activities; risks related to the retail industry in which the Company's factory outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; risks associated with the Company's property acquisition activities, such as the uncertainty as to whether these transactions may be completed and the lack of predictability with respect to the financial returns; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties.

RESULTS OF OPERATIONS

GENERAL

The Company has grown by developing and acquiring factory outlet centers and expanding certain of its existing factory outlet centers. As summarized in TABLE 1, the Company's factory outlet portfolio consisted of twenty-four operating factory outlet centers totaling 6,138,000 square feet of gross leasable area ("GLA") at June 30, 1997, compared to seventeen factory outlet centers totaling 4,331,000 square feet of GLA at June 30, 1996.

The Company purchased three factory outlet centers during the first quarter of 1997, adding 358,000 square feet of GLA in the aggregate. During 1996, the Company opened two new factory outlet centers and nine expansions, and acquired two factory outlet centers, adding 1,449,000 square feet of GLA in the aggregate. Additionally, the Company purchased its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996 and now owns 100% of this factory outlet center with 533,000 square feet of GLA. The significant increase in the number of operating properties and total GLA at June 30, 1997 compared to the portfolio of properties at June 30, 1996, is collectively referred to as the "Portfolio Expansion".

TABLE 1 -- PORTFOLIO OF PROPERTIES AS OF JUNE 30, 1997

-------------------------------------------------------------------------------------------------------------------------
                                                                                       GRAND          GLA      PERCENTAGE
FACTORY OUTLET CENTER                                             PHASE         OPENING DATE    (SQ. FT.)      LEASED(12)
-------------------------------------------------------------------------------------------------------------------------

Warehouse Row Factory Shops(1)(2)--Chattanooga, Tennessee             I         November 1989       95,000            92%
                                                                     II           August 1993       26,000            94
                                                                                                   -------          -----
                                                                                                   121,000            92


Oak Creek Factory Outlets(3)--Sedona, Arizona                         I           August 1990       82,000            99

San Marcos Factory Shops--San Marcos, Texas                           I           August 1990      177,000           100
                                                                     II           August 1991       67,000           100
                                                                    III           August 1993      117,000           100
                                                                   IIIB         November 1994       20,000            91
                                                                   IIIC         November 1995       35,000           100
                                                                                                   -------          -----
                                                                                                   416,000           100

The Factory Outlets at Post Falls(3)--Post Falls, Idaho               I             July 1991      111,000            88
                                                                     II             July 1992       68,000            89
                                                                                                   -------          -----
                                                                                                   179,000            88

Gulf Coast Factory Shops--Ellenton, Florida                           I          October 1991      187,000            99
                                                                     II           August 1993      123,000            99
                                                                    III          October 1996       30,000           100
                                                                                                   -------          -----
                                                                                                   340,000            99

Triangle Factory Shops--Raleigh-Durham, North Carolina                I          October 1991      181,000            99
                                                                     II             July 1996        6,000           100
                                                                                                   -------          -----
                                                                                                   187,000            99

Coral Isle Factory Shops--Naples/Marco Island, Florida                I         December 1991       94,000            98
                                                                     II         December 1992       32,000           100
                                                                                                   -------          -----
                                                                                                   126,000            99

Castle Rock Factory Shops--Castle Rock, Colorado                      I         November 1992      181,000           100
                                                                     II           August 1993       94,000            99
                                                                    III         November 1993       95,000           100
                                                                                                   -------          -----
                                                                                                   370,000           100

Bend Factory Outlets(3)--Bend Oregon                                  I         December 1992       97,000           100

Ohio Factory Shops--Jeffersonville, Ohio                              I             July 1993      186,000            99
                                                                     II         November 1993      100,000           100
                                                                    IIB         November 1994       13,000           100
                                                                   IIIA           August 1996       35,000           100
                                                                                                   -------          -----
                                                                                                   334,000            99

Gainesville Factory Shops--Gainesville, Texas                         I           August 1993      210,000            92
                                                                     II         November 1994      106,000            89
                                                                                                   -------          -----
                                                                                                   316,000            91

Nebraska Crossing Factory Shops--Gretna, Nebraska                     I          October 1993      192,000            92

Rocky Mountain Factory Stores(4)--Loveland, Colorado                  I              May 1994      139,000           100
                                                                     II         November 1994       50,000           100
                                                                    III              May 1995      114,000           100
                                                                     IV              May 1996       25,000           100
                                                                                                   -------          -----
                                                                                                   328,000           100

Oxnard Factory Outlet(5)--Oxnard, California                          I             June 1994      148,000            90

Grove City Factory Shops(6)--Grove City, Pennsylvania                 I           August 1994      235,000           100
                                                                     II         November 1994       95,000           100
                                                                    III         November 1995       85,000            99
                                                                     IV         November 1996      118,000            97
                                                                                                   -------          -----
                                                                                                  533,000             99

-------------------------------------------------------------------------------------------------------------------------
                                                                                       GRAND          GLA      PERCENTAGE
FACTORY OUTLET CENTER                                             PHASE         OPENING DATE    (SQ. FT.)      LEASED(12)
-------------------------------------------------------------------------------------------------------------------------
Huntley Factory Shops--Huntley, Illinois                              I           August 1994     192,000             90%
                                                                     II         November 1995      90,000             71
                                                                                                  -------           -----
                                                                                                  282,000             84

Florida Keys Factory Shops--Florida City, Florida                     I        September 1994     208,000             98

Indiana Factory Shops--Daleville, Indiana                             I         November 1994     208,000             97
                                                                    IIA         November 1996      26,000             35
                                                                                                  -------           -----
                                                                                                  234,000             90


Kansas City Factory Outlets(4)--Odessa, Missouri                      I             July 1995     191,000             98
                                                                     II         November 1996     105,000             67
                                                                                                  -------           -----
                                                                                                  296,000             87

Magnolia Bluff Factory Shops(7)--Darien, Georgia                      I             July 1995     238,000             86
                                                                    IIA         November 1995      56,000             69
                                                                    IIB             July 1996      21,000             66
                                                                                                  -------           -----
                                                                                                  315,000             82

Arizona Factory Shops(8)--Phoenix, Arizona                            I        September 1995     217,000             96
                                                                     II        September 1996     109,000             82
                                                                                                  -------           -----
                                                                                                  326,000             91

Gulfport Factory Shops(9)--Gulfport, Mississippi                      I         November 1995     228,000             99
                                                                    IIA         November 1996      40,000             85
                                                                                                  -------           -----
                                                                                                  268,000             97

Buckeye Factory Shops(10)--Burbank, Ohio                              I         November 1996     205,000             94

Carolina Factory Shops--Gaffney, South Carolina                       I         November 1996     235,000             91
                                                                                                  -------           -----
TOTAL FACTORY OUTLET CENTER PORTFOLIO(11)                                                       6,138,000             94%
                                                                                                =========          ======
=========================================================================================================================

Notes:
(1) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property.
(2) Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet of GLA is not included in this table and such space was 100% leased as of June 30, 1997.
(3) The Company acquired this factory outlet center on February 13, 1997 from an unrelated third party.
(4) The Company acquired this factory outlet center on November 1, 1996 from an unrelated third party.
(5) On February 7, 1997, the Company purchased an additional 20% partnership interest from a joint venture partner which increased the Company's ownership interest to 50%.
(6) On November 1, 1996, the Company purchased its joint venture partner's 50% partnership interest in Grove City Factory Shops Partnership and now owns 100% of this factory outlet center.
(7) The Company operates this property pursuant to a long-term lease under which it receives the economic benefit of a 100% ownership interest.
(8) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(9) The real property on which this outlet center is located is subject to a long-term ground lease. The Company receives the economic benefit of a 100% ownership interest.
(10) The Company owns 75% of this factory outlet center in a joint venture partnership with an unrelated third party.
(11) The Company also owns three community centers containing 424,000 square feet of GLA in the aggregate that were 96% leased as of June 30, 1997.
(12) Fully executed leases as of June 30, 1997 as a percent of square feet of GLA.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

Summary

For the three months ended June 30, 1997, the Company reported net income of $911 on total revenues of $31,213. For the three months ended June 30, 1997, the net loss applicable to common shareholders was $2,182 or $0.14 per common share.

For the three months ended June 30, 1996, the Company reported net income of $26 on total revenues of $20,150. These results include a nonrecurring charge (the "Nonrecurring Charge") and extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996. For the three months ended June 30, 1996, the net loss applicable to common shareholders was $2,974 or $0.94 per common share.

Revenues

Total revenues were $31,213 for the three months ended June 30, 1997 compared to $20,150 for the three months ended June 30, 1996, an increase of $11,063, or 54.9%. Base rents increased $6,220, or 48.6%, in the second quarter of 1997 compared to the second quarter of 1996. These increases are primarily due to the Portfolio Expansion. Straight-line rents (included in base rents) were $127 and $99 for the three months ended June 30, 1997 and 1996, respectively. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $3,074, or 52.1 %, during the three months ended June 30, 1997 over the same period in 1996. These increases were primarily due to the Portfolio Expansion.

Income (loss) from investment partnerships decreased by $266, or 158.3%, for the three months ended June 30, 1997 to $(98) from $168 for the same period in 1996. This decrease reflects the Company's purchase of its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996. As a result of this acquisition, the Company owns 100.0% of this factory outlet center and, therefore, commencing November 1, 1996, its operations are included in the consolidated results of the Company. Prior to November 1, 1996, the Company accounted for its interest in Grove City Factory Shops under the equity method of accounting. The decrease also reflects the Company's share of a loss incurred by Buckeye Factory Shops of $152 for the three months ended June 30, 1997. The decrease in income (loss) from investment partnerships during the second quarter of 1997 compared to the second quarter of 1996 was offset, in part, by the opening of Arizona Factory Shops (Phase II--September 1996).

Interest and other income increased by $1,682, or 180.3%, to $2,615 during the three months ended June 30, 1997 as compared to $933 for the three months ended June 30, 1996. The increase reflects increases in interest income of $752, gains on outlot sales of $598, temporary tenant income of $172, lease buy-out and late fee income of $168, municipal assistance income of $140, and ancillary income of $24, partially offset by reduced property development and construction management fees of $172. The increase in interest income was primarily due to interest earnings on the Company's $40,000 expansion loan escrow account included in restricted cash.

Expenses

Property operating expenses increased by $2,226, or 46.4%, to $7,022 for the three months ended June 30, 1997 compared to $4,796 for the same period in 1996. Real estate taxes increased by $1,387, or 137.1%, to $2,399 for the three months ended June 30, 1997, from $1,012 in the same period for 1996. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense increased by $1,931, or 41.9%, to $6,543 for the three months ended June 30, 1997, compared to $4,612 for 1996. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 2 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

-------------------------------------------------------------------------------
                                                          THREE MONTHS ENDED
                                                                 JUNE 30
                                                    ---------------------------
                                                            1997           1996
-------------------------------------------------------------------------------
Building and improvements                                 $3,450         $2,226
Land improvements                                            727            474
Tenant improvements                                        1,649          1,248
Furniture and fixtures                                       200            160
Leasing commissions(1)                                       517            504
                                                         -------        -------
       Total                                              $6,543         $4,612
                                                         =======        =======
===============================================================================
Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the
     amortization  of  leasing   commissions  is  reported  as  a  component  of
     depreciation and amortization expense.

TABLE 3 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

-------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                                  JUNE 30
                                                     --------------------------
                                                            1997           1996
-------------------------------------------------------------------------------
Interest incurred                                         $9,721         $5,753
Interest capitalized                                        (975)          (705)
Interest earned on interest rate protection contracts        (24)           (38)
Amortization of deferred financing costs                     622            819
Amortization of interest rate protection contracts           359            319
                                                         -------        -------
       Total                                              $9,703         $6,148
                                                         =======        =======
================================================================================

As shown in TABLE 3, interest expense for the three months ended June 30, 1997 increased by $3,555, or 57.8%, to $9,703 compared to $6,148 for the same period in 1996. This increase reflects higher interest incurred of $3,968, a decrease in amortization of deferred financing costs of $197, an increase in the amount of interest capitalized in connection with development projects of $270, an increase in the amortization of interest rate protection contracts of $40, and a reduction in interest earned on interest rate protection contracts of $14.

The increase in interest incurred is primarily attributable to an increase of approximately $222,050 in the Company's average debt outstanding during the three months ended June 30, 1997 compared to the same period in 1996. The weighted average interest rates were 7.32% and 7.45% for the 1997 and 1996 periods, respectively.

Other charges decreased by $5,872, or 89.4%, to $694. The decrease is primarily attributable to the Nonrecurring Charge of $6,131 incurred during the 1996 period, partially offset by a higher provision for uncollectable accounts receivable of $164 and other miscellaneous charges of $95.

In connection with re-leasing space to new merchants, the Company incurred $89 and $121 in capital expenditures during the three months ended June 30, 1997 and 1996, respectively.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

Summary

For the six months ended June 30, 1997, the Company reported net income of $1,813 on total revenues of $61,375. For the six months ended June 30, 1997, the net loss applicable to common shareholders was $4,373, or $0.29 per common share.

For the six months ended June 30, 1996, the Company reported net income of $4,560 on total revenues of $41,281. These results include the Nonrecurring Charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996. For the six months ended June 30, 1996, the net loss applicable to common shareholders was $3,676 or $1.22 per common share.

Revenues

Total revenues were $61,375 for the six months ended June 30, 1997, as compared to $41,281 for the six months ended June 30, 1996, an increase of $20,094, or 48.7%. Base rents increased $11,542, or 45.2%, during the six months ended June 30, 1997 compared to the same period in 1996. These increases are primarily due to the Portfolio Expansion. Straight-line rents (included in base rents) were $252 and $237 for the six months ended June 30, 1997 and 1996, respectively. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $5,884, or 48.9%, during the six months ended June 30, 1997 over the same period in 1996. These increases are primarily due to the Portfolio Expansion.

Income (loss) from investment partnerships decreased by $669, or 109.9%, for the six months ended June 30, 1997 to $(60) from $609 for the same period in 1996. This decrease reflects the Company's purchase of its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996. As a result of its acquisition, the Company owns 100.0% of this factory outlet center and, therefore, commencing November 1, 1996, its operations are included in the consolidated results of the Company. Prior to November 1, 1996, the Company accounted for its interest in Grove City Factory Shops under the equity method of accounting. The decrease in income
(loss) from investment partnerships was also due to a decrease of $185 in the Company's share of earnings in its joint ventures.

Interest and other income increased by $2,758, or 120.1%, to $5,055 during the six months ended June 30, 1997 as compared to $2,297 for the six months ended June 30, 1996. The increase reflects higher interest income of $1,580, gain on outlot sales of $598, temporary tenant income of $364, municipal assistance income of $241, customer service income of $70, and ancillary income of $51. These increases were offset by reduced property development and construction management fees and property management fees of $77 and $69, respectively. The increase in interest income was primarily due to interest earnings on the Company's $40,000 expansion loan escrow included in restricted cash.

For the six months ended June 30, 1997, same-space sales in centers owned by the Company increased 2.2% compared to the same period in 1996. Excluding 1996 sales reported by a tenant that departed Triangle Factory Shops in July 1996, same-space sales increased 6.3% for the six months ended June 30, 1997 compared to the same period in 1996. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1996.

The Company's same-space sales for the year ended December 31, 1996 were $232.45 per square foot. For the six months ended June 30, 1997, same-store sales increased by 4.4% compared to the same period in 1996. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened since January 1, 1996.

Expenses

Property operating expenses increased by $4,240, or 45.0%, to $13,655 for the six months ended June 30, 1997 compared to $9,415 for the same period in 1996. Real estate taxes increased by $2,304, or 92.7%, to $4,789 for the six months ended June 30, 1997 from $2,485 in the same period for 1996. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 4, depreciation and amortization expense increased by $3,872, or 43.0%, to $12,871 for the six months ended June 30, 1997 compared to $8,999 for 1996. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 4 -- COMPONENTS OF DEPRECIATION AND AMORTIZATION EXPENSE

The components of depreciation and amortization expense are summarized as follows:

-------------------------------------------------------------------------------
                                                            SIX MONTHS ENDED
                                                                  JUNE 30
                                                     --------------------------
                                                             1997          1996
-------------------------------------------------------------------------------
Building and improvements                                  $6,708        $4,455
Land improvements                                           1,354           953
Tenant improvements                                         3,476         2,354
Furniture and fixtures                                        402           315
Leasing commissions(1)                                        931           922
                                                         --------       -------
       Total                                              $12,871        $8,999
                                                         ========       =======
===============================================================================
Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the
     amortization  of  leasing   commissions  is  reported  as  a  component  of
     depreciation and amortization expense.

TABLE 5 -- COMPONENTS OF INTEREST EXPENSE

The components of interest expense are summarized as follows:

-------------------------------------------------------------------------------
                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                     --------------------------
                                                             1997          1996
-------------------------------------------------------------------------------
Interest incurred                                         $18,830       $11,394
Interest capitalized                                       (1,820)       (1,318)
Interest earned on interest rate protection contracts         (63)         (122)
Amortization of deferred financing costs                    1,230         1,612
Amortization of interest rate protection contracts            695           638
                                                         --------      --------
       Total                                              $18,872       $12,204
                                                         ========      ========
===============================================================================

As shown in TABLE 5, interest expense for the six months ended June 30, 1997 increased by $6,668, or 54.6%, to $18,872 compared to $12,204 for the same period in 1996. This increase reflects higher interest incurred of $7,436, an increase in amortization of interest rate protection contracts of $57 and a reduction in interest earned on interest rate protection contracts of $59, partially offset by a decrease in amortization of deferred financing costs of $382 and an increase in the amount of interest capitalized in connection with development projects of $502.

The increase in interest incurred is primarily attributable to an increase of approximately $217,752 in the Company's average debt outstanding during the six months ended June 30, 1997 compared to the same period in 1996. The weighted average interest rates were 7.18% and 7.44% for the 1997 and 1996 periods, respectively.

Other charges decreased by $5,719, or 79.3%, to $1,493. This decrease is primarily attributable to the Nonrecurring Charge of $6,131 during the 1996 period partially offset by a higher provision for uncollectable accounts receivable of $194, higher marketing costs of $211, and other miscellaneous charges of $7.

In connection with re-leasing space to new merchants, the Company incurred $140 and $121 in capital expenditures during the six months ended June 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF CASH -- GENERAL

For the six months ended June 30, 1997, net cash provided by operating activities was $15,837. Net cash used in investing activities was $64,619 for the six months ended June 30, 1997. The primary use of these funds was for costs associated with the completion of factory outlet centers and expansions opened during 1996, costs associated with the acquisition of three factory outlet centers, costs related to the purchase of an additional 20% equity interest in a factory outlet center, and costs for pre-development activities associated with future development. Net cash provided by financing activities was $45,843 for the six months ended June 30, 1997. The principal sources of these funds were the proceeds from new borrowings and the Company's public offering of certain equity securities. Such proceeds were offset by principal repayments on notes payable of $31,717, distributions to minority interests (including distributions to the limited partner unit holders) of $5,263, and preferred and common stock distributions of $14,707.

SOURCES AND USES OF CASH -- 1997 PUBLIC OFFERING OF COMMON
STOCK AND CONVERTIBLE PREFERRED STOCK

On January 10, 1997, the Company filed a Form S-3 Registration Statement (the "January 1997 Shelf Registration") with the Securities and Exchange Commission (the "SEC") to register $100,000 of the Company's equity securities. On February 20, 1997, the Company completed a public offering (the "1997 Stock Offering") by issuing 2,080,000 shares of its Common Stock at $12.50 per share and 175,800 shares of its Convertible Preferred Stock at $22.75 per share. In addition, on March 10, 1997, the underwriter of the 1997 Stock Offering exercised its overallotment option to purchase 310,300 shares of the Company's Common Stock at $12.50 per share. As a result of the 1997 Stock Offering, the Company received net proceeds of $31,930 that were used to (i) repay certain outstanding indebtedness aggregating $26,500, (ii) to fund development and construction activities, and (iii) for general corporate purposes.

On June 17, 1997, the Company filed a Form S-3 Registration Statement (the "Shelf Registration") with the SEC to register $300,000 of the Company's equity securities. From time to time, the Company will consider issuing additional equity securities under the Shelf Registration for the development or acquisition of additional properties, the expansion and improvement of existing properties, repayment of indebtedness, and for general corporate purposes.

SOURCES AND USES OF CASH -- PROPERTY ACQUISITIONS

On February 7, 1997, the Company purchased an additional 20.0% partnership interest in Oxnard Factory Outlet from an unrelated third party for $334. As a result of this purchase, the Company owns a 50.0% equity interest in Oxnard Factory Outlet. The remaining 50.0% equity interest is owned by an unrelated third party.

On February 13, 1997, the Company acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls from an unrelated third party for an aggregate purchase price of $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller. The operating results of the Company for 1997 include the results of these acquisitions effective with the closing on February 13, 1997.

Oak Creek Factory Outlets is located in Sedona, Arizona, which is north of Phoenix and south of the Grand Canyon. Oak Creek Factory Outlets contains approximately 82,000 square feet of GLA and was 99% occupied at June 30, 1997. Bend Factory Outlets is located in Bend, Oregon, which is east of Eugene, Oregon and southeast of Portland. Bend Factory Outlets contains approximately 97,000 square feet of GLA and was 100% occupied at June 30, 1997. Factory Outlets at Post Falls is located in Post Falls, Idaho, which is 30 miles east of Spokane, Washington. Factory Outlets at Post Falls contains approximately 179,000 square feet of GLA and was 86% occupied at June 30, 1997.

During 1997 and 1998, the Company will continue to explore acquisitions of factory outlet centers in the United States. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

PLANNED DEVELOPMENT

Management believes that there is sufficient demand for continued development of new factory outlet centers and the expansion of certain existing factory outlet centers. The Company expects to open approximately 250,000 square feet of GLA during 1997 in connection with planned expansions of existing factory outlet centers. At June 30, 1997, the remaining budgeted capital expenditures for these expansions aggregated approximately $19,617, while anticipated capital expenditures related to the completion of new factory outlet centers and expansions opened during the year ended December 31, 1996 (aggregating 930,000 square feet of GLA) approximated $6,700.

Management believes that the Company has sufficient capital and capital commitments to fund the remaining capital expenditures associated with its 1996 and 1997 development activities. These funding requirements are expected to be met, in large part, with borrowings under various loan facilities including cash escrow accounts established for future developments, the sale of equity securities in the public or private capital markets, and funds provided by joint venture partners.

The Company plans to open new factory outlet centers and expansions in 1998 that are expected to contain between approximately 700,000 and 900,000 square feet of GLA, in the aggregate, and have a total expected development cost ranging between approximately $91,400 and $118,800, respectively. The Company expects to fund the development cost of its new factory outlet centers and expansions from
(i) certain line of credit facilities,  (ii) retained cash flow from operations,
(iii) construction loans, and (iv) the sale of equity securities in the public or private capital markets. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the 1998 planned openings or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

DEBT REPAYMENTS AND PREFERRED STOCK DISTRIBUTIONS AND DIVIDENDS

The Company's aggregate indebtedness was $534,439 and $499,523 at June 30, 1997 and December 31, 1996, respectively. At June 30, 1997, such indebtedness had a weighted average maturity of 6.3 years and bore interest at a weighted average interest rate of 7.3% per annum. At June 30, 1997, $58,184, or 10.9%, of such indebtedness bore interest at fixed rates and $476,255, or 89.1%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates. Of the variable-rate indebtedness, approximately $357,362 is scheduled to convert to a fixed rate of 7.782% in November 1998 for the remaining five years of the note.

At June 30, 1997, the Company held interest rate protection contracts on $28,250 of floating rate tax-exempt indebtedness and $357,362 of other floating rate indebtedness (or approximately 81.0% of its total floating rate indebtedness). These contracts expire in 1999 and 1998, respectively. In addition, the Company held additional interest rate protection contracts on $43,900 of the $357,362 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates.

The Company's ratio of debt to total market capitalization at June 30, 1997 (defined as total debt divided by the sum of: (i) the aggregate market value of the outstanding shares of Common Stock, assuming the full exchange of Common Units into Common Stock; (ii) the aggregate market value of the outstanding shares of Convertible Preferred Stock; (iii) the aggregate liquidation preference of the Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") at $25.00 per share; and (iv) the total debt of the Company) was 54.0%.

The Company is obligated to repay $18,675 of mortgage indebtedness during the remainder of 1997 and $45,442 in 1998. Annualized cumulative dividends on the Company's Senior Preferred Stock and Convertible Preferred Stock outstanding as of June 30, 1997 are $6,037 and $6,336, respectively. These dividends are payable quarterly, in arrears.

The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources, including the potential sale of equity securities in the public or private capital markets, will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year.

ECONOMIC CONDITIONS

Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At June 30, 1997, the Company maintained interest rate protection contracts to protect against significant increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Distributions and Dividends").

The Company intends to reduce operating and leasing risks by managing its existing portfolio of properties with the goal of improving its tenant mix, rental rates and lease terms and attracting upscale fashion and national brand-name manufacturers and retailers as merchants.

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

TABLE 7 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO under the New Definition and Old Definition for the three and six months ended June 30, 1997 and 1996.

New Definition FFO before allocations to preferred shareholders and minority interests was $10,586 for the three months ended June 30, 1997 compared to $951 for the three months ended June 30, 1996. New Definition FFO before allocations to preferred shareholders and minority interests was $20,838 for the six months ended June 30, 1997 compared to $8,566 for the six months ended June 30, 1996. The increases in the 1997 periods when compared to the 1996 periods are primarily due to the Nonrecurring Charge of $6,131 incurred during the 1996 periods and the Portfolio Expansion. Excluding the effect of the Nonrecurring Charge, New Definition FFO before allocations to preferred shareholders and minority interests increased $3,504, or 49.5%, and $6,141, or 41.8%, for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. These increases are primarily attributable to the Portfolio Expansion.

Upon payment of the scheduled distributions with respect to the common units held by Prime Retail, Inc. and the limited partners on August 15, 1997, the preferential distribution with respect to the common units held by the Company will terminate since the Company will have paid equal distributions of $0.295 to both the common shareholders and the limited partner unit holders for four successive quarters. For purposes of determining the amount of distributions to the limited partners and whether the Company's FFO was sufficient to terminate the preferential distribution, FFO was calculated under the Old Definition. As a result of the termination of the preferential distribution, commencing in the third quarter of 1997, the Company will no longer report FFO under the Old Definition and the New Definition. Rather, the Company will report its results only under the New Definition.

TABLE 7 -- FUNDS FROM OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
                                                  THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                                 1997    1996      1997      1996      1997     1996        1997       1996
----------------------------------------------------------------------------------------------------------------------------
                                              (New Definition)    (Old Definition)   (New Definition)     (Old Definition)
Income (loss) before minority interests
   and extraordinary item                    $  3,583 $(3,950)  $  3,583  $(3,950)  $  7,076 $  (893)   $  7,076   $   (893)
FFO adjustments:
Depreciation and amortization                   6,473   4,420      6,543    4,612     12,747   8,619      12,871      8,999
Amortization of deferred financing costs
   and interest rate protection contracts           -       -        981    1,138          -       -       1,925      2,249
Unconsolidated joint venture adjustments
                                                  530     481        535      482      1,015     840       1,025        842
                                              ------- -------    -------  -------    -------  ------     -------    -------
FFO before allocations to minority
   interests and preferred shareholders       $10,586 $   951    $11,642  $ 2,282    $20,838  $8,566     $22,897    $11,197
                                              ======= =======    =======  =======    =======  ======     =======    =======
==============================================================================================================================

PART II:  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  None

ITEM 2.           CHANGES IN SECURITIES
                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Company's Annual Shareholders Meeting held on May 29, 1997 (the "Annual Meeting"), the nominees for director proposed by the Company were elected. The votes cast for these nominees were as set forth below:

                                                 For              Withheld
                                           --------------     ---------------
                  Michael W. Reschke         14,264,828            31,329
                  Terence C. Golden          14,265,078            31,129

                  In addition, at the Annual Meeting, the proposal to ratify the selection of the firm of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1997 was approved. The votes cast with respect to that proposal were as set forth below:

                                     For           Against         Abstain
                                -------------   --------------  ------------
                                  14,238,329        14,473         43,355

ITEM 5.           OTHER INFORMATION
                  None

ITEM 6.           EXHIBITS OR REPORTS ON FORM 8-K

                 (a)      The following exhibits are included in this Form 10-Q:

                 Exhibit 12     Ratio of Earnings to Fixed Charges and Preferred
                                 Stock Dividends and Distributions

                 Exhibit 27     Financial Data Schedule

                  (b)      Reports on Form 8-K:
                           None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  PRIME RETAIL, INC.
                                                  Registrant



Date:  July 29, 1997                              /s/ Abraham Rosenthal
       -------------------------------------      ----------------------
                                                  Abraham Rosenthal
                                                  Chief Executive Officer





Date: July 29, 1997                               /s/ Robert P. Mulreaney
      --------------------------------------      ------------------------
                                                  Robert P. Mulreaney
                                                  Executive Vice President,
                                                    Chief Financial Officer
                                                    and Treasurer