Form 10-Q
period 1997-09-30
PRIME RETAIL INC
filed 1997-11-12
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997
                                       or

[ ]  Transition   Report   Pursuant  to Section  13  or 15(d) of the  Securities
     Exchange Act of 1934, for the Transition  Period From          to         .
                                                           --------    --------

                       Commission file number 0-23616
                                              -------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Maryland                                  52-1836258
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

          100 East Pratt Street
          Nineteenth Floor
          Baltimore, Maryland                            21202
----------------------------------------    ------------------------------------
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

As of November 7, 1997, the issuer had outstanding 27,294,951 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX
                                      -----



                                                                           PAGE
                                                                           ----

PART I:  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of September 30, 1997 and
     December 31, 1996                                                       1

     Consolidated Statements of Operations for the three and
     nine months ended September 30, 1997 and 1996                           2

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1997 and 1996                                       3

     Notes to the Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9


PART II:  OTHER INFORMATION
---------------------------

Item 1.    Legal Proceedings                                                21
Item 2.    Changes in Securities                                            21
Item 3.    Defaults Upon Senior Securities                                  22
Item 4.    Submission of Matters to a Vote of Security Holders              22
Item 5.    Other Information                                                22
Item 6.    Exhibits or Reports on Form 8-K                                  22

Signatures                                                                  23

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

                               Prime Retail, Inc.
                           Consolidated Balance Sheets
                    (in thousands, except share information)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30, 1997             December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                   $   55,163                   $   44,731
     Buildings and improvements                                                                649,733                      570,761
     Property under development                                                                 36,545                       20,900
     Furniture and equipment                                                                     5,215                        4,367
                                                                                         --------------              --------------
                                                                                               746,656                      640,759
     Accumulated depreciation                                                                  (75,147)                     (57,674)
                                                                                         --------------              --------------
                                                                                               671,509                      583,085
Cash and cash equivalents                                                                       23,777                        3,924
Restricted cash                                                                                 41,019                       45,127
Accounts receivable, net                                                                         8,547                        6,096
Deferred charges, net                                                                           17,281                       20,841
Due from affiliates, net                                                                           654                        1,549
Investment in partnerships                                                                       3,139                        5,625
Other assets                                                                                     2,651                          556
                                                                                         --------------              --------------
     Total assets                                                                            $ 768,577                    $ 666,803
                                                                                         ==============              ==============

Liabilities and shareholders' equity
Bonds payable                                                                               $   32,900                   $   32,900
Notes payable                                                                                  395,620                      466,623
Accrued interest                                                                                 3,460                        3,640
Real estate taxes payable                                                                        6,121                        2,138
Construction costs payable                                                                       2,786                        3,047
Accounts payable and other liabilities                                                          15,864                       19,246
                                                                                         --------------              --------------
     Total liabilities                                                                         456,751                      527,594

Minority interests                                                                               9,800                            -

Shareholders' equity:
Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
       par value (liquidation preference of $57,500), 2,300,000
       shares issued and outstanding                                                                23                          23
     8.5% Series B Cumulative  Participating  Convertible Preferred Stock, $0.01
       par value (liquidation preference of $74,545 and $70,150,  respectively),
       2,981,800 and 2,806,000 shares
       issued and outstanding, respectively                                                         30                          28
Shares of common stock, 75,000,000 shares authorized:
     Common stock, $0.01 par value, 27,294,951 and 13,404,651
       shares issued and outstanding, respectively                                                 273                         134
Additional paid-in capital                                                                     349,179                     165,346
Distributions in excess of net income                                                          (47,479)                    (26,322)
                                                                                         --------------              --------------
     Total shareholders' equity                                                                302,026                     139,209
                                                                                         --------------              --------------

     Total liabilities and shareholders' equity                                              $ 768,577                   $ 666,803
                                                                                         ==============              ==============
====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three months                    Nine months
                                                                             ended September 30              ended September 30
                                                                          --------------------------     ---------------------------
                                                                                  1997         1996               1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                                    $ 19,243     $ 12,887           $ 56,315     $ 38,417
Percentage rents                                                                 1,008          466              2,398        1,277
Tenant reimbursements                                                            8,731        6,039             26,649       18,073
Income (loss) from investment partnerships                                         (52)         250               (112)         859
Interest and other                                                               2,619        2,189              7,674        4,486
                                                                              --------     --------           --------     --------
     Total revenues                                                             31,549       21,831             92,924       63,112

Expenses
Property operating                                                               6,840        5,121             20,495       14,536
Real estate taxes                                                                2,449        1,369              7,238        3,854
Depreciation and amortization                                                    6,644        4,579             19,515       13,578
Corporate general and administrative                                             1,464          973              4,083        2,832
Interest                                                                         9,079        5,139             27,951       17,343
Other charges                                                                      982          475              2,475        7,687
                                                                              --------     --------           --------     --------
     Total expenses                                                             27,458       17,656             81,757       59,830
                                                                              --------     --------           --------     --------
Income before minority interests and
     extraordinary item                                                          4,091        4,175             11,167        3,282

(Income) loss allocated to minority interests                                   (2,540)      (1,810)            (7,803)       4,660
                                                                              --------     --------           --------     --------

Income before extraordinary item                                                 1,551        2,365              3,364        7,942
Extraordinary item - loss on early extinguishment of
     debt, net of minority interests of $0 in 1997 and
     $3,263 in 1996                                                             (2,061)           -             (2,061)      (1,017)
                                                                              --------     --------           --------     --------
Net income (loss)                                                                 (510)       2,365              1,303        6,925
Income allocated to preferred shareholders                                       3,094        3,000              9,280       11,236
                                                                              --------     --------           --------     --------
Net loss applicable to common shares                                          $ (3,604)    $   (635)         $  (7,977)   $  (4,311)
                                                                              ========     ========          =========    =========

Per common share:
     Loss before extraordinary item                                           $  (0.08)    $  (0.05)         $   (0.36)   $   (0.51)
     Extraordinary item                                                          (0.11)           -              (0.12)       (0.16)
                                                                              --------     --------          ---------    ---------
     Net loss                                                                 $  (0.19)    $  (0.05)         $   (0.48)   $   (0.67)
                                                                              ========     ========          =========    =========

Weighted average common shares outstanding                                      19,159       13,322             16,458        6,481
                                                                              ========     ========          =========    =========

Distributions declared per common share                                       $  0.295     $  0.295          $   0.885    $   1.030
                                                                              ========     ========          =========    =========

====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              Nine months ended September 30
                                                                                           --------------------------------------
                                                                                                    1997                    1996
---------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                   $     1,303             $     6,925
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Income (loss) allocated to minority interests                                                7,803                  (4,660)
      Extraordinary loss for early extinguishment of debt                                          2,061                   1,017
      Write-off of financing costs related to early extinguishment of debt                             -                   6,131
      Gains on sale of outlots                                                                      (598)                      -
      Depreciation and amortization                                                               19,515                  13,578
      Amortization of deferred financing costs and
        interest rate protection contracts                                                         2,861                   3,029
      Cash distributions in excess of equity earnings
        from joint ventures                                                                          613                     213
      Provision for uncollectible accounts receivable                                                748                     437
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                                  (3,199)                  1,814
      (Increase) decrease in due from affiliates, net                                                895                    (766)
      (Increase) decrease in other assets                                                          2,219                  (1,238)
      Decrease in accrued interest                                                                  (180)                    (33)
      Increase in accounts payable and other liabilities                                             517                   4,856
                                                                                             -----------             -----------
        Net cash provided by operating activities                                                 34,558                  31,303

Investing Activities
Proceeds from sale of outlots                                                                         900                      -
Purchase of land                                                                                        -                   (174)
Increase in buildings and improvements                                                           (13,607)                (11,319)
Increase in property under development                                                           (32,659)                (36,645)
Deferred leasing commissions                                                                        (551)                    (22)
Acquisition of outlet centers                                                                    (60,819)                      -
                                                                                             -----------             -----------
        Net cash used in investing activities                                                   (106,736)                (48,160)

Financing Activities
Net proceeds from offerings                                                                      193,774                  38,843
Conversion of convertible preferred stock                                                              -                  (1,342)
Proceeds from notes payable                                                                       91,767                 140,852
Principal repayments on notes payable                                                           (162,770)               (132,138)
Deferred financing costs                                                                            (477)                 (7,821)
Distributions and dividends paid                                                                 (22,460)                (20,516)
Distributions to minority interests                                                               (7,803)                 (6,346)
                                                                                             -----------             -----------
        Net cash provided by financing activities                                                 92,031                  11,532
                                                                                             -----------             -----------
Increase (decrease) in cash and cash equivalents                                                  19,853                  (5,325)
Cash and cash equivalents at beginning of period                                                   3,924                  14,927
                                                                                             -----------             -----------
Cash and cash equivalents at end of period                                                    $   23,777             $     9,602
                                                                                             ===========             ===========
=================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                   Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 -- Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail, Inc.'s annual report on Form 10-K for the year ended December 31, 1996.

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


Note 2 -- Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The adoption of SFAS No. 128 is expected to have no impact on the Company's primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 and 1996.

Note 3 -- Capital Stock Offerings

In February and March 1997, the Company completed a public offering of 2,390,300 shares of its Common Stock at $12.50 per share and 175,800 shares of its Series B Cumulative Participating Convertible Preferred Stock at $22.75 per share (the "February Offering"). As a result of the February Offering, the Company received net proceeds of $31,930 that were used (i) to repay certain outstanding indebtedness aggregating $26,500, (ii) to fund development and construction activities, and (iii) for general corporate purposes.

In September 1997, the Company completed a public offering of 11,500,000 shares (including 1,500,000 shares related to the exercise of the underwriters' overallotment option) of its Common Stock at $14.00 per share (the "September Offering"). In addition, on September 8, 1997, the Company issued 727,273 Series C preferred limited partnership units ("Series C Preferred Units") at $13.75 per unit pursuant to the initial draw of the Private Placement (as defined below). See Note 4 - "Private Placement" of the Notes to the Consolidated Financial Statements for additional information. As a result of the September Offering and the initial draw on the Private Placement (collectively, the "September Capital Transactions"), the Company received net proceeds of $162,750 after commissions and underwriting discounts. A portion of the net proceeds from the September Capital Transactions were used (i) to repay certain outstanding corporate indebtedness aggregating $113,410 and (ii) to acquire the 25.0% ownership interest of Salomon Brothers Realty Corp. ("SBRC") in Buckeye Factory Shops Limited Partnership ("Buckeye") for $23,148 (including $22,642 of mortgage indebtedness relating to such property). The remaining net proceeds from the September Capital Transactions of $26,192 will be used (i) to fund development and construction activities, (ii) to fund property acquisitions, and (iii) for general corporate purposes.

Note 4 -- Private Placement

On August 8, 1997, the Company entered into a purchase agreement with an institutional investor providing for the issuance of a new series of cumulative convertible non-voting preferred securities (the "Preferred Securities") at $13.75 per unit, or an aggregate of $60,000 (the "Private Placement") in cash. The Preferred Securities must be issued no later than December 6, 1997 and will pay dividends equivalent to the amount being paid on the Company's Common Stock, with an annual minimum equal to $1.18 per unit. In addition, the Company, subject to certain conditions, has agreed to waive the ownership limitations otherwise applicable to the Common Stock to permit the investor to own, at any one time, the shares of Common Stock issuable upon conversion of the Preferred Securities. The Company has the right to call the Preferred Securities, at par, after ten years. Subject to certain conditions, the Preferred Securities may take the form of shares of preferred stock in the Company or preferred units of partnership interest in the Operating Partnership that will be exchangeable for shares of preferred stock or Common Stock on a one-to-one basis. The Preferred Securities may be converted into shares of Common Stock on a one-to-one basis commencing August 8, 1998 (or earlier subject to certain conditions).

Note 5 - Investment in Partnerships

On September 2, 1997, the Company acquired the 25.0% ownership interest in Buckeye from its joint venture partner, SBRC for $23,148 (including $22,642 of mortgage indebtedness relating to such property), thereby increasing its ownership percentage in such property to 100.0% (the "Buckeye Acquisition"). Prior to September 2, 1997, the Company accounted for its 75.0% investment in Buckeye using the equity method of accounting. Commencing September 2, 1997, the operating results of Buckeye are consolidated. The Company financed the acquisition with a portion of the proceeds from the Offering. See Note 3 - "Capital Stock Offerings" of the Notes to the Consolidated Financial Statements for additional information.

As a result of the prepayment of the mortgage indebtedness noted above, the joint venture partnership incurred an extraordinary loss of $851 related to the write-off of certain unamortized financing costs totaling $624 and a debt prepayment penalty of $227. The Company's 75.0% share of the extraordinary loss, or $638, is included in the extraordinary loss in the Consolidated Statements of Operations.


Note 6 -- Minority Interests

Cash distributions and losses allocated to minority interests have reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses allocable to minority interests of $7,272 and $1,253 incurred during the nine months ended September 30, 1997 and 1996, respectively, were allocated to common shareholders. The cumulative amount of distributions and losses allocable to minority interests that were allocated to common shareholders at September 30, 1997 was $10,730.

On September 8, 1997, the Company issued 727,273 Series C Preferred Units at $13.75 per unit pursuant to the initial $10,000 draw on the Private Placement. The net proceeds of $9,800 from the issuance of the Series C Preferred Units are included in minority interests in the Consolidated Balance Sheets.


Note 7 -- Bonds and Notes Payable

In September 1997, the Company completed the September Capital Transactions and used a portion of the net proceeds to repay certain outstanding corporate indebtedness aggregating $113,410 as described in the table below. See Note 3 "Capital Stock Offerings" of the Notes to the Consolidated Financial Statements for additional information concerning the September Capital Transactions. As a result of the prepayment of such indebtedness, the Company incurred an extraordinary loss of $1,423 related to the write-off of certain unamortized financing costs. The Company also incurred an extraordinary loss of $638 related to the write-off of certain unamortized financing costs in connection with its purchase of a 25.0% ownership interest in Buckeye. See Note 5 - "Investment in Partnerships" of the Notes to the Consolidated Financial Statements for additional information.

The following table summarizes the debt repaid with net proceeds from the September Capital Transactions:

--------------------------------------------------------------------------------
                                                                      Principal
Description                                                           Repayment
--------------------------------------------------------------------------------
Fixed Rate Debt:
----------------
Unsecured term loans, 8.25%,
 monthly interest-only payments,
 due August 1, 1998                                                    $ 10,500

Unsecured promissory note, 8.50%,
 monthly interest-only payments
 through August 31, 1997, due
 September 30, 1997                                                      4,000
                                                                      ---------
         Total Fixed Rate Debt                                          14,500

Variable Rate Debt:
-------------------
Term loan, LIBOR plus 1.95%,
 monthly interest-only payments
 through February 10, 1998;
 monthly principal and interest
 payments thereafter, due November
 11, 1999                                                               53,290

Term loan, LIBOR plus 1.95%,
 monthly interest-only payments,
 due February 13, 2000                                                   3,000

Mortgage, LIBOR plus 2.25%,
 monthly interest-only payments,
 due September 10, 1998
                                                                        19,620
Unsecured term loans, LIBOR plus 3.50%,
 monthly interest-only payments,
 due November 11, 1997                                                  10,000

Unsecured line of credit,  $15,000,
 LIBOR plus 2.50%,  interest-only
 payments, due July 11, 1998                                            13,000
                                                                      ---------
         Total Variable Rate Debt                                       98,910
                                                                      ---------

Total Fixed and Variable Rate Debt                                    $113,410
                                                                      =========
================================================================================

As of September 30, 1997, unused commitments were $71,290.

Note 8 -- Distributions

On June 26, 1996, the Company's Board of Directors approved a special cash distribution on its Common Stock of $0.145 per common share, payable to holders of record on June 27, 1996. Such distribution is included in the distributions declared per common share disclosed in the Consolidated Statements of Operations.

Note 9 -- Acquisitions

On November 1, 1996, the Company acquired Rocky Mountain Factory Stores and Kansas City Factory Outlets for an aggregate purchase price of $71,700 (the "1996 Acquired Properties"). The Company accounted for the acquisition using the purchase method of accounting. Commencing November 1, 1996, the operating results of the 1996 Acquired Properties are included in the Company's consolidated results of operations. Additionally, on November 1, 1996, the Company purchased its joint venture partner's first mortgage and 50.0% ownership interest in Grove City Factory Shops Partnership ("Grove City"), the property partnership which owns Grove City Factory Shops, for $57,094 (the "Grove City Acquisition") thereby increasing its ownership interest in such property to 100.0%. Prior to November 1, 1996, the Company accounted for its 50.0% investment in Grove City under the equity method of accounting. Commencing November 1, 1996, the operating results of Grove City are consolidated.


On February 13, 1997, the Company acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls (the "February 1997 Acquired Properties") from an unrelated third party for an aggregate purchase price of $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller which was repaid with net proceeds from the September Offering. The operating results of the Company for 1997 include the results of these acquisitions effective with the closing on February 13, 1997.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company including the 1996 Acquired Properties, the Grove City Acquisition, the February 1997 Acquired Properties and the Buckeye Acquisition as if such acquisitions had occurred on January 1, 1996.

--------------------------------------------------------------------------------
                                                         Nine months ended
                                                            September 30
                                                     ---------------------------
                                                         1997           1996
--------------------------------------------------------------------------------

Total revenues                                        $ 96,445       $ 82,771
                                                     ============  =============
Income before extraordinary item                      $  4,349       $  9,328
                                                     ============  =============
Net income                                            $  2,075       $  8,311
                                                     ============  =============
Net loss applicable to common shares                  $ (4,931)      $ (2,925)
                                                     ============  =============
Per common share:

       Loss before extraordinary item                 $  (0.16)      $  (0.29)
       Extraordinary item                                (0.14)         (0.16)
                                                     ------------  -------------
       Net loss                                      $   (0.30)     $   (0.45)
                                                     ============  =============
================================================================================


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense based on the purchase price of such assets acquired and interest expense on debt incurred on financing the acquisitions. These unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1996 or of future results of operations of the Company.

On October 29, 1997, the Company acquired Tidewater Outlet Mall, Manufacturer's Outlet Mall, Kittery Outlet Village, and Latham Factory Outlet Center from an unrelated third party for an aggregate purchase price of $26,000. The Company financed the purchase with proceeds from the September Offering and the Company's unsecured line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         (Amounts in thousands, except share, unit and square foot information)

Introduction

The following discussion and analysis of the consolidated financial condition and results of operations of Prime Retail, Inc. (the "Company") should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Cautionary Statements

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned development activities; risks related to the retail industry in which the Company's factory outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increases in market interest rates from current levels; risks associated with the Company's property acquisition activities, such as the uncertainty as to whether these transactions may be completed and the lack of predictability with respect to the financial returns; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties.

Results of Operations

General

The Company has grown by developing and acquiring factory outlet centers and expanding certain of its existing factory outlet centers. As summarized in TABLE 1, the Company's factory outlet portfolio consisted of twenty four operating factory outlet centers totaling 6,313,000 square feet of gross leasable area ("GLA") at September 30, 1997, compared to seventeen factory outlet centers totaling 4,487,000 square feet of GLA at September 30, 1996.

During 1997, the Company purchased three factory outlet centers totaling 358,000 square feet of GLA in the first quarter and opened two expansions totaling 183,000 square feet of GLA in the third quarter. Additionally, the Company acquired its joint venture partner's 25.0% ownership interest in Buckeye Factory Shops Limited Partnership on September 2, 1997 and now owns 100.0% of this factory outlet center with 205,000 square feet of GLA. In the fourth quarter of 1996, the Company opened two new factory outlet centers and five expansions, and acquired two factory outlet centers, adding 1,293,000 square feet of GLA in the aggregate. Furthermore, the Company purchased its joint venture partner's first mortgage and 50.0% partnership interest in Grove City Factory Shops Partnership on November 1, 1996 and now owns 100.0% of this factory outlet center with 533,000 square feet of GLA. The significant increase in the number of operating properties and total GLA at September 30, 1997 compared to the portfolio of properties at September 30, 1996, is collectively referred to as the "Portfolio Expansion".

TABLE 1 -- Portfolio of Properties as of September 30, 1997
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       Grand          GLA      Percentage
Factory Outlet Center                                             Phase         Opening Date    (Sq. Ft.)      Leased(12)
-----------------------------------------------------------------------------------------------------------------------------
Warehouse Row Factory Shops(1)(2)--Chattanooga, Tennessee            I        November 1989       95,000               91%
                                                                    II          August 1993       26,000               94
                                                                                                 -------              ---
                                                                                                 121,000               92

Oak Creek Factory Outlets(3)--Sedona, Arizona                        I          August 1990       82,000               99

San Marcos Factory Shops--San Marcos, Texas                          I          August 1990      177,000              100
                                                                    II          August 1991       67,000              100
                                                                   III          August 1993      117,000              100
                                                                  IIIB        November 1994       20,000               91
                                                                  IIIC        November 1995       35,000              100
                                                                                                 -------              ---
                                                                                                 416,000              100

The Factory Outlets at Post Falls(3)--Post Falls, Idaho              I            July 1991      111,000               86
                                                                    II            July 1992       68,000               84
                                                                                                 -------              ---
                                                                                                 179,000               85

Gulf Coast Factory Shops--Ellenton, Florida                          I         October 1991      187,000              100
                                                                    II          August 1993      123,000              100
                                                                   III         October 1996       30,000              100
                                                                                                 -------              ---
                                                                                                 340,000              100

Triangle Factory Shops--Raleigh-Durham, North Carolina               I         October 1991      181,000              100
                                                                    II            July 1996        6,000              100
                                                                                                 -------              ---
                                                                                                 187,000              100

Coral Isle Factory Shops--Naples/Marco Island, Florida               I        December 1991       94,000               98
                                                                    II        December 1992       32,000              100
                                                                                                 -------              ---
                                                                                                 126,000               99

Castle Rock Factory Shops--Castle Rock, Colorado                     I        November 1992      181,000              100
                                                                    II          August 1993       94,000               99
                                                                   III        November 1993       95,000              100
                                                                    IV          August 1997      110,000               88
                                                                                                 -------              ---
                                                                                                 480,000               97

Bend Factory Outlets(3)--Bend Oregon                                 I        December 1992       97,000              100

Ohio Factory Shops--Jeffersonville, Ohio                             I            July 1993      186,000              100
                                                                    II        November 1993      100,000              100
                                                                   IIB        November 1994       13,000              100
                                                                  IIIA          August 1996       35,000              100
                                                                  IIIB          August 1997       73,000               36
                                                                                                 -------              ---
                                                                                                 407,000               89

Gainesville Factory Shops--Gainesville, Texas                        I          August 1993      210,000               95
                                                                    II        November 1994      106,000               89
                                                                                                 -------              ---
                                                                                                 316,000               93

Nebraska Crossing Factory Shops--Gretna, Nebraska                    I         October 1993      192,000               92

Rocky Mountain Factory Stores(4)--Loveland, Colorado                 I             May 1994      139,000              100
                                                                    II        November 1994       50,000              100
                                                                   III             May 1995      114,000              100
                                                                    IV             May 1996       25,000              100
                                                                                                 -------              ---
                                                                                                 328,000              100

Oxnard Factory Outlet(5)--Oxnard, California                         I       September 1994      148,000               96

Grove City Factory Shops(6)--Grove City, Pennsylvania                I          August 1994      235,000              100
                                                                    II        November 1994       95,000              100
                                                                   III        November 1995       85,000               99
                                                                    IV        November 1996      118,000               99
                                                                                                 -------              ---
                                                                                                 533,000              100

TABLE 1 -- Portfolio of Properties as of September 30, 1997 (continued)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                       Grand          GLA      Percentage
Factory Outlet Center                                             Phase         Opening Date    (Sq. Ft.)      Leased(12)
-----------------------------------------------------------------------------------------------------------------------------
Huntley Factory Shops--Huntley, Illinois                             I           August 1994     192,000               91%
                                                                    II         November 1995      90,000               67
                                                                                                 -------              ---
                                                                                                 282,000               84

Florida Keys Factory Shops--Florida City, Florida                    I        September 1994     208,000               94

Indiana Factory Shops--Daleville, Indiana                            I         November 1994     208,000               90
                                                                   IIA         November 1996      26,000               35
                                                                                                 -------              ---
                                                                                                 234,000               84

Kansas City Factory Outlets(4)--Odessa, Missouri                     I             July 1995     191,000               98
                                                                    II         November 1996     105,000               67
                                                                                                 -------              ---
                                                                                                 296,000               87

Magnolia Bluff Factory Shops(7)--Darien, Georgia                     I             July 1995     238,000               90
                                                                   IIA         November 1995      49,000               99
                                                                   IIB             July 1996      20,000              100
                                                                                                 -------              ---
                                                                                                 307,000               92

Arizona Factory Shops(8)--Phoenix, Arizona                           I        September 1995     217,000               98
                                                                    II        September 1996     109,000               81
                                                                                                 -------              ---
                                                                                                 326,000               93

Gulfport Factory Shops(9)--Gulfport, Mississippi                    I          November 1995     228,000              100
                                                                  IIA          November 1996      40,000               82
                                                                                                 -------              ---
                                                                                                 268,000               97

Buckeye Factory Shops(10)--Burbank, Ohio                            I          November 1996     205,000               95

Carolina Factory Shops--Gaffney, South Carolina                     I          November 1996     235,000               93
                                                                                                 -------              ---

Total Factory Outlet Center Portfolio(11)                                                      6,313,000               94%
                                                                                               =========              ===
=============================================================================================================================

Notes:
(1) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property.
(2) Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet of GLA is not included in this table and such space was 100% leased as of September 30, 1997.
(3) The Company acquired this factory outlet center on February 13, 1997 from an unrelated third party.
(4) The Company acquired this factory outlet center on November 1, 1996 from an unrelated third party.
(5) On February 7, 1997, the Company purchased an additional 20% partnership interest from a joint venture partner which increased the Company's ownership interest to 50%.
(6) On November 1, 1996, the Company purchased its joint venture partner's 50% partnership interest in Grove City Factory Shops Partnership and now owns 100% of this factory outlet center.
(7) The Company operates this property pursuant to a long-term lease under which it receives the economic benefit of a 100% ownership interest.
(8) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(9) The real property on which this outlet center is located is subject to a long-term ground lease. The Company receives the economic benefit of a 100% ownership interest.
(10) On September 2, 1997, the Company purchased its joint venture partner's 25% partnership interest in Buckeye Factory Shops Limited Partnership and now owns 100% of this factory outlet center.
(11) The Company also owns three community centers containing 424,000 square feet of GLA in the aggregate that were 92% leased as of September 30, 1997.
(12) Fully executed leases as of September 30, 1997 as a percent of square feet of GLA.

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996

Summary

For the three months ended September 30, 1997, the Company reported a net loss of $510 on total revenues of $31,549. For the three months ended September 30, 1997, the net loss applicable to common shareholders was $3,604 or $0.19 per common share. For the three months ended September 30, 1996, the Company reported net income of $2,365 on total revenues of $21,831. For the three months ended September 30, 1996, the net loss applicable to common shareholders was $635 or $0.05 per common share.

Revenues

Total revenues were $31,549 for the three months ended September 30, 1997 compared to $21,831 for the three months ended September 30, 1996, an increase of $9,718, or 44.5%. Base rents increased $6,356, or 49.3%, in the third quarter of 1997 compared to the third quarter of 1996. Straight-line rents (included in base rents) were $140 and $101 for the three months ended September 30, 1997 and 1996, respectively. These increases were primarily due to the Portfolio Expansion. Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $542, or 116.3%, during the three months ended September 30, 1997 compared to the same period in 1996. This increase was attributable to higher reported merchant sales in the 1997 period and the Portfolio Expansion. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $2,692, or 44.6%, during the three months ended September 30, 1997 over the same period in 1996. This increase was primarily due to the Portfolio Expansion.

Income (loss) from investment partnerships decreased by $302, or 120.8%, for the three months ended September 30, 1997 to $(52) from $250 for the same period in 1996. This decrease reflects the Company's purchase of its joint venture partner's first mortgage and 50.0% ownership interest in Grove City Factory Shops Partnership on November 1, 1996. As a result of this acquisition, the Company owns 100.0% of this factory outlet center and, therefore, commencing November 1, 1996, its operations are included in the consolidated results of the Company. Prior to November 1, 1996, the Company accounted for its interest in Grove City Factory Shops under the equity method of accounting. The decrease also reflects the Company's purchase of its joint venture partner's first mortgage and 25.0% ownership interest in Buckeye Factory Shops Limited Partnership ("Buckeye") on September 2, 1997. As a result of this acquisition, the Company owns 100.0% of this factory outlet center and, therefore, commencing September 2, 1997, its operations are included in the consolidated results of the Company. Prior to September 2, 1997, the Company accounted for its interest in Buckeye under the equity method of accounting. The decrease in income (loss) from investment partnerships was also due to a decrease of $39 in the Company's share of earnings in its joint ventures.

Interest and other income increased by $430, or 19.6%, to $2,619 during the three months ended September 30, 1997 as compared to $2,189 for the three months ended September 30, 1996. The increase reflects increases in municipal assistance income of $706, interest income of $676, temporary tenant income of $108, partially offset by reduced property development and construction management fees and leasing commissions of $892, and lease buyout income of $168. The increase in interest income was primarily due to interest earnings on the Company's expansion loan escrow account included in restricted cash.

Expenses

Property operating expenses increased by $1,719, or 33.6%, to $6,840 for the three months ended September 30, 1997 compared to $5,121 for the same period in 1996. Real estate taxes increased by $1,080, or 78.9%, to $2,449 for the three months ended September 30, 1997 from $1,369 in the same period for 1996. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense increased by $2,065, or 45.1%, to $6,644 for the three months ended September 30, 1997, compared to $4,579 for 1996. This increase results from the depreciation and amortization of assets comprising the Portfolio Expansion.

TABLE 2 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                          Three months ended
                                                             September 30
                                                     ---------------------------
                                                          1997           1996
--------------------------------------------------------------------------------

Buildings and improvements                               $3,423         $2,289
Land improvements                                           715            502
Tenant improvements                                       1,872          1,294
Furniture and fixtures                                      214            171
Leasing commissions(1)                                      420            323
                                                         ------         ------
       Total                                             $6,644         $4,579
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

TABLE 3 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                         Three months ended
                                                             September 30
                                                     ---------------------------
                                                          1997           1996
--------------------------------------------------------------------------------

Interest incurred                                        $9,288         $5,257
Interest capitalized                                     (1,123)          (857)
Interest earned on interest rate protection contracts       (23)           (40)
Amortization of deferred financing costs                    589            316
Amortization of interest rate protection contracts          348            463
                                                         ------         ------
       Total                                             $9,079         $5,139
                                                         ======         ======
================================================================================

As shown in TABLE 3, interest expense for the three months ended September 30, 1997 increased by $3,940, or 76.7%, to $9,079 compared to $5,139 for the same period in 1996. This increase reflects higher interest incurred of $4,031, an increase in amortization of deferred financing costs of $273, an increase in the amount of interest capitalized in connection with development projects of $266, an decrease in the amortization of interest rate protection contracts of $115, and a reduction in interest earned on interest rate protection contracts of $17.

The increase in interest incurred is primarily attributable to an increase of approximately $206,749 in the Company's average debt outstanding during the three months ended September 30, 1997 compared to the same period in 1996. The weighted average interest rates were 7.28% and 6.98% for the 1997 and 1996 periods, respectively.

Other charges increased by $507, or 106.7%, to $982. The increase is primarily attributable to higher marketing costs of $199, a higher provision for uncollectible accounts receivable of $117, a higher provision for potentially abandoned projects of $100, increased coupon program expenses of $51, and increased other charges of $40.

In connection with re-leasing space to new merchants, the Company incurred $100 and $54 in capital expenditures during the three months ended September 30, 1997 and 1996, respectively.

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996

Summary

For the nine months ended September 30, 1997, the Company reported net income of $1,303 on total revenues of $92,924. For the nine months ended September 30, 1997, the net loss applicable to common shareholders was $7,977 or $0.48 per common share.

For the nine months ended September 30, 1996, the Company reported net income of $6,925 on total revenues of $63,112. These results include a second quarter nonrecurring charge (the "Nonrecurring Charge") and an extraordinary loss of $6,131 and $1,017 (net of minority interests in the amount of $3,263), respectively, related to a binding loan commitment that the Company obtained on September 5, 1996. For the nine months ended September 30, 1996, the net loss applicable to common shareholders was $4,311 or $0.67 per common share.

Revenues

Total revenues were $92,924 for the nine months ended September 30, 1997 as compared to $63,112 for the nine months ended September 30, 1996, an increase of $29,812, or 47.2%. Base rents increased $17,898, or 46.6%, during the nine months ended September 30, 1997 compared to the same period in 1996. Straight-line rents (included in base rents) were $392 and $338 for the nine months ended September 30, 1997 and 1996, respectively. These increases were primarily due to the Portfolio Expansion.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $1,121, or 87.8%, during the nine months ended September 30, 1997 compared to the same period in 1996. This increase was attributable to higher reported merchant sales in the 1997 period and the Portfolio Expansion. For the nine months ended September 30, 1997, same-space sales in centers owned by the Company increased 4.7% compared to the same period in 1996. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1996. The Company's same-space sales for the year ended December 31, 1996 were $232.45 per square foot. For the nine months ended September 30, 1997, same-store sales increased by 3.1% compared to the same period in 1996. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened since January 1, 1996.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $8,576, or 47.5%, during the nine months ended September 30, 1997 over the same period in 1996. This increase was primarily due to the Portfolio Expansion.

Income (loss) from investment partnerships decreased by $971, or 113.0%, for the nine months ended September 30, 1997 to $(112) from $859 for the same period in 1996. This decrease reflects the Company's purchase of its joint venture partner's first mortgage and 50.0% ownership interest in Grove City Factory Shops Partnership on November 1, 1996. As a result of its acquisition, the Company owns 100.0% of this factory outlet center and, therefore, commencing November 1, 1996, its operations are included in the consolidated results of the Company. Prior to November 1, 1996, the Company accounted for its interest in Grove City Factory Shops under the equity method of accounting. The decrease also reflects the Company's purchase of its joint venture partner's first mortgage and 25.0% ownership interest in Buckeye on September 2, 1997. As a result of this acquisition, the Company owns 100.0% of this factory outlet center and, therefore, commencing September 2, 1997, its operations are included in the consolidated results of the Company. Prior to September 2, 1997, the Company accounted for its interest in Buckeye under the equity method of accounting. The decrease in income (loss) from investment partnerships was also due to a decrease of $223 in the Company's share of earnings in its joint ventures.

Interest and other income increased by $3,188, or 71.1%, to $7,674 during the nine months ended September 30, 1997 as compared to $4,486 for the nine months ended September 30, 1996. The increase reflects higher interest income of $2,256, gain on outlot sales of $598, temporary tenant income of $285, municipal assistance income of $947, customer service income of $88, and ancillary income of $105. These increases were offset by reduced property development fees and construction management fees, including lease commissions, of $967, and property management fees of $124. The increase in interest income was primarily due to interest earnings on the Company's expansion loan escrow included in restricted cash.

Expenses

Property operating expenses increased by $5,959, or 41.0%, to $20,495 for the nine months ended September 30, 1997 compared to $14,536 for the same period in 1996. Real estate taxes increased by $3,384, or 87.8%, to $7,238 for the nine months ended September 30, 1997 from $3,854 in the same period for 1996. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 4, depreciation and amortization expense increased by $5,937, or 43.7%, to $19,515 for the nine months ended September 30, 1997 compared to $13,578 for 1996. This increase results from the depreciation and amortization of assets comprising the Portfolio Expansion.

TABLE 4 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                           Nine months ended
                                                             September 30
                                                     ---------------------------
                                                          1997           1996
--------------------------------------------------------------------------------

Buildings and improvements                              $10,131        $6,744
Land improvements                                         2,069         1,455
Tenant improvements                                       5,348         3,648
Furniture and fixtures                                      616           486
Leasing commissions(1)                                    1,351         1,245
                                                        -------        ------
       Total                                            $19,515       $13,578
                                                        =======       =======
================================================================================
Note:
(1) In accordance with GAAP, leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

TABLE 5 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                           Nine months ended
                                                             September 30
                                                     ---------------------------
                                                          1997           1996
--------------------------------------------------------------------------------

Interest incurred                                       $28,118       $16,651
Interest capitalized                                     (2,942)       (2,175)
Interest earned on interest rate protection contracts       (86)         (162)
Amortization of deferred financing costs                  1,818         1,928
Amortization of interest rate protection contracts        1,043         1,101
                                                        -------       -------
       Total                                            $27,951       $17,343
                                                        =======       =======
================================================================================

As shown in TABLE 5, interest expense for the nine months ended September 30, 1997 increased by $10,608, or 61.2%, to $27,951 compared to $17,343 for the same period in 1996. This increase reflects higher interest incurred of $11,467 and a reduction in interest earned on interest rate protection contracts of $76, partially offset by a decrease in amortization of deferred financing costs of $110, a decrease in amortization of interest rate protection contracts of $58, and an increase in the amount of interest capitalized in connection with development projects of $767.

The increase in interest incurred is primarily attributable to an increase of approximately $207,046 in the Company's average debt outstanding during the nine months ended September 30, 1997 compared to the same period in 1996. The weighted average interest rates were 7.24% and 7.12% for the 1997 and 1996 periods, respectively.

Other charges decreased by $5,212, or 67.8%, to $2,475. This decrease is primarily attributable to the Nonrecurring Charge of $6,131 during the 1996 period partially offset by, increased marketing costs of $410, a higher provision for uncollectable accounts receivable of $312, a higher provision for potentially abandoned projects of $100, and increased other miscellaneous charges of $97.

In connection with re-leasing space to new merchants, the Company incurred $241 and $194 in capital expenditures during the nine months ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash -- General

For the nine months ended September 30, 1997, net cash provided by operating activities was $34,558. Net cash used in investing activities was $106,736 for the nine months ended September 30, 1997. The primary use of these funds was for costs associated with the completion of factory outlet centers and expansions opened during 1996, costs associated with the acquisition of three factory outlet centers, costs related to the purchase of the Company's joint venture partner's 25.0% ownership interest in Buckeye, and costs for pre-development activities associated with future development. Net cash provided by financing activities was $92,031 for the nine months ended September 30, 1997. The sources of these funds were primarily the proceeds from new borrowings and the Company's public and private offerings of certain equity securities of $91,767 and $193,774, respectively. Such proceeds were offset by principal repayments on notes payable of $162,770, distributions to minority interests (including distributions to the limited partner unit holders) of $7,803, and preferred and common stock distributions of $22,460.

Sources and Uses of Cash -- 1997 Equity Transactions

On January 10, 1997, the Company filed a Form S-3 Registration Statement (the "January 1997 Shelf Registration") with the Securities and Exchange Commission (the "SEC") to register $100,000 of the Company's equity securities. On February 20, 1997, the Company completed a public offering (the "February Offering") by issuing 2,080,000 shares of its Common Stock at $12.50 per share and 175,800 shares of its Convertible Preferred Stock at $22.75 per share. In addition, on March 10, 1997, the underwriter of the February Offering exercised its overallotment option to purchase 310,300 shares of the Company's Common Stock at $12.50 per share. As a result of the February Offering, the Company received net proceeds of $31,930 that were used to (i) repay certain outstanding indebtedness aggregating $26,500, (ii) to fund development and construction activities, and
(iii) for general corporate purposes.

On June 17, 1997, the Company filed a Form S-3 Registration Statement (the "June 1997 Shelf Registration") with the SEC to register $300,000 of the Company's equity securities, including $66,122 of the Company's equity securities that remained available under the January 1997 Shelf Registration.

In September 1997, the Company completed a public offering of 11,500,000 shares (including 1,500,000 shares related to exercise of underwriters' overallotment option) of its Common Stock at $14.00 per share (the "September Offering"). In addition, on September 8, 1997, the Company issued 727,273 Series C Preferred Units at $13.75 per unit pursuant to the initial draw of the Private Placement. See Note 4 - "Private Placement" of the Notes to the Consolidated Financial Statements for additional information. As a result of the September Offering and the initial draw on the Private Placement (collectively, the "September Capital Transactions"), the Company received net proceeds of $162,750 after commissions and underwriting discounts. A portion of the net proceeds from the September Capital Transactions were used (i) to repay certain outstanding corporate indebtedness aggregating $113,410 and (ii) to acquire the 25.0% ownership interest of Salomon Brothers Realty Corp. ("SBRC") in Buckeye for $23,148 (including $22,642 of mortgage indebtedness relating to such property). The remaining net proceeds from the September Capital Transactions of $26,192 will be used (i) to fund development and construction activities, (ii) to fund property acquisitions, and (iii) for general corporate purposes.

As a result of the September Offering, as of September 30, 1997, the Company had $139,000 of availability under the June 1997 Shelf Registration. From time to time, the Company will consider issuing additional equity securities under the June 1997 Shelf Registration for the development or acquisition of additional properties, the expansion and improvement of existing properties, repayment of indebtedness, and for general corporate purposes.

Sources and Uses of Cash -- Property Acquisitions and Investment in Partnerships

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

On September 2, 1997, the Company acquired the 25.0% ownership interest in Buckeye from its joint venture partner, SBRC, for $23,148 (including $22,642 of mortgage indebtedness relating to such property), thereby increasing its ownership percentage in such property to 100.0%. Prior to September 2, 1997, the Company accounted for its 75.0% investment in Buckeye using the equity method of accounting. Commencing September 2, 1997, the operating results of Buckeye are consolidated. The Company financed the acquisition with proceeds from the September Offering. See

Note 3 - "Capital Stock Offerings" of the Notes to the Consolidated Financial Statements for additional information.

On October 29, 1997, the Company acquired Tidewater Outlet Mall, Manufacturer's Outlet Mall, Kittery Outlet Village (the "Kittery Properties"), and Latham Factory Outlet Center (the "Latham Property") from an unrelated third party for an aggregate purchase price of $26,000. The Company financed the purchase with proceeds from the September Offering and the Company's unsecured line of credit.

The Kittery Properties are located in Kittery, Maine and serve the Boston, Massachusetts and Portland, Maine markets. The Kittery Properties contain approximately 121,000 square feet of GLA, and were 100.0% occupied as of October 31, 1997. The Latham Property is located in Latham, New York, north of Albany, New York and south of Saratoga Springs, New York. The Latham Property contains approximately 44,000 square feet of GLA and was 100.0% occupied as of October 31, 1997.

During 1997 and 1998, the Company will continue to explore acquisitions of factory outlet centers in the United States. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

Planned Development

Management believes that there is sufficient demand for continued development of new factory outlet centers and the expansion of certain existing factory outlet centers. The Company expects to open approximately 224,000 square feet of GLA during 1997 in connection with planned expansions of existing factory outlet centers. At September 30, 1997, the remaining budgeted capital expenditures for these expansions aggregated approximately $6,614, while anticipated capital expenditures related to the completion of new factory outlet centers and expansions opened during the year ended December 31, 1996 (aggregating 930,000 square feet of GLA) approximated $3,815.

Management believes that the Company has sufficient capital and capital commitments to fund the remaining capital expenditures associated with its 1996 and 1997 development activities. These funding requirements are expected to be met, in large part, with borrowings under various loan facilities including cash escrow accounts established for future developments and the proceeds from the September Capital Transactions. As of September 30, 1997, unused commitments were $71,290.

The Company plans to open new factory outlet centers and expansions in 1998 that are expected to contain approximately 700,000 square feet of GLA, in the aggregate, and have a total expected development cost of approximately $93,227. The Company expects to fund the development cost of its new factory outlet centers and expansions from (i) certain line of credit facilities, (ii) retained cash flow from operations, (iii) construction loans, (iv) proceeds from the September Capital Transactions, and (v) the sale of equity securities in the public or private capital markets. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the 1998 planned openings or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

Debt Repayments and Preferred Stock Distributions and Dividends

The Company's aggregate indebtedness was $428,520 and $499,523 at September 30, 1997 and December 31, 1996, respectively. At September 30, 1997, such indebtedness had a weighted average maturity of 7.2 years and bore interest at a weighted average interest rate of 7.0% per annum. At December 31, 1996, such indebtedness had a weighted average maturity of 6.7 years and bore interest at a weighted average interest rate of 7.10% per annum. At September 30, 1997, $43,547, or 10.2%, of such indebtedness bore interest at fixed rates and $384,973, or 89.8%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates. Of the variable-rate indebtedness outstanding at September 30, 1997, approximately $356,723 is scheduled to convert to a fixed rate of 7.782% in November 1998 for the remaining five years of the note.

At September 30, 1997, the Company held interest rate protection contracts on $28,250 of floating rate tax-exempt indebtedness and $356,723 of other floating rate indebtedness (or approximately 100.0% of its total floating rate indebtedness) and these contracts expire in 1999 and 1998, respectively. In addition, the Company held additional interest rate protection contracts on $43,900 of the $356,723 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates.

The Company's ratio of debt to total market capitalization at September 30, 1997 (defined as total debt divided by the sum of: (i) the aggregate market value of the outstanding shares of Common Stock, assuming the full exchange of Common Units and Series C Preferred Units into Common Stock; (ii) the aggregate market value of the outstanding shares of Convertible Preferred Stock; (iii) the aggregate liquidation preference of the Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") at $25.00 per share; and (iv) the total debt of the Company) was 38.0%.

The Company is obligated to repay $899 of mortgage indebtedness during the remainder of 1997 and $5,206 in 1998. Annualized cumulative dividends on the Company's Senior Preferred Stock, Convertible Preferred Stock and Series C Preferred Units outstanding as of September 30, 1997 are $6,038, $6,336, and $858, respectively. These dividends are payable quarterly, in arrears.

The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources, including the potential sale of equity securities in the public or private capital markets, will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements, and operating cash needs for the next year.

Economic Conditions

Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At September 30, 1997, the Company maintained interest rate protection contracts to protect against significant increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Distributions and Dividends").

The Company intends to reduce operating and leasing risks by managing its existing portfolio of properties with the goal of improving its tenant mix, rental rates and lease terms and attracting upscale fashion and national brand-name manufacturers and retailers as merchants.

Funds from Operations

Management believes that to facilitate a clear understanding of the Company's operating results, funds from operations ("FFO") should be considered in conjunction with net income (loss) presented in accordance with GAAP. In March 1995, the National Association of Real Estate Investment Trusts established guidelines clarifying the definition of FFO. FFO is defined as net income (loss) (determined in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures.

The Company generally considers FFO an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. The Company's FFO is not comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than does the Company. Therefore, the Company cautions that the calculation of FFO may vary from entity to entity and, as such, the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

TABLE 7 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the three and nine months ended September 30, 1997 and 1996.

FFO before allocations to preferred shareholders and minority interests increased $1,725, or 18.4%, to $11,104 for the three months ended September 30, 1997 compared to $9,379 for the three months ended September 30, 1996. FFO before allocations to preferred shareholders and minority interests was $31,942 and $17,945 for the nine months ended September 30, 1997 and 1996, respectively. The 1996 results include the Nonrecurring Charge of $6,131. Excluding the Nonrecurring Charge, FFO before allocations to preferred shareholders and minority interests increased $7,866, or 32.7%, to $31,942 for the nine months ended September 30, 1997 compared to $24,076 for the nine months ended September 30, 1996. The increases in the 1997 periods compared to the 1996 periods are primarily attributable to the Portfolio Expansion.

TABLE 7 -- Funds from Operations
                                                                     Three months ended                  Nine months ended
                                                                        September 30                        September 30
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       1997             1996             1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
Income before minority interests and extraordinary item            $  4,091          $  4,175        $  11,167          $   3,282
FFO adjustments:
Real estate depreciation and amortization                             6,558             4,410           19,305             13,093
Unconsolidated joint venture adjustments                                455               794            1,470              1,570
                                                                   --------          --------        ---------          ---------
FFO before allocations to minority
   interests and preferred shareholders                            $ 11,104          $  9,379        $  31,942          $  17,945
                                                                   ========          ========        =========          =========
===================================================================================================================================

PART II:  OTHER INFORMATION


Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities


                           On August 18, 1997, the Company entered into a purchase agreement with an institutional investor providing for the issuance of a new series of cumulative convertible non-voting preferred securities at $13.75 per unit, or an aggregate $60.0 million in cash. Net proceeds of $58.8 million, after commissions, will be used to fund the Company's continued acquisition and development programs. An initial $10.0 million of proceeds was drawn on September 8, 1997 and the Company issued 727,273 Series C Preferred Units. The balance of the proceeds may be drawn through December 6, 1997 with the timing and amount of draws determined, subject to certain limitations, at the discretion of the Company.

                           The preferred securities will pay dividends equivalent to the amount being paid on the Company's shares of common stock, with an annual minimum equal to $1.18 per unit. The preferred securities may be converted into shares of common stock on a one-to-one basis commencing August 8, 1998 (or earlier under certain conditions).

                           In addition, the Company, subject to certain conditions, has agreed to waive the ownership limitations otherwise applicable to the common stock to permit the investor to own, at any one time, the shares of common stock issuable upon conversion of the preferred securities. The Company has the right to call the preferred securities after ten years. Subject to certain conditions, the preferred securities may take the form of shares of preferred stock in the Company or preferred units of partnership interest in Prime Retail, L.P. that will be exchangeable for shares of preferred stock or common stock on a one-to-one basis.

                           Pursuant to the purchase agreement, as long as the investor owns more than 9.9 % of the outstanding shares of common stock of the Company, the investor will be subject to certain standstill restrictions, including restrictions relating to the acquisition of additional shares and various other matters. Pursuant to a registration rights agreement, the Company has granted the investor certain registration rights to facilitate resale of its shares under certain conditions.

                           The  above-described   transaction  was  effected  in
                           reliance upon an exemption under Section 4(2) of the Securities Act of 1933, as amended.

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

                  None

Item 6.           Exhibits or Reports on Form 8-K

                  (a)     The following exhibits are included in this Form 10-Q:

                           Exhibit 12 Ratio of Earnings to Fixed Charges and Preferred Stock Dividends and Distributions

                           Exhibit 27         Financial Data Schedule
                                              (EDGAR filing)

                  (b)     Reports on Form 8-K:

                           On August 8, 1997, the Company filed a Current Report on Form 8-K, dated August 8, 1997, reporting (i) the acquisition of Oak Creek Factory Outlets, Bend Factory Outlets and The Factory Outlets at Posts Falls (the "Benderson Acquired Properties") for an aggregate purchase price of $37.3 million.
                           (previously reported on Form 8-K filed with the Securities and Exchange Commission on February 13,
                           1997) and (ii) its intention to purchase the 25.0% ownership interest of its joint venture partner in Buckeye Factory Shops Limited Partnership (the "Buckeye Acquisitions") for $23.1 million (including the repayment of $22.6 million of mortgage indebtedness relating to such property). Pro forma consolidated financial statements of the Company and audited statements of revenue and certain expenses of the acquired properties were filed with this Form 8-K.

                           On August 11, 1997, the Company filed a Current Report on Form 8-K, dated August 11, 1997, announcing its $60.0 million private placement of Series C Preferred Securities.

                           On August 27, 1997, the Company filed a Current Report on Form 8-K, dated August 27, 1997, which included certain documents relating to the Company's Registration Statement on Form S-3 (File No. 333-29437). No financial statements were included.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  PRIME RETAIL, INC.
                                                     Registrant


Date:  November 12, 1997                     /s/ Abraham Rosenthal
       ------------------                    ----------------------
                                             Abraham Rosenthal
                                             Chief Executive Officer





Date: November 12, 1997                       /s/ Robert P. Mulreaney
      ------------------                      -----------------------
                                              Robert P. Mulreaney
                                              Executive Vice President,
                                              Chief Financial Officer
                                              and Treasurer