Form 10-K
period 1997-12-31
PRIME RETAIL INC
filed 1998-03-26
CIK 911708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         COMMISSION FILE NUMBER: 0-23616

                               PRIME RETAIL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                MARYLAND                                   52-1836258
------------------------------------------     ---------------------------------
     (State or other jurisdiction of           (IRS employer identification no.)
     incorporation or organization)

       100 EAST PRATT STREET
       BALTIMORE, MD  21202                             (410) 234-0782
------------------------------------------     ---------------------------------
(Address of principal executive offices,        (Registrant's telephone number,
           including zip code)                          including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           -----------------------------------------------------------
                          Common Stock, $0.01 par value
8.5% Series B Cumulative Participating Convertible Preferred Stock, $0.01 par
                                     value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
           -----------------------------------------------------------
           10.5% Series A Cumulative Preferred Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $383,835,248 on March 13, 1998 (based on the closing price per share as reported on the New York Stock Exchange - Composite Transactions).

The number of shares of the registrant's Common Stock outstanding as of March 13, 1998 was 27,294,951.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:

DOCUMENT
--------
Proxy Statement for the 1998 annual meeting of
shareholders                                               Part III of Form 10-K

                               PRIME RETAIL, INC.

                                    Form 10-K

                                December 31, 1997

                                TABLE OF CONTENTS


Part I                                                                     Page

Item 1.       Business.......................................................1
Item 2.       Properties.....................................................8
Item 3.       Legal Proceedings.............................................13
Item 4.       Submission of Matters to a Vote of Security Holders...........13

Part II

Item 5.       Market for Registrant's Common Equity and Related Shareholder
               Matters......................................................13
Item 6.       Selected Financial Data.......................................15
Item 7.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................17
Item 8.       Financial Statements and Supplementary Data...................31
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................31

Part III

Item 10.      Directors and Executive Officers of the Registrant............31
Item 11.      Executive Compensation........................................31
Item 12.      Security Ownership of Certain Beneficial Owners and
               Management...................................................31
Item 13.      Certain Relationships and Related Transactions................31

Part IV

Item  14.     Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.....................................................32

              Signatures....................................................38

                                     PART I
                               ITEM 1 -- BUSINESS

The Company

        Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. The Company commenced operations upon completion of its initial public offering (the "Initial Public Offering") on March 22, 1994. The Company is a self-administered and self-managed real estate investment trust ("REIT"). Concurrent with the completion of the Initial Public Offering, the Company became the general partner of Prime Retail, L.P. (the "Operating Partnership") which owns interests in and provides development, leasing, marketing and management services for 28 upscale factory outlet centers and three community shopping centers (the "Properties") with a total of 7,217,000 and 424,000 square feet of gross leasable area ("GLA") at December 31, 1997, respectively. The Properties are located throughout the United States, generally near large metropolitan areas.

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

        On November 12, 1997 and as amended on February 1, 1998, the Company entered into a definitive merger agreement ("Merger Agreement") with Horizon Group, Inc. ("Horizon") for an aggregate consideration of approximately $945,200, including the assumption of $556,900 of Horizon debt and transaction costs. Upon completion of the transaction, the Company will own and operate 48 outlet centers totaling approximately 13,406,261 square feet of GLA. See Note 15
- "Merger Agreement" of the Notes to the Consolidated Financial Statements for additional information.

        The Company's executive offices are located at 100 East Pratt Street, Baltimore, Maryland 21202 (telephone 410-234-0782).

Tax Status

        The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income tax at the corporate level on income it distributes to its stockholders so long as it distributes at least 95% of its taxable income (excluding any net capital gain) each year. Since the Initial Public Offering the Company believes that it has complied with the tax regulations to maintain its REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property.

Business of the Company

        The Company is engaged primarily in the ownership, development, construction, acquisition, leasing, marketing and management of factory outlet centers throughout the United States. Factory outlet centers have become an established segment of the retail industry, enabling value-oriented shoppers to purchase designer and brand-name products directly from manufacturers at discounts generally ranging from 25% to 50% below regular department and specialty store prices.

         Since entering the factory outlet center business in 1988 (through the retail division of The Prime Group, Inc. ("PGI"), from whom the Company acquired certain Properties and management and development operations), the Company has become one of the leading developers and operators in the industry having successfully developed or acquired outlet centers containing approximately 7.2 million square feet of GLA at December 31, 1997, including approximately 1,221,000 square feet of GLA that was acquired and approximately 224,000 square feet of GLA that was developed and completed during 1997.

        The Company pursues acquisition and development strategies designed to take advantage of growth opportunities in the factory outlet segment of the retail industry and to distinguish itself among its competitors. The Company strives to differentiate itself from competitors in the outlet center industry by owning and operating larger outlet centers with highly accessible locations, a larger and more diverse merchandising mix, extensive food and recreational amenities and quality architecture and landscaping, all designed to create an upscale environment in which to showcase merchandise and encourage shopping.

     The average outlet center in the Company's portfolio contains 257,750 square feet of GLA at December 31, 1997, compared to an industry average of approximately 177,656 square feet as reported in January 1998 by Value Retail News ("VRN") an industry trade magazine whose Advisory Board and executive committee includes William H. Carpenter, Jr., President and Chief Operating Officer of theCompany. Management believes that the considerable size of its outlet centers, coupled with the Company's established base of national and international manufacturers of designer and brand-name merchandise, significantly enhances the competitive position of the Company's factory outlet centers.

        The Company's factory outlet centers feature a diversified mix of nationally recognized manufacturers of designer and brand-name merchandise with which the Company and its employees have established long-standing relationships, including AnnTaylor/AnnTaylor Loft, Bose, Brooks Brothers, Corning-Revere, Danskin, Donna Karan, Eddie Bauer, Ellen Tracy, Esprit, First Choice/Escada, Guess?, J. Crew, Jones New York, Levi's/Dockers Outlet, Mikasa, Nautica, Nike, Phillips-Van Heusen (including Bass, Gant, Geoffrey Beene, Izod and Van Heusen), Polo/Ralph Lauren, Reading China & Glass, Reebok, Off-5th Saks Fifth Avenue, Sara Lee (including Champion, Coach, L'eggs, Hanes, Bali, Playtex, and Socks Galore), Sony, Springmaid-Wamsutta, Tommy Hilfiger and VF Corporation (including Lee, Wrangler, Barbizon and Vanity Fair). As a group, the foregoing merchants accounted for approximately 50.2% of the gross revenues of the Company during the year ended December 31, 1997, and occupied approximately 48.9% of the total leased GLA contained in the Company's outlet centers at December 31, 1997. During the year ended December 31, 1997, no group of merchants under common control accounted for more than 5.74% of the gross revenues of the Company or occupied more than 5.36% of the total leased GLA of the Company at December 31, 1997.

        Management has developed close working relationships with its merchants to understand and better anticipate the merchants' immediate and long-term merchandising strategies and retail space requirements. The Company established The Manufacturers Forum(R), an organization of over 100 manufacturers that conducts between three and six industry meetings per year--two of which meetings are held at semi-annual conventions. The meetings are organized and hosted by executives of the Company and are attended by senior executives from member manufacturers. Industry experts are invited to attend as guest speakers to discuss ideas, trends, data and other issues pertinent to the ongoing growth of the factory outlet center business. The Manufacturers Forum(R) was developed as an educational tool for both the Company and the member merchants, including new manufacturers that are investigating opening factory outlet stores, and allows both the Company and member merchants to stay up-to-date with changes in the industry. Topics discussed at The Manufacturers Forum(R) lead to stronger relationships with key merchants and a shared vision with the manufacturers as to future growth of the industry.

Strategies For Growth

        The Company intends, on a long-term basis, to increase its per share funds from operations ("FFO") and the value of its portfolio of factory outlet centers through the active management and expansion of existing factory outlet centers and the selective acquisition and development of factory outlet centers. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not indicative of cash available to fund all of the Company's cash needs and should not be considered as an alternative to net income or any other GAAP measure as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity or the ability to service debt or pay dividends. See "Funds from Operations" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company intends to continue to increase its FFO per share over time by (i) selectively acquiring, expanding, and developing factory outlet centers that offer strong prospects for cash flow growth and capital appreciation, subject to the availability of debt financing on favorable terms and additional equity capital and (ii) managing, leasing and marketing its portfolio of retail properties to increase consumer traffic, sales per square foot, tenant occupancy levels, and the effective base and percentage rents. While no assurances can be given that the Company will successfully implement the foregoing objectives, the Company intends to employ the following strategies:

              Acquisition  of Existing  Outlet  Centers.  The  Company  explores opportunities to acquire factory outlet centers or interests therein that are compatible with the Company's existing portfolio and offer attractive yields, potential cash flow growth and capital appreciation. The Company draws upon its development, leasing, operating and marketing expertise to improve such centers through expansion and/or remerchandising or reletting. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for equity securities of the Company. During 1997, the Company acquired seven centers totaling 1,221,000 square feet of GLA for an aggregate purchase price of $164,300.

              Planned  Development  of New Factory Outlet  Centers.  The Company
             develops new factory outlet centers on sites with favorable demographics, access to interstate highways, good visibility and favorable market conditions that generally can accommodate a minimum of 300,000 square feet of GLA over multiple phases. In March 1997, the Company commenced construction on the Outlet Village of Lebanon located east of Nashville, Tennessee. The Outlet Village of Lebanon, which will contain approximately 208,000 square feet of GLA, has a total expected development cost of approximately $28,900 and is expected to open in the second quarter of 1998. In October 1997, the Company commenced construction on the Outlet Village of Hagerstown located west of Baltimore, Maryland and northwest of Washington, D.C. The Outlet Village of Hagerstown, which will contain approximately 216,000 square feet of GLA, has a total expected development cost of approximately $29,300 and is expected to open in the third quarter of 1998. Management believes that there is sufficient demand for continued development of new factory outlet centers and the expansion of existing outlet centers.

              Strategic  Expansions of Existing Centers. The Company selectively expands its existing factory outlet centers in phased developments that respond to merchant and consumer demand, thereby maximizing returns from these outlet centers through higher effective rents from new merchants based on the proven success and customer drawing power of existing phases. The Company expects to open approximately 327,000 square feet of GLA during 1998 in connection with planned expansions of existing centers. As of February 28, 1998, the Company owned, or held under long-term lease, land contiguous to its outlet centers to construct additional phases totaling approximately 1,500,000 square feet of GLA. The Company also holds options to purchase property adjoining its existing factory outlet centers upon which additional expansions could be constructed.

              Active  Property  Management.  The Company  monitors  and seeks to enhance the operating performance of its centers through intensive merchant and property management, and by providing experienced and professional on-site management. Property managers and marketing directors work with leasing representatives of the Company to systematically review merchant performance, merchandising mix and layout in order to improve sales per square foot. Through its intensive management efforts, the Company attempts to reduce the average occupancy cost on its outlet portfolio while at the same time continuing to provide a high level of merchant and customer service, maintenance and security.

              Innovative Marketing and Promotion. The Company continuously seeks to increase the sales performance of each factory outlet center and markets its factory outlet centers with promotional materials and advertising strategies that target and attract customers. Substantially all factory outlet centers have an experienced marketing director who creates and administers retail marketing strategies that are designed to highlight each factory outlet center's unique merchandising strengths, customized to the local customer base and demographics. The Company advertises its centers using a wide variety of media that can include television, radio and print advertising, promotions, billboards, special events, and an extensive public relations program. These activities are supported by quantitative and qualitative market research based on such information gathering techniques as focus groups and detailed customer surveys. To better understand the needs and expectations of its customers, the Company routinely conducts exit surveys, the results of which are closely reviewed by senior management and, when appropriate, merchants in the center. All of these activities are monitored and reviewed at least quarterly by senior marketing management of the Company.

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

        The Company's outlet centers compete to a limited extent with various full-price and off-price retailers in the highly fragmented retailing industry. However, management believes that the majority of the Company's customers visit outlet centers specifically for designer and brand-name goods at discounted prices. Traditional full-price and off-price retailers are often unable to provide such a variety of products at attractive prices.

        Because several of the Company's outlet centers are located in relatively undeveloped areas, there are often other potential sites near the Company's outlet centers that may be developed into outlet centers by competitors. Seven projects in the Company's portfolio, Factory Outlets at Post Falls (Post Falls, Idaho), Gulf Coast Factory Shops (Ellenton, Florida), Magnolia Bluff Factory Shops (Darien, Georgia), Ohio Factory Shops (Jeffersonville, Ohio), Oxnard Factory Outlet (Oxnard, California), Prime Retail Outlets of Kittery (Kittery, Maine), and San Marcos Factory Shops (San Marcos, Texas), are located within twelve miles of competing factory outlet centers and, therefore, are subject to direct outlet competition. The existence or development of an outlet center with a more convenient location or lower rents may attract the Company's merchants or cause them to seek more favorable lease terms at or prior to renewal of their leases and, accordingly, may affect adversely the business, revenues and/or sales volume of the Company's outlet centers.

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

Employees

        As of December 31, 1997, the Company had 560 employees. The Company believes that its relations with its employees are satisfactory.

Executive Officers

        The following table sets forth the names, positions and, as of December 31, 1997, ages of the executive officers of the Company:

Name                                  Position                                                                Age
Michael W. Reschke                    Chairman of the Board, Director                                         42
Abraham Rosenthal                     Chief Executive Officer, Director                                       48
William H. Carpenter, Jr.             President, Chief Operating Officer, Director                            46
Glenn D. Reschke                      Executive Vice President, Development                                   46
                                       and Acquisitions, Director
Robert P. Mulreaney                   Executive Vice President, Chief Financial                               39
                                       Officer and Treasurer
David G. Phillips                     Executive Vice President, Operations and Marketing                      36
C. Alan Schroeder                     Executive Vice President, General Counsel                               40
                                       and Secretary
R. Bruce Armiger                      Senior Vice President, Development and Construction                     52
                                       Management Services
Steven S. Gothelf                     Senior Vice President, Finance                                          37
Anya T. Harris                        Senior Vice President, Marketing and Communications                     31
John S. Mastin                        Senior Vice President, Leasing                                          51
Steven M. McGhee                      Senior Vice President, Operations                                       43

Biographies of Executive Officers

     Michael W. Reschke. Michael W. Reschke has been the Chairman of the Board of Directors of the Company since the Company's inception. Mr. Reschke founded PGI in 1981 and, since that time, has acted as PGI's Chairman, Chief Executive Officer, and President. For the last 16 years, Mr. Reschke has directed and managed the development, finance, construction, leasing, marketing, acquisition, renovation, and property management activities of PGI. Mr. Reschke also is Chairman of the Board of Directors of Prime Group Realty Trust (NYSE: PGE), a real estate investment trust engaged in the ownership, operation, acquisition and development of office and industrial properties, primarily in the greater Chicago market, and is the successor in interest to the former office and industrial divisions of PGI. Mr. Reschke also is Chairman of the Board of Directors of Brookdale Living Communities, Inc. (NASD: BLCI), a corporation engaged in the ownership, operation, acquisition, and development of senior housing and assisted living facilities and is the successor in interest to the former senior housing division of PGI. Mr. Reschke also is a member of the Board of Directors of Ambassador Apartments, Inc. (NYSE: AAH), a real estate investment trust engaged in the ownership, operation, acquisition and renovation of multi-family residential projects and the successor in interest to the former multi-family division of PGI. Mr. Reschke received a Juris Doctorate degree (summa cum laude) from the University of Illinois after having received a B.A. degree (summa cum laude) in Accounting from Northern Illinois University. Mr. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. Reschke is a member of the Chairman's Roundtable and the Executive Committee of the National Realty Committee, as well as a full member of the Urban Land Institute. Mr. Reschke is the brother of Glenn D. Reschke, an executive officer of the Company.

     Abraham Rosenthal. Abraham Rosenthal has been the Chief Executive Officer and a Director of Prime Retail since the Company's inception. Prime Retail was formed to succeed the retail division of PGI, which has been a developer of retail and factory outlet centers since 1988. Mr. Rosenthal joined PGI in 1988, serving as Vice President, Senior Vice President and, immediately prior to joining the Company, as Executive Vice President. Mr. Rosenthal's responsibilities with the Company include strategic planning, investor relations, capital markets, financing, site selection, site planning and building design, and new business development for the

Company. Mr. Rosenthal has been involved in retail design and development for the past 20 years. Prior to joining PGI, Mr. Rosenthal was Vice President, Design and Construction of Cordish/Embry and Associates. Mr. Rosenthal received a Bachelor of Architecture degree from the University of Maryland School of Architecture, is a registered architect in the State of Maryland and is certified by the National Council of Architectural Registration Board. Mr. Rosenthal is a full member of the Urban Land Institute, the International Council of Shopping Centers ("ICSC"), the National Realty Committee and National Association of Real Estate Investment Trusts ("NAREIT"). Mr. Rosenthal is on the executive committee of the Baltimore Museum of Art and chairs the organization's Development, Marketing and Finance Committee. Mr. Rosenthal is also a member of the Maryland/Israel Development Center and is on the board and a member of the executive committee for Baltimore's Downtown Partnership. Mr. Rosenthal was therecipient of the 1995 Entrepreneur of the Year Award for Maryland Real Estate.

     William H. Carpenter, Jr. William H. Carpenter, Jr. has been President, Chief Operating Officer and a Director of the Company since the Company's inception. Immediately prior to the Initial Public Offering, Mr. Carpenter was associated with PGI. Mr. Carpenter joined PGI in 1989, serving as Senior Vice President and, immediately prior to joining the Company, as Executive Vice President. Mr. Carpenter's responsibilities with the Company include leasing, marketing, operations and management, development, and construction for the Company's retail projects. Prior to joining PGI, Mr. Carpenter was President of D.I. Realty, Inc. (a division of Design International) from 1988 to 1989 and in such capacity managed all aspects of retail leasing and development for D.I. Realty, Inc., including property management, construction, and merchant coordination. Mr. Carpenter previously was senior regional leasing director with The Rouse Company and a partner with Cordish/Embry and Associates in Baltimore, Maryland. In these positions, Mr. Carpenter directed the development and leasing of a number of major urban projects in cooperation with city governments. Over the last 23 years, Mr. Carpenter has been involved in over 57 major urban, suburban and specialty projects throughout the United States. Mr. Carpenter attended the University of Baltimore, is a member of the ICSC, a member of Developers of Outlet Centers, a full member of the Urban Land Institute, sits on the Board and the Executive Committee of the BSO and also sits on the ICSC/VRN Executive Committee.

        Glenn D. Reschke. Glenn D. Reschke is Executive Vice President of Development and Acquisitions and a Director of the Company, where he is responsible for site selection, design and construction for the Company's new retail projects as well as the acquisition of existing outlet centers nationwide. Mr. Reschke joined PGI in 1983 and, since that time, served as Vice President, Senior Vice President and Executive Vice President of PGI, and was responsible for PGI's multi-family, senior housing, single family and land development divisions. Prior to that, Mr. Reschke was the Director of the EPA's Automotive Emission Testing Laboratory in Ann Arbor, Michigan where he managed the nation's automotive emission certification and fuel economy testing programs for the Federal Government. Mr. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana. Mr. Reschke is the brother of Michael W. Reschke, the Company's Chairman of the Board.

     Robert P. Mulreaney. Robert P. Mulreaney is Executive Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Mulreaney joined the Company in 1994. Mr. Mulreaney's responsibilities with the Company include capital market activities, corporate budgeting, financial reporting, investor relations, accounting, taxation, treasury, and management information systems. Prior to joining the Company, Mr. Mulreaney was associated for 14 years with Ernst & Young LLP, where he specialized in accounting and consulting issues related to real estate and financial institutions. Mr. Mulreaney received a Bachelor of Business Administration in Accounting in 1980 from Marshall University. Mr. Mulreaney is a member of the American Institute of Certified Public Accountants, the Maryland Association of Certified Public Accountants, and the West Virginia Society of Certified Public Accountants.

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

     C. Alan Schroeder. C. Alan Schroeder is Executive Vice President, General Counsel and Secretary of the Company. From 1990 to 1994, Mr. Schroeder was an Assistant General Counsel of PGI, responsible for legal matters relating to the retail division of PGI and involved in the division's development, financing, corporate, partnership, construction and management matters. Prior to joining PGI, Mr. Schroeder was associated for four years with Hopkins & Sutter, a Chicago, Illinois based law firm, where he worked primarily on real estate and financing matters. Mr. Schroeder received a Juris Doctorate degree from The University of Chicago Law School. Mr. Schroeder received an A.B. degree in Economics and Sociology from Bowdoin College in Brunswick, Maine. Mr. Schroeder is licensed to practice law in Illinois.

     R. Bruce Armiger. R. Bruce Armiger is Senior Vice President, Development and Construction Management Services for the Company. Mr. Armiger's responsibilities with the Company include supervision of project development and construction for all of the Company's outlet centers. Mr. Armiger joined PGI in 1992, and since that time, acted as Vice President of the Retail Division of PGI. Prior to joining PGI, Mr. Armiger was Vice President and Director of Construction and Engineering of The Rouse Company for a period of 15 years. At The Rouse Company, Mr. Armiger was responsible for all of the construction activities of the company consisting of over 5,000,000 square feet of GLA during his tenure. Mr. Armiger has a Bachelor of Arts degree and Masters of Business Administration from Loyola College, Baltimore, Maryland.

     Steven  Gothelf.  Steven Gothelf is Senior Vice  President,  Finance of the
Company. Mr. Gothelf joined PGI in 1990 and, since that time, served as Vice President of Asset and Development Management. Mr. Gothelf's responsibilities with the Company include financing, capital market activities, and the review and analysis of potential outlet center acquisitions. For two years prior to joining PGI, Mr. Gothelf was Vice President of Finance and Administration of Clarion Development Inc. Before joining Clarion Development Inc., Mr. Gothelf was a Market Maker for financial futures at the Chicago Board of Trade and prior to that was a Manager of Real Estate Tax and Consulting for KPMG Peat Marwick LLP. Mr. Gothelf received his B.S. degree in Accounting from the University of Illinois and is a certified public accountant.

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

     John S. Mastin. John S. Mastin is Senior Vice President, Leasing of the Company. Mr. Mastin's responsibilities with the Company include supervision of leasing and merchandising for all of the Company's outlet centers. Mr. Mastin joined the Company in June of 1996. Prior to joining the Company, Mr. Mastin spent 24 years with The Rouse Company. At The Rouse Company, Mr. Mastin began his career as a Junior Leasing Representative and was promoted to Vice President and Assistant Director of Leasing. Mr. Mastin led the leasing effort for The Rouse Company with numerous regional malls as well as inner-city festival market places which include Bayside in Miami, Florida, and the redevelopment of Underground Atlanta in Atlanta, Georgia. Mr. Mastin was involved in the releasing and remerchandising effort for the operating properties division of The Rouse Company. Prior to The Rouse Company, Mr. Mastin was a Naval Aviator for four years. Mr. Mastin received his Bachelor of Arts in English from Niagara University. Mr. Mastin is a member of the ICSC.

     Steven M. McGhee. Steven M. McGhee is Senior Vice President, Operations of the Company. Mr. McGhee has been affiliated with PGI since October, 1989, most recently as Vice President and Director of Operations. Prior to joining PGI, Mr. McGhee was General Manager for CBL and Associates for two years where he marketed and managed a portfolio of 1,500,000 square feet of retail properties. Prior to that Mr. McGhee spent 15 years with the Melville Corporation, a specialty retail chain were he was eventually responsible for the operations of approximately 140 stores nationwide. Mr. McGhee attended the University of Tennessee majoring in Business Administration. Mr. McGhee is a member of the ICSC, Value Retail News and Building Owners and Managers Association (BOMA), and Honorary Editorial Board Member for Specialty Retail Report. Mr. McGhee received designation as a CSM, (certified shopping center manager) from the ICSC in October 1995.

                              ITEM 2 -- PROPERTIES

General

        The Company's strategy is to build on its reputation and experience in the factory outlet center business and to capitalize on the current trend in value-oriented retailing through the selective acquisition and development of factory outlet centers and the strategic expansion of its existing factory outlet centers. As a fully-integrated real estate company, the Company provides development, construction, finance, leasing, accounting, marketing and management services for all of its properties. At December 31, 1997, the Company's portfolio consisted of (i) 28 factory outlet centers aggregating 7,217,000 square feet of GLA (including 595,000 square feet of GLA at factory outlet centers owned through joint venture partnerships), (ii) three community shopping centers aggregating 424,000 square feet of GLA and (iii) 159,000 square feet of GLA of office space.

        The table set forth below summarizes certain information with respect to the Company's existing centers as of December 31, 1997 (see "Note 7 -- Bonds and Notes Payable" of the Notes to the Consolidated Financial Statements contained herein for information with respect to mortgage indebtedness on the Company's properties).

                             Portfolio of Properties

                                December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Grand            GLA      Percentage
Factory Outlet Centers                                                  Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Niagara International Factory Outlets (2)--Niagara Falls, New York......   I            July 1982        300,000           96%
                                                                          II            August 1985      234,000           79
                                                                                                        --------          ---
                                                                                                         534,000           88

Prime Retail Outlets of Kittery (3)--Kittery Maine......................   I            April 1984        25,000          100
                                                                          II            May 1984          78,000          100
                                                                         III            August 1989       18,000          100
                                                                                                        --------          ---
                                                                                                         121,000          100

Latham Factory Outlets (3)--Latham, New York............................   I            August 1987       43,000          100

Warehouse Row Factory Shops (4)--Chattanooga, Tennessee.................   I            November 1989     95,000           94
                                                                          II            August 1993       26,000           94
                                                                                                        --------          ---
                                                                                                         121,000           94

Oak Creek Factory Stores (5)--Sedona, Arizona ..........................   I            August 1990       82,000          100

San Marcos Factory Shops--San Marcos, Texas.............................   I            August 1990      177,000           99
                                                                          II            August 1991       70,000          100
                                                                         III            August 1993      117,000           98
                                                                        IIIB            November 1994     20,000           91
                                                                        IIIC            November 1995     35,000          100
                                                                                                        --------          ---
                                                                                                         419,000           99

Shasta Factory Stores (2)--Anderson, California.........................  I             August 1990      165,000           91

Factory Outlets at Post Falls (5)--Post Falls, Idaho ...................  I             July 1991        111,000           92
                                                                         II             July 1992         68,000           71
                                                                                                        --------          ---
                                                                                                         179,000           84

Gulf Coast Factory Shops--Ellenton, Florida.............................  I            October 1991      187,000           98
                                                                         II            August 1993       123,000          100
                                                                        III            October 1996       30,000          100
                                                                                                        --------          ---
                                                                                                         340,000           99

Triangle Factory Shops--Raleigh-Durham, North Carolina..................  I            October 1991      181,000           99
                                                                         II            July 1996           6,000          100
                                                                                                        --------          ---
                                                                                                         187,000           99

                       Portfolio of Properties (continued)

                                December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Grand              GLA          Percentage
Factory Outlet Centers                                                  Phase        Opening Date        (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Coral Isle Factory Shops--Naples/Marco Island, Florida..................   I         December 1991         94,000            100%
                                                                          II         December 1992         32,000             82
                                                                                                         --------            ---
                                                                                                          126,000             95

Castle Rock Factory Shops--Castle Rock, Colorado........................   I         November 1992        181,000             97
                                                                          II         August 1993           94,000             99
                                                                         III         November 1993         95,000            100
                                                                          IV         August 1997          110,000            100
                                                                                                         --------            ---
                                                                                                          480,000             99

Bend Factory Outlets (5)--Bend, Oregon..................................   I         December 1992         97,000             86

Ohio Factory Shops--Jeffersonville, Ohio................................   I         July 1993            186,000             98
                                                                          II         November 1993        100,000            100
                                                                         IIB         November 1994         13,000             75
                                                                        IIIA         August 1996           35,000            100
                                                                        IIIB         March 1997            73,000             73
                                                                                                         --------            ---
                                                                                                          407,000             93

Gainesville Factory Shops--Gainesville, Texas...........................  I           August 1993         210,000             89
                                                                         II           November 1994       106,000             92
                                                                                                         --------            ---
                                                                                                          316,000             90

Nebraska Crossing Factory Stores (6)--Gretna, Nebraska..................  I           October 1993        192,000             88

Rocky Mountain Factory Stores--Loveland, Colorado.......................  I           May 1994            139,000            100
                                                                         II           November 1994        50,000            100
                                                                        III           May 1995            114,000            100
                                                                         IV           May 1996             25,000            100
                                                                                                         --------            ---
                                                                                                          328,000            100

Oxnard Factory Outlet (7)--Oxnard, California...........................  I           June 1994           148,000             88

Grove City Factory Shops--Grove City, Pennsylvania......................  I           August 1994         235,000             99
                                                                         II           November 1994        95,000            100
                                                                        III           November 1995        85,000             99
                                                                         IV           November 1996       118,000             99
                                                                                                         --------            ---
                                                                                                          533,000             99

Huntley Factory Shops--Huntley, Illinois................................  I           August 1994         192,000             98
                                                                         II           November 1995        90,000             88
                                                                                                         --------            ---
                                                                                                          282,000             92


Florida Keys Factory Shops--Florida City, Florida.......................  I           September 1994       208,000            88

Indiana Factory Shops (6)--Daleville, Indiana...........................  I           November 1994        208,000            90
                                                                         IIA          November 1996         26,000            35
                                                                                                         ---------           ---
                                                                                                           234,000            84

Kansas City Factory Outlets--Odessa, Missouri...........................  I           July 1995            191,000           100
                                                                         II           November 1996        105,000            66
                                                                                                         ---------           ---
                                                                                                           296,000            88

Magnolia Bluff Factory Shops (8)--Darien, Georgia.......................  I           July 1995            238,000            89
                                                                         IIA          November 1995         49,000            99
                                                                         IIB          July 1996             20,000           100
                                                                                                         ---------           ---
                                                                                                           307,000            91

                       Portfolio of Properties (continued)

                                December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Grand            GLA         Percentage
Factory Outlet Centers                                                  Phase        Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Arizona Factory Shops (9)--Phoenix, Arizona.............................   I        September 1995        217,000            98%
                                                                          II        September 1996        109,000            93
                                                                                                        ---------           ---
                                                                                                          326,000            96

Gulfport Factory Shops (10)--Gulfport, Mississippi......................   I        November 1995         228,000            97
                                                                          IIA       November 1996          40,000            82
                                                                          IIB       November 1997          38,000            38
                                                                                                        ---------           ---
                                                                                                          306,000            88

Buckeye Factory Shops (11)--Burbank, Ohio...............................   I        November 1996         205,000            95

Carolina Factory Shops--Gaffney, South Carolina.........................   I        November 1996         235,000            95
                                                                                                        ---------           ---
Total Factory Outlet Centers (12)......................................                                 7,217,000            94%
                                                                                                        =========           ===
====================================================================================================================================

Notes:
(1) Percentage reflects fully executed leases as of December 31, 1997 as a percent of square feet of GLA.
(2) The Company acquired this factory outlet center on December 2, 1997 from an unrelated third party.
(3) The Company acquired this factory outlet center on October 29, 1997 from an unrelated third party.
(4) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property. Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet is not included in this table and such space was 78% leased as of December 31, 1997.
(5) The Company acquired this factory outlet center on February 13, 1997 from an unrelated third party.
(6) Upon consummation of the Merger Agreement, the Company intends to sell this factory outlet center (see Note 15 - "Merger Agreement" of the Notes to Consolidated Financial Statements).
(7) On February 7, 1997, the Company purchased an additional 20% interest from a joint venture partner, increasing the Company's ownership interest in this property to 50%.
(8) The Company operates this property pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(9) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(10) The real property on which this outlet center is located is subject to a long-term ground lease. The Company receives the economic benefit of a 100% ownership interest.
(11) On September 2, 1997, the Company purchased its joint venture partner's 25% partnership interest in Buckeye Factory Shops Limited Partnership and now owns 100% of this factory outlet center.
(12) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 96% leased as of December 31, 1997.

        As of February 28, 1998, the Company owned, or held under long-term leases, land contiguous to its outlet centers to construct additional phases totaling approximately 1,500,000 square feet of GLA. The Company also holds options to purchase property adjoining its existing factory outlet centers upon which additional expansion could be constructed. Property held for sale by a REIT is subject to significant restrictions imposed by the Code. Consequently, it is the Company's intention to hold its undeveloped parcels for future development, expansion or lease, rather than for sale.

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

        The following table sets forth, as of December 31, 1997, tenant lease expirations for the next 10 years at the Company's factory outlet centers (assuming that none of the tenants exercise any renewal option and including leases at factory outlet centers owned through joint venture partnerships):

------------------------------------------------------------------------------------------------------------------------------------
                       Lease Expirations -- Outlet Centers
                ---------------------------------------------------                                                 % of Total
                                                                                                                    Annualized
                        Number of                  Approximate                      Annualized                      Minimum Rent
                         Leases                        GLA                        Minimum Rent of                  Represented by
Year                    Expiring                     (Sq. Ft.)                    Expiring Leases                  Expiring Leases
------                  ---------                  -----------                    ---------------                  ---------------
 1998                      208                          672,590                     $  8,676,382                            8.95%
 1999                      282                          951,096                       13,884,059                           14.32
 2000                      362                        1,219,241                       19,129,588                           19.73
 2001                      386                        1,318,768                       20,735,895                           21.39
 2002                      280                          974,632                       15,499,971                           15.99
 2003                       67                          309,794                        4,904,704                            5.06
 2004                       53                          328,272                        4,646,025                            4.79
 2005                       46                          272,619                        4,268,191                            4.40
 2006                       30                          178,420                        2,730,946                            2.82
 2007                        9                           36,262                          552,230                            0.57
====================================================================================================================================

Tenants

        In management's view, the tenant mix is one of the most important factors in promoting an outlet center's success. Virtually all aspects of the Company's outlet centers, ranging from site selection to architectural design, are planned to attract and retain a diverse mix of nationally and internationally recognized manufacturers of upscale designer and brand-name products. Crucial to the development of a new outlet center is having lead tenants committed to the outlet center early in the process. In management's view, lead tenants are manufacturers that during the development of an outlet center attract other high-quality manufacturers to the outlet center and provide for a well-balanced and diversified mix of tenants that will attract consumers to the outlet center. During the year ended December 31, 1997, no group of tenants under common control accounted for more than 5.74% of the gross revenues of the Company or occupied more than 5.36% of the total GLA of the Company.

        The  following  list  includes some of the lead tenants in the Company's outlet centers based on leases executed as of December 31, 1997:
                                                                                          NUMBER OF                   % OF LEASED
TENANT                                                                                     STORES                         GLA
------                                                                                    ---------                   -----------
PHILLIPS-VAN HEUSEN
     BASS .............................................................................       19                            1.82%
     VAN HEUSEN .......................................................................       24                            1.46
     GEOFFREY BEENE ...................................................................       21                            1.32
     IZOD .............................................................................       16                            0.51
     GANT .............................................................................        6                            0.25
                                                                                             ---                            ----
        SUBTOTAL PHILLIPS-VAN HEUSEN...................................................       86                            5.36

DRESS BARN, INC.
     WESTPORT, LTD./WESTPORT WOMAN/DRESS BARN..........................................       29                            2.75
     SBX...............................................................................        2                            0.19
                                                                                             ---                            ----
        SUBTOTAL DRESS BARN, INC.......................................................       31                            2.94

SARA LEE
    L'EGGS/HANES/BALI/PLAYTEX..........................................................       22                            1.46
    CHAMPION...........................................................................        6                            0.29
    COACH..............................................................................       11                            0.42
    SOCKS GALORE.......................................................................        3                            0.06
                                                                                             ---                            ----
        SUBTOTAL SARA LEE..............................................................       42                            2.24

CASUAL CORNER GROUP, INC.
     CASUAL CORNER OUTLET..............................................................       16                            1.08
     CASUAL CORNER WOMAN...............................................................        9                            0.35
     PETITE SOPHISTICATE ..............................................................       16                            0.59
                                                                                             ---                            ----
        SUBTOTAL CASUAL CORNER GROUP, INC. ............................................       41                            2.01


OFF 5TH-SAKS FIFTH AVENUE..............................................................        8                            2.39
LEVI'S OUTLET..........................................................................       16                            2.04
BUGLE BOY..............................................................................       23                            1.90
MIKASA.................................................................................       16                            1.83
GAP....................................................................................       12                            1.74
REEBOK.................................................................................       12                            1.57
OSHKOSH B'GOSH/GENUINE KIDS............................................................       25                            1.51
NIKE...................................................................................        9                            1.49
SPRINGMAID-WAMSUTTA....................................................................       14                            1.46
CORNING-REVERE.........................................................................       20                            1.44
JONES NEW YORK.........................................................................       33                            1.42
DESIGN'S INC./BOSTON TRADER............................................................       12                            1.38
VANITY FAIR/LEE/WRANGLER/BARBIZON......................................................        4                            1.36
CARTERS................................................................................       19                            1.34
POLO/RALPH LAUREN......................................................................       11                            1.21
READING CHINA & GLASS..................................................................        3                            1.05
ANN TAYLOR.............................................................................        8                            0.88
JOCKEY.................................................................................       16                            0.82
EDDIE BAUER............................................................................        7                            0.80
LIZ CLAIBORNE..........................................................................        5                            0.73
AMERICAN OUTPOST.......................................................................       13                            0.66
NINE WEST..............................................................................       17                            0.64
DANSKIN................................................................................        9                            0.64
ESPRIT.................................................................................        5                            0.61

                                                                                          NUMBER OF                   % OF LEASED
TENANT                                                                                      STORES                        GLA
------                                                                                    ---------                   -----------
GUESS?.................................................................................        7                            0.58%
J. CREW................................................................................        6                            0.58
BROOKS BROTHERS........................................................................        7                            0.53
DONNA KARAN............................................................................        8                            0.50
BOSE...................................................................................        9                            0.50
COUNTY SEAT............................................................................        6                            0.49
VILLEROY & BOCH........................................................................        8                            0.47
TOMMY HILFIGER.........................................................................        9                            0.47
SONY...................................................................................        5                            0.42
NAUTICA................................................................................        6                            0.29

NORDIC TRACK...........................................................................        6                            0.24
ANNE KLEIN.............................................................................        3                            0.14
ELLEN TRACY............................................................................        2                            0.10
FIRST CHOICE/ESCADA....................................................................        2                            0.05
                                                                                             ---                           -----

TOTAL..................................................................................      601                           48.80%
                                                                                             ===                           =====

        Lead tenants are placed in strategic locations designed to draw customers into the outlet center and to encourage them to shop at more than one store. The Company continually examines the placement of tenants within each center and, in collaboration with its tenants, adjusts the size and location of their space within the center to improve sales per square foot.

        The Company strives to identify tenants with potential credit problems at an early stage by closely monitoring tenant's performance. The Company has worked successfully to limit its delinquencies and bad debt losses. During the year ended December 31, 1997, total bad debt expense was approximately $970 or
 .01% of total revenues. The Company has not lost any material revenue related to tenant bankruptcies or other lease defaults.


                           ITEM 3 -- LEGAL PROCEEDINGS

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

        On December 10, 1997, a shareholder of Horizon filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan against Horizon, the Company, and certain directors and former directors of Horizon claiming, among other things, that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the Company and that the consideration to be paid to Horizon's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that such merger be enjoined or, in the event that the purported transaction is consummated, that it be rescinded or unspecified damages be awarded to the class members. On January 16, 1998, the defendants answered the complaint, denying that the Horizon board of directors breached their fiduciary duties and denying that such consideration is unfair or inadequate. Although the Company is named as a defendant in the complaint, the substantive allegations focus on the actions of Horizon and its board of directors and not on any actions of the Company or its board of directors. Since this litigation is in the initial phases of discovery, its outcome is not susceptible to easy or certain prediction; however, the Company intends to defend itself vigorously.

           ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5 -- MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The Company's Common Stock commenced trading on the New York Stock Exchange ("NYSE") on August 27, 1997 under the trading symbol "PRT". Prior thereto, the Common Stock was quoted in the Nasdaq National Market under the trading symbol "PRME".

        The following table sets forth the quarterly high, low and end of period closing sales prices per share of the Company's Common Stock as reported on the NYSE and in the Nasdaq National Market, as the case may be, as well as the cash distributions paid during the periods indicated:

      Market Price of Common Stock and Cash Dividends Paid Per Common Share
                                                1997                                              1996
                           ---------------------------------------------   ------------------------------------------------
                             Fourth       Third      Second       First        Fourth       Third      Second       First
                            Quarter     Quarter     Quarter     Quarter       Quarter     Quarter     Quarter     Quarter
                           ---------------------------------------------   ------------------------------------------------
Market price per common
   share:
   High                      $16.50      $15.63      $13.63      $13.38        $12.75      $12.25      $12.00      $12.50
   Low                        13.31       13.13       11.88       12.00         11.38       11.00       10.88       11.00
   End of period close        14.19       15.63       13.44       13.00         12.50       12.00       11.31       11.50

Cash dividends paid per
   common share              $0.295      $0.295      $0.295      $0.295        $0.295      $0.440(1)   $0.295      $0.295
===========================================================================================================================

Note:
(1) Includes a special cash distribution of $0.145 per common share relating to the Company's exchange offer completed in June 1996 (see Note 8 -- "Equity Offerings and Other Transactions" of the Notes to Consolidated Financial Statements).

        Instruments   governing  the  Company's   indebtedness  contain  certain
covenants regarding the payment of dividends (see Note 7 -- "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements) if the Company's debt service coverage ratio, as defined, falls below a minimum threshold. Based on continuing favorable operations and available funds from operations, management intends to continue to pay regular quarterly distributions.

        The approximate number of holders of record of the Common Stock was 381 including participants in security position listings as of March 13, 1998. The Company believes, however, they have in excess of 5,000 beneficial shareholders as of March 13, 1998.

                        ITEM 6 -- SELECTED FINANCIAL DATA


          (Amounts in thousands, except per share and per unit amounts)
                                                                                                               Prime Retail
                                                              Prime Retail, Inc.                          Properties (Combined)
                                          -----------------------------------------------------------   ----------------------------
                                                                                         Period from     Period from
                                                                                         March 22 to    January 1 to      Year ended
                                                    Year ended December 31               December 31        March 21     December 31
                                          ------------------------------------------------------------------------------------------
                                                 1997           1996             1995           1994            1994            1993
------------------------------------------------------------------------------------------------------------------------------------

Revenues

Base rents............................... $    78,046    $    54,710        $  46,368      $  28,657       $   3,670      $  14,298

Percentage rents.........................       3,277          1,987            1,520          1,404             187            709
Tenant reimbursements....................      37,519         25,254           22,283         11,858           2,113          5,370
Income from investment partnerships......         103          1,239            1,729            453             336            821
Interest and other.......................      10,185          5,850            5,498          2,997              24            602
                                            ---------      ---------        ---------      ---------       ---------      ---------
           Total revenues................     129,130         89,040           77,398         45,369           6,330         21,800

Expenses

Property operating.......................      29,492         20,421           17,389          9,952           1,927          5,046
Real estate taxes........................       9,417          5,288            4,977          2,462             497          1,558
Depreciation and amortization............      26,715         19,256           15,438          9,803           2,173          7,632
Corporate general and administrative.....       5,603          4,018            3,878          2,710              --             --
Interest.................................      36,122         24,485           20,821          9,485           3,280          8,928
Property management fees.................          --             --               --             --             299            777
Other charges............................       3,234          8,586            2,089          1,503             562          1,732
                                            ---------      ---------        ---------      ---------       ---------      ---------
           Total expenses................     110,583         82,054           64,592         35,915           8,738         25,673
                                            ---------      ---------        ---------      ---------       ---------      ---------
Income (loss) before minority interests
   and extraordinary item................      18,547          6,986           12,806          9,454          (2,408)        (3,873)
(Income) loss allocated to minority
    interests............................     (10,581)         2,092            5,364          5,204              --             --
                                            ---------      ---------        ---------      ---------       ---------      ---------
Income (loss) before extraordinary item..       7,966          9,078           18,170         14,658          (2,408)        (3,873)

Extraordinary item.......................      (2,061)        (1,017)              --             --              --             --
                                            ---------      ---------        ---------      ---------       ---------      ---------
Net income (loss)........................       5,905          8,061           18,170         14,658      $   (2,408)    $   (3,873)
                                            ---------      ---------        ---------      ---------      ==========     ==========
Income allocated to preferred
   shareholders..........................      12,726         14,236           20,944         16,290
                                            ---------      ---------        ---------      ---------
Net loss applicable to common shares..... $    (6,821)    $   (6,175)       $  (2,774)     $  (1,632)
                                            =========      =========        =========      =========
Net loss per common share-basic and
   diluted (1)........................... $    (0.36)    $     (0.75)       $   (0.96)     $   (0.57)
                                            =========      =========        =========      =========
Other Data
Funds from operations (2)................ $   46,718     $    27,637        $  27,996      $  21,996      $      139     $    4,351
Net cash provided by (used in) operating
   activities............................ $   49,856     $    45,191        $  36,399      $  17,458      $   (1,873)    $   14,450
Net cash used in investing activities....   (229,956)       (232,290)         (81,978)      (149,435)         (1,239)       (54,210)
Net cash provided by financing
   activities............................    182,549         176,096           57,547        134,936           4,087         39,907
Distributions declared per common share.. $     1.18     $      1.33(3)     $    1.18      $   0.623      $       --     $       --
Reported merchant sales.................. $1,434,163     $ 1,044,348        $ 809,623      $ 497,624      $   73,553     $  303,833
Total factory outlet GLA at end of
   period (4)......... ..................      7,217           5,780            4,331          3,382           1,839          1,839
Number of factory outlet centers at end
   of period (4).........................         28              21               17             14               7              7

                                                                                                                 Prime Retail
                                                                  Prime Retail, Inc.                        Properties (Combined)
                                             -------------------------------------------------------   -----------------------------
                                                              December 31                                  March 21,   December 31,
                                             -------------------------------------------------------   -----------------------------
                                                 1997           1996             1995           1994            1994           1993
----------------------------------------------------------------------------------------------------   -----------------------------
Balance Sheet Data
Rental property (before accumulated
   depreciation).........................    $904,782       $640,759         $454,480       $376,181        $180,170       $185,394
Net investment in rental property........     822,749        583,085          414,290        349,513         164,159        169,674
Total assets.............................     904,183        666,803          462,405        385,930         186,034        190,685
Bonds and notes payable..................     515,265        499,523          305,954        214,025         188,378        184,037
Total liabilities and minority interests.     559,655        527,594          340,921        258,279         198,244        197,400
Shareholders' equity (deficit)...........     344,528        139,209          121,484        127,651         (12,210)        (6,715)
====================================================================================================================================

Notes:
(1) On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (see Note 2 - "Summary of Significant Accounting Policies - - Earnings per Share" of the Notes to
     Consolidated Financial Statements). The adoption of SFAS No. 128 had no impact on the Company's earnings per share computations for all periods presented and, therefore, no restatement of prior period computations was required.
(2) Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, Funds from Operations ("FFO") should be considered in conjunction with net income
     (loss) as presented in the financial statements included in this Annual Report on Form 10-K. Management generally considers FFO to be an appropriate measure of the performance of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. FFO represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated investment partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of its definition of FFO. Prime cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flow as a measure of liquidity or the ability to service debt or to pay dividends. A reconciliation of income (loss) before allocation to minority interests and preferred shareholders to FFO is as follows:

                                                                                                                Prime Retail
                                                                  Prime Retail, Inc.                        Properties (Combined)
                                             ---------------------------------------------------------  ----------------------------
                                                                                                Period        Period
                                                                                                  from          from
                                                       Year ended December 31              March 22 to  January 1 to     Year ended
                                             ------------------------------------------   December 31,     March 21,   December 31,
                                                 1997           1996             1995             1994          1994           1993
---------------------------------------------------------------------------------------   ------------  ----------------------------
Income (loss) before allocations to
   minority interests and preferred
   shareholders..........................     $18,547        $ 6,986(i)       $12,806        $ 9,454         $(2,408)       $(3,873)
FFO Adjustments:
Depreciation and amortization............      26,413         18,703           14,884          9,508           2,173          7,504
Unconsolidated joint venture
   adjustments(ii).......................       1,758          1,948              306          2,514             374            720
                                              -------        -------          -------        -------         -------        -------
FFO before allocation to minority
   interests and preferred shareholders..     $46,718        $27,637          $27,996        $21,476         $   139        $ 4,351
                                              =======        =======          =======        =======         =======        =======
====================================================================================================================================

Notes:
(i) Includes a nonrecurring charge of $6,131 related to the prepayment of long-term debt recorded during 1996.
(ii) Amounts include net preferential partner distributions from a joint venture partnership of $162 and $2,538 for the year ended December 31, 1995 and the period from March 22, 1994 to December 31, 1994, respectively.

(3) Includes a special cash distribution of $0.145 per common share relating to the Company's exchange offer completed in June 1996 (see Note 8 -- "Equity Offerings and Other Transactions" of the Notes to Consolidated Financial Statements).
(4) Includes factory outlet centers operated under joint venture partnerships with unrelated third parties as follows:

                                                                                                                  Prime Retail
                                                                Prime Retail, Inc.                           Properties (Combined)
                                                    --------------------------------------------------    --------------------------
                                                                        December 31                          March 21    December 31
                                                    --------------------------------------------------------------------------------
                                                    1997           1996             1995          1994          1994            1993
     -------------------------------------------------------------------------------------------------------------------------------
     Aggregate GLA............................       595            800              901           599         121            121
     Number of factory outlet centers.........         3              4                4             3           1              1
     ===============================================================================================================================

                ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   (Amounts in thousands, except share, unit, and per square foot information)

Introduction

        The following discussion and analysis of the consolidated financial condition and results of operations of Prime Retail, Inc. (the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The Company's operations are conducted through Prime Retail, L.P. (the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligationS. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Cautionary Statements

        The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisition activities, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current rates; and risks associated with real estate ownership, such as the potential adverse impact of changes in the local economic climate on the revenues and the value of the Company's properties.

Portfolio Growth

        The Company has grown by developing and acquiring factory outlet centers and expanding its existing factory outlet centers. The Company's factory outlet portfolio consisted of 28 operating factory outlet centers totaling 7,217,000 square feet of gross leasable area ("GLA") at December 31, 1997, compared to 21 factory outlet centers totaling 5,780,000 square feet of GLA at December 31, 1996 and 17 factory outlet centers totaling 4,331,000 square feet of GLA at December 31, 1995.

         During 1997, the Company purchased seven factory outlet centers totaling 1,221,000 square feet of GLA and opened expansions to existing factory outlet centers totaling 224,000 square feet of GLA. Additionally, the Company acquired its joint venture partner's 25% ownership interest in Buckeye Factory Shops Limited Partnership ("Buckeye") on September 2, 1997 and now owns 100% of this factory outlet center with 205,000 square feet of GLA. During 1996, the Company opened two new factory outlet centers and nine expansions, and acquired two factory outlet centers from an unrelated third party, adding 1,449,000 square feet of GLA in the aggregate. Additionally, the Company purchased its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996 and owns 100% of this factory outlet center with 533,000 square feet of GLA. The significant increases in the number of the Company's operating properties and total GLA during 1996 and 1997 are collectively referred to as the "Portfolio Expansion."

Results of Operations

Table 1--Consolidated Statements of Operations
---------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                  1997            1996            1995
---------------------------------------------------------------------------------------------------------------------------------
 Revenues

 Base rents......................................................................... $  78,046       $  54,710        $ 46,368

 Percentage rents...................................................................     3,277           1,987           1,520
 Tenant reimbursements..............................................................    37,519          25,254          22,283
 Income from investment partnerships................................................       103           1,239           1,729
 Interest and other.................................................................    10,185           5,850           5,498
                                                                                     ---------       ---------       ---------
      Total revenues................................................................   129,130          89,040          77,398

 Expenses

 Property operating.................................................................    29,492          20,421          17,389
 Real estate taxes..................................................................     9,417           5,288           4,977
 Depreciation and amortization......................................................    26,715          19,256          15,438
 Corporate general and administrative...............................................     5,603           4,018           3,878
 Interest...........................................................................    36,122          24,485          20,821
 Other charges......................................................................     3,234           8,586           2,089
                                                                                     ---------       ---------       ---------
      Total expenses................................................................   110,583          82,054          64,592
                                                                                     ---------       ---------       ---------
 Income before minority interests and extraordinary item...........................     18,547           6,986          12,806
 (Income) loss allocated to minority interests.....................................    (10,581)          2,092           5,364
                                                                                     ---------       ---------       ---------
 Income before extraordinary item..................................................      7,966           9,078          18,170

 Extraordinary item - loss on early extinguishment of debt,
    net of minority interests in the amount of $0 in 1997 and $3,263 in 1996.......     (2,061)         (1,017)             --
                                                                                     ---------       ---------       ---------
 Net income........................................................................      5,905           8,061          18,170

 Income allocated to preferred shareholders........................................     12,726          14,236          20,944
                                                                                     ---------       ---------       ---------
 Net loss applicable to common shares..............................................  $  (6,821)      $  (6,175)      $  (2,774)
                                                                                     =========       =========       =========
 Earnings per common share - basic and diluted (1):
    Loss before extraordinary item.................................................  $   (0.25)      $   (0.63)      $   (0.96)
    Extraordinary item.............................................................      (0.11)          (0.12)             --
                                                                                     ---------       ---------       ---------
    Net loss.......................................................................  $   (0.36)      $   (0.75)      $   (0.96)
                                                                                     =========       =========       =========

 Weighted average common shares outstanding........................................ 19,189,000       8,221,000       2,875,000
                                                                                    ==========        ========       =========
=================================================================================================================================

Note:
(1) On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (see Note 2 - "Summary of Significant Accounting Policies - - Earnings per Share" of the Notes to
     Consolidated Financial Statements). The adoption of SFAS No. 128 had no impact on the Company's earnings per share computations for all periods presented and, therefore, no restatement of prior period computations was required.

Table 2--Statements of Operations on a Weighted Average per Square Foot Basis

        A summary of the  operating  results for the years ended  December  31,
1997,  1996 and 1995 is  presented in the  following table, expressed in amounts calculated on a weighted average occupied GLA basis.
------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                      1997             1996            1995
------------------------------------------------------------------------------------------------------------------------------------
GLA at end of period (1)...........................................................          7,326            5,684           4,134
Weighted average occupied GLA (1)..................................................          5,735            4,075           3,458
Executed leases at end of period (GLA) (1).........................................          6,854            5,252           3,950
Factory outlet centers in operation at end of period (2)...........................             28               21              17
New factory outlet centers opened (2)..............................................             --                2               3
Factory outlet centers expanded (2)................................................              4                9               4
Factory outlet centers acquired....................................................              7                2              --
Community centers in operation at end of period....................................              3                3               3
States operated in at end of period................................................             20               16              14

Portfolio weighted average per square foot (2):

Revenues
Base rents.........................................................................         $13.61           $13.43          $13.41
Percentage rents...................................................................           0.57             0.49            0.44
Tenant reimbursements..............................................................           6.54             6.20            6.44
Interest and other.................................................................           1.79             1.74            2.09
                                                                                            ------           ------          ------
Total revenues.....................................................................          22.51            21.86           22.38

Expenses
Property operating.................................................................           5.14             5.01            5.03
Real estate taxes..................................................................           1.64             1.30            1.44
Depreciation and amortization......................................................           4.66             4.73            4.46
Corporate general and administrative...............................................           0.98             0.99            1.12
Interest...........................................................................           6.30             6.01            6.02
Other charges......................................................................           0.56             2.11(4)        0.60
                                                                                            ------           ------          ------
Total expenses.....................................................................          19.28            20.15           18.67
                                                                                            ------           ------          ------
Income before minority interests and extraordinary item............................         $ 3.23           $ 1.71          $ 3.71
                                                                                            ======           ======          ======

Factory outlet center weighted average per square foot (3):

Revenues
Base rents.........................................................................         $14.19          $ 14.18          $14.36
Percentage rents...................................................................           0.63             0.55            0.51
Tenant reimbursements..............................................................           6.96             6.75            7.16
Interest and other.................................................................           1.75             0.82            0.66
                                                                                            ------           ------          ------
Total revenues.....................................................................          23.53            22.30           22.69

Expenses
Property operating.................................................................           5.40             5.45            5.54
Real estate taxes..................................................................           1.67             1.29            1.46
Depreciation and amortization......................................................           4.67             4.87            4.38
Interest...........................................................................           6.31             6.82            6.81
Other charges......................................................................           0.43             0.81(5)         0.23
                                                                                            ------           ------          ------

Total expenses.....................................................................          18.48            19.24           18.42
                                                                                            ------           ------          ------

Income before minority interests, corporate general and administrative expenses,
  and extraordinary item...........................................................         $ 5.05           $ 3.06          $ 4.27
                                                                                            ======           ======          ======
====================================================================================================================================

Notes:
(1) Includes total GLA in which the Company receives substantially all of the economic benefit.
(2) Includes factory outlet centers operated under unconsolidated joint venture partnerships with unrelated third parties.
(3) Based on occupied GLA weighted by months of operation.
(4) Includes certain nonrecurring charges of $6,131, or $1.51 per square foot, relating to the prepayment of long-term debt recorded during 1996.
(5) Includes certain nonrecurring charges of $1,806, or $0.51 per square foot, relating to the prepayment of long-term debt recorded during 1996.

Comparison of the year ended December 31, 1997 to the year ended December 31,
1996

        For the year ended December 31, 1997, the Company reported net income of $5,905. During the third quarter of 1997, the Company recorded an extraordinary loss of $2,061 related to the pre-payment of certain long-term debt. For the year ended December 31, 1997, the net loss applicable to common shareholders was $6,821, or $0.36 per common share on a basic and diluted basis. For the year ended December 31, 1996, the Company reported net income of $8,061. These results included a nonrecurring charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests of $3,263), respectively, related to the pre-payment of certain long-term debt. For the year ended December 31, 1996, the net loss applicable to common shareholders was $6,175, or $0.75 per common share on a basic and diluted basis.

        Total revenues were $129,130 for the year ended December 31, 1997, compared to $89,040 for the year ended December 31, 1996, an increase of $40,090, or 45%. Base rents increased $23,336, or 42.7%, in 1997 compared to 1996. These increases are primarily due to the Portfolio Expansion, including the effect of the acquisition of seven factory outlet centers from unrelated third parties and the Company's purchase of its joint venture partner's 25% partnership interest in a factory outlet center on September 2, 1997. Straight-line rents (included in base rents) were $643 and $600 for the years ended December 31, 1997 and 1996, respectively. The average base rent per square foot for new factory outlet leases negotiated and executed by the Company was $15.52 and $15.36 for the years ended December 31, 1997 and 1996, respectively.

        Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $1,290, or 64.9%, during the year ended December 31, 1997 compared to the same period in 1996. This increase was attributable to higher reported merchant sales in 1997 and the Portfolio Expansion.

        As summarized in TABLE 3, merchant sales reported to the Company increased by $389.9 million, or 37.3%, to $1,434.2 million from $1,044.3 million for the years ended December 31, 1997 and 1996, respectively. The increase in total reported merchant sales is primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in 1997. The weighted average reported merchant sales per square foot increased by 3.1% to $236.20 per square foot in 1997 from $229.08 per square foot in 1996. Total merchant occupancy cost per square foot increased slightly from $21.12 in 1996 to $21.36 in 1997 but decreased as a percentage of reported sales from 8.64% to 8.39%, respectively. The decrease in the cost of merchant occupancy to reported sales is primarily due to an increase in the weighted average reported merchant sales per square foot for the Company's entire factory outlet portfolio.

Table 3--Summary of Reported Merchant Sales(1) A summary of reported factory outlet merchant sales and related data for 1997, 1996 and 1995 follows:
 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                              1997        1996       1995
 -----------------------------------------------------------------------------------------------------------------------------------
Total reported merchant sales (in millions)(1).................................................    $1,434.2    $1,044.3     $ 809.6
                                                                                                   ========    ========     =======
Weighted average reported merchant sales per square foot(2):
    All store sales............................................................................    $ 236.20    $ 229.08     $235.99
                                                                                                   ========    ========     =======
    Same-space sales...........................................................................    $ 231.89    $ 232.45
                                                                                                   ========    ========
Total merchant occupancy cost per square foot(3)...............................................    $  21.36    $  21.12     $ 21.64
                                                                                                   ========    ========     =======
 Cost of merchant occupancy to reported sales(4)...............................................       9.04%       9.22%       9.17%
                                                                                                   ========    ========     =======
 Cost of merchant occupancy (excluding marketing contributions) to reported sales(5)...........       8.39%       8.64%       8.48%
                                                                                                   ========    ========     =======
 ===================================================================================================================================

Notes:
(1) Total reported merchant sales summarizes gross sales generated by merchants and includes changes in merchant mix and the effect of new space created from the acquisition and opening of new and expanded factory outlet centers. Several of the Company's factory outlet centers were constructed, expanded or acquired during the time periods contained in TABLE 3 and therefore, reported sales for such new openings, expansions and acquisitions were reported only for the partial period and were not annualized. TABLE 3 should be read in conjunction with the information summarized under the caption "Properties--Portfolio of Properties".
(2) Weighted average reported sales per square foot is based on reported sales divided by the weighted average square footage occupied by the merchants reporting those sales. Same-space sales is defined as the weighted average reported merchant sales per square foot for space open since January 1, 1996.
(3) Total merchant occupancy cost per square foot includes base rents, percentage rents and tenant reimbursements which includes tenant marketing contributions.
(4) Computed as follows: total merchant occupancy cost per square foot divided by total weighted average reported merchant sales per square foot.
(5) Computed as follows: total merchant occupancy cost per square foot (excluding marketing contributions paid by merchants) divided by total weighted average reported merchant sales per square foot.

       Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $12,265, or 48.6%, in 1997 over 1996. These increases are primarily due to the Portfolio Expansion, including the effect of the acquisition of seven factory outlet centers from unrelated third parties and the Company's purchase of its joint venture partner's 25% partnership interest in a factory outlet center on September 2, 1997.

        As shown in TABLE 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 96.4% in 1997 compared to 98.2% in 1996. These levels reflect the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses. TABLE 4 sets forth recoveries from merchants as a percentage of total recoverable expenses for 1997, 1996 and 1995:

Table 4--Tenant Recoveries as a Percentage of Total Recoverable Expenses
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Percentage of Expenses
Year                                                                                                   Recovered from Tenants(1)
------------------------------------------------------------------------------------------------------------------------------------
1997................................................................................................             96.4%
1996................................................................................................             98.2%
1995................................................................................................             99.6%
====================================================================================================================================

Note:
(1) Total recoverable expenses include property operating expenses and real estate taxes.

        Income from investment partnerships decreased by $1,136, or 91.7%, to $103 for the year ended December 31, 1997 compared to $1,239 for the year ended December 31, 1996. This decrease reflects the Company's purchases of (i) its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996 and (ii) its joint venture partner's first mortgage and 25% partnership interest in Buckeye Factory Shops Partnership on September 2, 1997. As a result of these acquisitions, the Company owns 100% of both Grove City Factory Shops and Buckeye Factory Shops. Prior to the acquisition dates, the operating results of these factory outlet centers were accounted for by the Company under the equity method of accounting. Commencing with their respective acquisition dates, the operating results of these factory outlet centers were included in the consolidated results of the Company.

        Interest and other income increased by $4,335, or 74.1%, to $10,185 during the year ended December 31, 1997 as compared to $5,850 for the year ended December 31, 1996. The increase reflects higher (i) interest income of $2,954,
(ii) gains on sales of land of $988, (iii) municipal  assistance income of $903,
(iv) push cart income of $304, (v) temporary tenant income of $218, (vi) lease termination income of $213, and (vii) all other ancillary income of $63. Partially offsetting these increases were reduced property development and construction management fees and leasing commissions of $1,308. The increase in interest income was primarily due to interest earnings on the Company's expansion loan escrow account included in restricted cash.

        Property operating expense increased by $9,071, or 44.4%, to $29,492 in 1997 compared to $20,421 in 1996. Real estate taxes expense increased by $4,129, or 78.1%, to $9,417 in 1997 from $5,288 in 1996. Depreciation and amortization expense increased by $7,459, or 38.7%, to $26,715 in 1997, compared to $19,256 in 1996. The increases in property operating, real estate taxes, and depreciation and amortization expense are primarily due to the Portfolio Expansion, including the acquisition of seven factory outlet centers from an unrelated third parties and the Company's purchase of its joint venture partner's partnership interest in two factory outlet centers.

Table 5--Components of Depreciation and Amortization Expense

        The components of depreciation and  amortization  expense for 1997, 1996 and 1995 are summarized as follows:
 ----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                         1997          1996          1995
 ----------------------------------------------------------------------------------------------------------------------------------
 Building and improvements.................................................................    $13,987       $ 9,471       $ 8,159
 Land improvements.........................................................................      2,838         2,161         1,440
 Tenant improvements.......................................................................      7,372         5,165         3,563
 Furniture and fixtures....................................................................        858           671           554
 Leasing commissions(1)....................................................................      1,660         1,788         1,722
                                                                                               -------       -------       -------
       Total...............................................................................    $26,715       $19,256       $15,438
                                                                                               =======       =======       =======
===================================================================================================================================

Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

        As shown in TABLE 6, interest expense increased by $11,637, or 47.5%, to $36,122 in 1997 compared to $24,485 in 1996. This increase reflects higher interest incurred of $12,241, a reduction in interest earned on interest rate protection contracts of $86, an increase in amortization of deferred financing costs of $11, and an increase in amortization of interest rate protection contracts of $7. Partially offsetting these items was an increase in the amount of interest capitalized in connection with development projects of $708.

        The increase in interest incurred is primarily attributable to an increase of $166,015 in the Company's average debt outstanding during 1997 compared to 1996. The increase in interest incurred also reflects a slightly higher weighted average interest rate for the year ended December 31, 1997 compared to the same period in 1996. The weighted average interest rates were 7.36% and 7.22% for 1997 and 1996, respectively.

Table 6--Components of Interest Expense

        The  components  of  interest  expense  for  1997,  1996  and  1995  are summarized as follows:
 ----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                         1997          1996          1995
 ----------------------------------------------------------------------------------------------------------------------------------
 Interest incurred......................................................................       $36,551       $24,310       $19,354
 Interest capitalized...................................................................        (4,056)       (3,348)       (2,336)
 Interest earned on interest rate protection contracts..................................          (115)         (201)         (721)
 Amortization of deferred financing costs...............................................         2,352         2,341         3,248
 Amortization of interest rate protection contracts.....................................         1,390         1,383         1,276
                                                                                               -------       -------       -------
       Total............................................................................       $36,122       $24,485       $20,821
                                                                                               =======       =======       =======
 ==================================================================================================================================

        Other charges decreased by $5,352 to $3,234 in 1997 compared to $8,586 for 1996. The 1996 amount reflects a nonrecurring loss of $6,131 related to the prepayment of certain long-term debt. Excluding this nonrecurring loss, other charges increased by $779, or 31.2%, in 1997. This increase reflects higher marketing costs of $272, an increase in the provision for uncollectible accounts receivable of $260, a higher provision for potentially unsuccessful pre-development efforts of $150, and an increase in other miscellaneous charges of $97.

Table 7--Capital Expenditures

        The  components  of  capital  expenditures  for 1997,  1996 and 1995 are summarized as follows:
---------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                      1997            1996          1995
---------------------------------------------------------------------------------------------------------------------------------
New developments..................................................................        $ 34,175       $  33,787       $59,222
Property acquisitions, net.........................................................        191,345(1)      131,593(2)         --
Expansions and renovations.........................................................         37,941          20,428        19,237
Re-leasing tenant allowances.......................................................            561             473           616
                                                                                          --------       ---------       -------
      Total............................................................................   $264,022       $ 186,281       $79,075
                                                                                          ========       =========       =======
=================================================================================================================================

Notes:
(1)  Includes the net assets  acquired by the Company during 1997  consisting of
     (i) the purchase of seven factory outlet centers ($166,987) and (ii) the purchase of the Company's joint venture partner's partnership interest in Buckeye Factory Shops ($24,358).
(2)  Includes the net assets  acquired by the Company during 1996  consisting of
     (i) the purchase of two factory outlet centers ($71,770) and (ii) the purchase of the Company's joint venture partner's partnership interest in Grove City Factory Shops ($57,094).

Table 8--Consolidated Quarterly Summary of Operations
 -----------------------------------------------------------------------------------------------------------------------------------
                                                           1997                                               1996
                                     -------------------------------------------------- --------------------------------------------
                                       Fourth       Third      Second       First        Fourth       Third      Second       First
                                      Quarter     Quarter     Quarter     Quarter       Quarter     Quarter     Quarter     Quarter
 -----------------------------------------------------------------------------------------------------------------------------------
 Total revenues...................... $36,206     $31,549     $31,213     $30,162       $25,928     $21,831     $20,150     $21,131
 Total expenses......................  28,826      27,458      27,630      26,669        22,224      17,656      24,100      18,074
                                      -------     -------     -------     -------       -------     -------     -------     -------
 Income (loss) before minority
    interests and extraordinary item.   7,380       4,091       3,583       3,493         3,704       4,175      (3,950)      3,057
 (Income) loss allocated to
    minority interests...............  (2,778)     (2,540)     (2,672)     (2,591)       (2,568)     (1,810)      4,993       1,477
                                      -------     -------     -------     -------       -------     -------     -------     -------
 Income before extraordinary item....   4,602       1,551         911         902         1,136       2,365       1,043       4,534

 Extraordinary item--loss on early
    extinguishment of debt, net of
    minority interests in the amount
    of $0 in 1997 and $3,263 in 1996.      --      (2,061)         --          --            --          --      (1,017)         --
                                      -------     -------     -------     -------       -------     -------     -------     -------
 Net income (loss)...................   4,602        (510)        911         902         1,136       2,365          26       4,534

 Income allocated to preferred
    shareholders.....................   3,446       3,094       3,093       3,093         3,000       3,000       3,000       5,236
                                      -------     -------     -------     -------       -------     -------     -------     -------
Net income (loss) applicable to
    common shares.................... $ 1,156     $(3,604)    $(2,182)    $(2,191)      $(1,864)    $  (635)    $(2,974)    $  (702)
                                      =======     =======     =======     =======       =======     =======     =======     =======
 Earnings per common share
   basic and diluted (1):
      Income (loss) before
       extraordinary item............ $  0.04     $ (0.08)    $ (0.14)    $ (0.15)      $ (0.14)    $ (0.05)    $ (0.62)    $ (0.24)
      Extraordinary item.............      --       (0.11)         --          --            --          --       (0.32)         --
                                      -------     -------     -------     -------       -------     -------     -------     -------
      Net income (loss).............. $  0.04     $ (0.19)    $ (0.14)    $  (015)      $ (0.14)    $ (0.05)    $ (0.94)    $ (0.24)
                                      =======     =======     =======     =======       =======     =======     =======     =======
 Weighted average common shares
    outstanding......................  27,295      19,159      15,795      14,344        13,405      13,322       3,171       2,875
                                      =======     =======     =======     =======       =======     =======     =======     =======
Distributions paid per common share.. $ 0.295     $ 0.295     $ 0.295     $ 0.295       $ 0.295     $ 0.440(2)  $ 0.295     $ 0.295
                                      =======     =======     =======     =======       =======     =======     =======     =======
===================================================================================================================================

 Notes:
(1) On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (see Note 2 - "Summary of Significant Accounting Policies - - Earnings per Share" of the Notes to
     Consolidated Financial Statements). The adoption of SFAS No. 128 had no impact on the Company's earnings per share computations for all periods presented and, therefore, no restatement of prior period computations was required.
 (2) Includes a special cash distribution of $0.145 per common share relating to the Company's exchange offer completed in June 1996 (see Note 8 -- "Equity Offerings and Other Transactions" of the Notes to Consolidated Financial Statements).

Comparison of the year ended December 31, 1996 to the year ended December 31,
1995

        For the year ended December 31, 1996, the Company reported net income of $8,061 on total revenues of $89,040. These results include a nonrecurring charge and an extraordinary loss of $6,131 and $1,017 (net of minority interests of $3,263), respectively, related to a binding loan commitment that the Company obtained on June 5, 1996 resulting in the pre-payment of certain long-term debt. For the year ended December 31, 1996, the net loss applicable to common shareholders was $6,175, or $0.75 per common share on a basic and diluted basis. For the year ended December 31, 1995, the Company reported net income of $18,170 on total revenues of $77,398. For the year ended December 31, 1995, the net loss applicable to common shareholders was $2,774, or $0.96 per common share on a basic and diluted basis.

        Total revenues were $89,040 for the year ended December 31, 1996, as compared to $77,398 for the year ended December 31, 1995, an increase of $11,642, or 15.0%. Base rents increased $8,342, or 18.0%, in 1996 compared to 1995. These increases were primarily due to the Portfolio Expansion, including the effect of the acquisition of two factory outlet centers from an unrelated third party on November 1, 1996 and the Company's purchase of its joint venture partner's 50% partnership interest in a factory outlet center on November 1, 1996. Straight-line rents (included in base rents) were $600 and $931 for the years ended December 31, 1996 and 1995, respectively. The average base rent per square foot for new factory outlet leases negotiated and executed by the Company was $15.36 and $14.90 for the years ended December 31, 1996 and 1995, respectively.

        As summarized in TABLE 3, merchant sales reported to the Company increased by $234.7 million, or 29.0%, to $1,044.3 million from $809.6 million for the years ended December 31, 1996 and 1995, respectively. The increase in total reported merchant sales was primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in 1996. However, the weighted average reported merchant sales per square foot decreased by 2.9% to $229.08 per square foot from $235.99 per square foot for the years ended December 31, 1996 and 1995, respectively. The Company's factory outlet centers (including centers operated under partnerships with unrelated third parties) contained an average of 275,238 and 254,765 square feet of GLA at December 31, 1996 and 1995, respectively. The increase in the cost of merchant occupancy to reported sales was primarily due to a decrease in the weighted average reported merchant sales per square foot for the Company's entire factory outlet portfolio.

        Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $2,971, or 13.3%, in 1996 over 1995. This increase was primarily due to the Portfolio Expansion, including the effect of the acquisition of two factory outlet centers from an unrelated third party and the Company's purchase of its joint venture partner's first mortgage and 50% partnership interest in a factory outlet center on November 1, 1996.

        As shown in TABLE 4, tenant reimbursements as a percentage of recoverable operating expenses were 98.2% in 1996 compared to 99.6% in 1995. These levels reflect the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses. TABLE 4 highlights the trend of recoveries from merchants as a percentage of total recoverable expenses.

        Income from investment partnerships decreased by $490, or 28.3%, to $1,239 for the year ended December 31, 1996 compared to $1,729 for the year ended December 31, 1995. This decrease reflected the Company's purchase of its joint venture partner's first mortgage and 50% partnership interest in Grove City Factory Shops Partnership on November 1, 1996. As a result of its acquisition, the Company owns 100% of this factory outlet center and, therefore, commencing November 1, 1996, its operations were included in the consolidated results of the Company. Prior to November 1, 1996, the Company accounted for its interest under the equity method of accounting. The decrease in income from investment partnerships in 1996 compared to 1995 was offset, in part, by the openings of Arizona Factory Shops (Phase II-September 1996) and Buckeye Factory Shops (Phase I-November 1996).

        Interest and other income increased by $352, or 6.4%, to $5,850 during the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase reflected higher temporary and customer service income, lease termination income, and property management fees of $736, $620, and $149, respectively, partially offset by lower leasing commissions, real estate brokerage commissions, ancillary income, interest income, municipal assistance income, and construction and development management fees of $364, $278, $139, $115, $104 and $47, respectively. Also offsetting this increase was a $106 gain on the sale of land during the year ended December 31, 1995.

        Property operating expense increased by $3,032, or 17.4%, to $20,421 in 1996 compared to $17,389 in 1995. Real estate taxes expense increased by $311, or 6.2%, to $5,288 in 1996 from $4,977 in 1995. Depreciation and amortization expense increased by $3,818, or 24.7%, to $19,256 in 1996, compared to $15,438 in 1995. The increases in property operating expense and real estate taxes expense, and depreciation and amortization expense were primarily due to the Portfolio Expansion, including the acquisition of two factory outlet centers from an unrelated third party and the Company's purchase of its joint venture partner's 50% partnership interest in a factory outlet center on November 1, 1996.

        As shown in TABLE 6, interest expense increased by $3,664, or 17.6%, to $24,485 in 1996 compared to $20,821 in 1995. This increase reflected higher interest incurred of $4,956, an increase in amortization of interest rate protection contracts of $107 and a reduction in interest earned on interest rate protection contracts of $520, partially offset by a decrease in amortization of deferred financing costs of $907 and an increase in the amount of interest capitalized in connection with development projects of $1,012.

        The increase in interest incurred was primarily attributable to an increase of approximately $86,256 in the Company's average debt outstanding during 1996 compared to 1995. Additionally, the increase in interest incurred was offset by a decrease of 0.59% in the weighted average interest rate for the year ended December 31, 1996 compared to the same period in 1995. The weighted average interest rates were 7.22% and 7.81% for 1996 and 1995, respectively.

        The decrease in amortization of deferred financing costs was primarily attributable to reduced amortization expense related to certain deferred financing costs which were written-off in 1996. These costs were part of the $10,411 nonrecurring loss recorded in the second quarter of 1996 related to a binding loan commitment that the Company obtained on June 5, 1996 in connection with the Company's refinancing approximately $253,000 of debt.

        Other charges increased by $6,497 to $8,586 in 1996 compared to $2,089 for 1995. This increase was primarily due to the nonrecurring loss of $6,131 described above. Excluding this nonrecurring charge, other charges increased by $366, or 17.5%, to $2,455 in 1996 reflecting a higher provision for uncollectible accounts receivable of $364, an increase in ground lease expense of $228, offset by a lower provision for potentially unsuccessful pre-development efforts of $204 and a decline in miscellaneous other charges of $22.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the year ended December 31, 1997, net cash provided by operating activities was $49,856, net cash used in investing activities was $229,956, and net cash provided by financing activities was $182,549.

      The primary uses of cash for investing activities during 1997 included (i) costs associated with the acquisition of seven factory outlet centers and the purchase of an unrelated joint venture partner's 25% equity interest in a factory outlet center, (ii) costs associated with development and construction of expansions to existing factory outlet centers aggregating 224,000 square feet of GLA which opened during 1997, (iii) costs associated with the completion of factory outlet centers and expansions to existing factory outlet centers aggregating 930,000 square feet of GLA which opened during 1996, and (iv) costs for pre-development activities associated with future developments.

     The sources of cash from financing activities during 1997 included: (i) net proceeds from public and private equity offerings totaling $242,729 and (ii) proceeds from new borrowings of $160,057. Such proceeds were partially offset by
(i) principal repayments on notes payable of $175,683, (ii) preferred and common stock distributions of $33,605, and (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $10,366.

Sources and Uses of Cash -- Equity Offerings

        On January 10, 1997, the Company filed a Form S-3 Registration Statement (the "January 1997 Shelf Registration") with the Securities and Exchange Commission (the "SEC") to register $100,000 of the Company's equity securities. On February 20, 1997, the Company completed a public offering by issuing 2,080,000 shares of its Common Stock at $12.50 per share and 175,800 shares of its Series B Cumulative Participating Convertible Preferred Stock (the "Series B Convertible Preferred Stock") at $22.75 per share. In addition, on March 10, 1997, the underwriter of the public offering exercised its overallotment option to purchase 310,300 shares of the Company's Common Stock at $12.50 per share. As a result of the public offering and the exercise of the overallotment option, the Company received net proceeds of $31,754 that were used to (i) repay certain outstanding indebtedness aggregating $26,500, (ii) fund development and construction activities, and (iii) fund general corporate expenditures.

        On June 17, 1997, the Company filed a Form S-3 Registration Statement (the "June 1997 Shelf Registration") with the SEC to register $300,000 of the Company's equity securities, including $66,122 of the Company's equity securities that remained available under the January 1997 Shelf Registration.

        On August 8, 1997, the Company entered into a purchase agreement with an institutional investor providing for the issuance of a new series of cumulative convertible non-voting preferred securities (the "Series C Preferred
Securities") at $13.75 per unit, or an aggregate of $60,000 in cash (the "Private Placement"). The Series C Preferred Securities pay dividends equivalent to the amount being paid on the Company's Common Stock, with an annual minimum equal to $1.18 per security. In addition, the Company, subject to certain conditions, has agreed to waive the ownership limitations otherwise applicable to the Common Stock to permit the investor to own, at any one time, the shares of Common Stock issuable upon conversion of the Series C Preferred Securities. The Company has the right to call the Series C Preferred Securities, at par, after ten years. Subject to certain conditions, the Series C Preferred Securities may be issued in the form of shares of preferred stock in the Company or preferred units of partnership interest in Prime Retail, L.P. (the "Operating Partnership") that are exchangeable for shares of preferred stock or Common Stock on a one-to-one basis. The Series C Preferred Securities may be converted into shares of Common stock on a one-to-one basis commencing August 8, 1998 (or earlier subject to certain conditions). See Note 8 - "Equity Offerings and Other Transactions" of the Notes to the Consolidated Financial Statements for additional information.

        In September 1997, the Company completed a public offering of 11,500,000 shares (including 1,500,000 shares related to exercise of underwriters' overallotment option) of its Common Stock at $14.00 per share (the "September 1997 Offering"). In addition, on September 8, 1997, the Company issued 727,273 Series C Preferred Securities at $13.75 per unit pursuant to the initial sale under the Private Placement. As a result of the September 1997 Offering and the initial sale under the Private Placement (collectively, the "September Capital Transactions"), the Company received net proceeds of $161,930 after commissions and underwriting discounts. A portion of the net proceeds from the September Capital Transactions were used (i) to repay certain outstanding corporate indebtedness aggregating $113,410 and (ii) to acquire the 25% ownership interest of the Company's joint venture partner in Buckeye for $23,148 (including $22,642 of mortgage indebtedness relating to such property). The remaining net proceeds from the September Capital Transactions of $26,192 were used (i) to fund development and construction activities, (ii) to fund property acquisitions, and
(iii) for general corporate purposes.

        As a result of the September Offering, as of December 31, 1997, the Company had $139,000 of availability under the June 1997 Shelf Registration. From time to time, the Company will consider issuing additional equity securities under the June 1997 Shelf Registration for the development or acquisition of additional properties, the expansion and improvement of existing properties, repayment of indebtedness, and for general corporate purposes.

        On December 2, 1997 the Company issued 3,636,363 shares of its Series C Preferred Securities at $13.75 per share pursuant to the final sale under the Private Placement. As a result of this issuance, the Company received net proceeds of $49,045 that were used in the acquisition of Niagara International Factory Outlets and Shasta Factory Stores.

Sources and Uses of Cash -- Property Acquisitions

       On February 13, 1997, the Company, acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls from an unrelated third party for an aggregate purchase price of $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller. The operating results of the Company for 1997 include the results of these acquisitions effective with the closing on February 13, 1997.

       Oak Creek Factory Outlets is located in Sedona, Arizona, which is north of Phoenix and south of the Grand Canyon. Oak Creek Factory Outlets contains approximately 82,000 square feet of GLA and was 100% executed at December 31, 1997. Bend Factory Outlets is located in Bend, Oregon, which is east of Eugene, Oregon and southeast of Portland. Bend Factory Outlets contains approximately 97,000 square feet of GLA and was 86% executed at December 31, 1997. Factory Outlets at Post Falls is located in Post Falls, Idaho, which is 30 miles east of Spokane, Washington. Factory Outlets at Post Falls contains approximately 179,000 square feet of GLA and was 84% executed at December 31, 1997.

       On September 2, 1997, the Company acquired the 25% ownership interest in Buckeye from its joint venture partner, SBRC, for $23,148 (including $22,642 of mortgage indebtedness relating to such property), thereby increasing its ownership percentage in such property to 100%. Prior to September 2, 1997, the Company accounted for its 75% investment in Buckeye using the equity method of accounting. Commencing September 2, 1997, the operating results of Buckeye are consolidated. The Company financed the acquisition with proceeds from the September Offering.

       On October 29, 1997, the Company acquired Tidewater Outlet Mall, Manufacturer's Outlet Mall, Kittery Outlet Village (collectively "Prime Retail Outlets of Kittery"), and Latham Factory Outlet Center (the "Latham Property") from an unrelated third party for an aggregate purchase price of $26,000. The Company financed the purchase primarily with the proceeds from the September Offering.

       Prime Retail Outlets of Kittery are located in Kittery, Maine and serve the Boston, Massachusetts and Portland, Maine markets. Prime Retail Outlets of Kittery contain approximately 121,000 square feet of GLA, and were 100% executed as of December 31, 1997. The Latham Property is located in Latham, New York, north of Albany, New York and south of Saratoga Springs, New York. The Latham Property contains approximately 43,000 square feet of GLA and was 100% executed as of December 31, 1997.

       On December 2, 1997, the Company acquired Niagara International Factory Outlets ("Niagara") and Shasta Factory Stores ("Shasta") from an unrelated third party for an aggregate purchase price of $100,975, including the assumption of mortgage indebtedness of $31,368. The Company financed the purchase with proceeds from the September Offering and the Private Placement.

       Niagara is located in Niagara Falls, New York and serves Buffalo, New York; Ontario, Canada; and tourist markets. Niagara contains approximately 534,000 square feet of GLA and was 88% executed as of December 31, 1997. Shasta is located six miles west of Redding, California and serves the Northern California tourist market. Shasta contains approximately 165,000 square feet of GLA and was 91% executed as of December 31, 1997.

       During 1998, the Company will explore acquisitions of factory outlet centers in the United States and in Europe as well as consider possible strategic acquisitions of other assets in the retail sector. The Company has evaluated and is evaluating such opportunities and prospects and will continue to do so throughout 1998. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

Merger Agreement

        On November 12, 1997 and as amended on February 1, 1998, the Company entered into a definitive merger agreement (as amended, the "Merger Agreement") with Horizon Group, Inc. ("Horizon") for an aggregate consideration of approximately $945,200, including the assumption of $556,900 of Horizon debt and estimated transaction costs. Upon completion of the transaction, the Company will own and operate 48 outlet centers totaling approximately 13,406,261 square feet of GLA, including the purchase of Horizon's joint venture partner's 50% ownership interest in Finger Lakes Outlet Center for $46,100 (the "Finger Lakes Acquisition").

        Under the terms of the Merger Agreement, the Company will pay a fixed exchange ratio of 0.20 of a share of Series B Convertible Preferred Stock and
0.597 of a share of Common Stock for each share of common stock of Horizon. In addition, each common unit in Horizon Partnership will entitle the holder to receive 0.9193 of a Common Unit of the Operating Partnership that will be exchangeable for a like number of shares of Common Stock of the Company.

        Immediately prior to the merger, Horizon Group Properties, Inc. ("HGP"), a subsidiary of Horizon, will become the sole general partner of Horizon/Glen Outlet Center Limited Partnership ("Horizon Partnership") and the common stock of HGP will be distributed to the shareholders of both the Company and Horizon. All of the common equity of HGP will be distributed to the convertible preferred and common shareholders and unitholders of the Company and the shareholders and limited partners of Horizon based on their ownership in the Company immediately following the merger. It is presently expected that following the merger one share of common stock of HGP will be distributed for every 10 shares of Common Stock or Common Units of the Company, and that approximately 1.196 shares of common stock of HGP will be distributed for every 10 shares of Series B Convertible Preferred Stock held in the Company. Immediately prior to the closing of the merger, the Company will pay a special cash distribution of $0.60 per share of Series B Convertible Preferred Stock and $0.50 per share/unit of Common Stock, Series C Preferred Security and Common Unit, as applicable, totaling $21,865 (the "Special Cash Distribution"). Shareholders and limited partners in Horizon will not participate in this distribution. HGP will own and operate 15 outlet centers (including Indiana Factory Shops and Nebraska Crossing Factory Stores which will be acquired from the Company) totaling 3,084,823 square feet of GLA.

        The merger will be accounted for as a purchase. It is conditioned upon, among other things, the approvals of each Company's shareholders and partners and the satisfaction of other customary conditions. The closing is expected during the second quarter of 1998. The exchange of shares of Horizon for shares of the Company will be made on a tax-free basis.

        The Company expects to finance the Finger Lakes Acquisition, the Special Cash Distribution and estimated closing costs of $18,750 with proceeds from certain contemplated loan facilities expected to close concurrent with the closing of the merger. There can be no assurance that the Company will be successful in obtaining the required amount of debt financing or that the terms of such loan facilities will be as favorable as the Company has experienced in prior periods.

Planned Development

        Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions of certain existing factory outlet centers. The Company expects to open approximately 751,000 square feet of GLA during 1998 including two new factory outlet centers currently under construction. At December 31, 1997, the budgeted remaining capital expenditures for 1998 planned developments aggregated approximately $78,200, while anticipated capital expenditures related to the completion of expansions of existing factory outlet centers opened during 1997 (aggregating 224,000 square feet of GLA) approximated $5,200.

        Management believes that the Company has sufficient capital and capital commitments to fund the remaining capital expenditures associated with its 1997 and 1998 development activities. These funding requirements are expected to be met, in large part, with the proceeds from various loan facilities, including the financing of certain unencumbered properties. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

        The Company currently plans to open one new factory outlet center and several expansions in 1999 that are expected to contain approximately 400,000 square feet of GLA, in the aggregate, and have a total expected development cost of approximately $56,000. The Company expects to fund the development cost of these projects from (i) certain line of credit facilities, (ii) joint venture partners, (iii) retained cash flow from operations, (iv) construction loans, and
(v) the potential sale of common or preferred equity in the public or private capital markets. As of December 31, 1997, there were no material commitments with regard to the construction of the new factory outlet centers and expansions scheduled to open in 1999. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the 1999 planned openings or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods.

Debt Transactions

        On February 13, 1997, the Company closed on $30,000 of loan facilities with Nomura Asset Capital Corporation. The transaction provided (i) a $27,000 nonrecourse first mortgage loan (the "First Mortgage Loan") and (ii) a junior secured loan (the "Junior Secured Loan") of $3,000. The First Mortgage Loan (i) is cross collateralized by first mortgages on three of the Company's factory outlet centers, (ii) bears a fixed rate of interest of 8.35%, and (iii) requires monthly principal and interest payments pursuant to a 360-month amortization schedule. The Junior Secured Loan is a recourse loan to the Company that (i) is secured by a pledge of excess cash flow after debt service on the First Mortgage Loan, (ii) bears a variable interest rate at the London Interbank offered rate for 30-day deposits in U.S. dollars ("30-day LIBOR") plus 1.95%, (iii) matures in three years, (iv) requires monthly interest only payments through April 10, 1998 and (v) monthly principal and interest payments thereafter.

        On July 11, 1997, the Company's $15,000 unsecured line of credit (the "Corporate Line") was renewed. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears an interest rate of 30-day LIBOR plus 2.50% and matures on July 11, 1998. No amounts were outstanding under the Corporate Line at December 31, 1997.

        In September 1997, the Company repaid certain outstanding corporate indebtedness aggregating $113,410, including the Junior Secured Loan, with proceeds from certain public and private equity offerings (see Note 8 - "Equity Offerings and Other Transactions" of the Notes to the Consolidated Financial Statements). As a result of the prepayment of such indebtedness, the Company incurred an extraordinary loss of $1,423 related to the write-off of certain unamortized financing costs. The Company also incurred an extraordinary loss of $638 related to the write-off of certain unamortized financing costs in connection with the Buckeye Acquisition (see Note 5 - "Investment in Partnerships" of the Notes to the Consolidated Financial Statements).

        On November 13, 1997, the Company closed on a term loan with Nomura Securities (Bermuda) Ltd. ("Nomura Securities") of $53,290 (the "Term Loan"). The Term Loan is a recourse loan to the Company that (i) is secured by a pledge of excess cash flow after debt service on a first mortgage loan collateralized by 16 of the Company's factory outlet centers, (ii) bears a variable interest rate of 30-day LIBOR plus 1.95%, (iii) matures on November 11, 1999, (iv) requires monthly interest-only payments through February 10, 1998 and monthly interest payments and quarterly principal payments thereafter that approximate a six-year amortization schedule, and (v) may be subject to earlier principal payments via "mark-to-market" of the underlying debt instrument.

        In addition, on November 13, 1997, the Company closed on a term loan with Nomura Securities of $3,000 (the "Second Term Loan"). The Second Term Loan is a recourse loan to the Company that (i) is secured by a pledge of excess cash flow after debt service on a first mortgage loan collaterlized by three of the Company's factory outlet centers, (ii) bears a variable interest rate of 30-day LIBOR plus 1.95%, (iii) matures on February 13, 2000, (iv) requires monthly interest-only payments through April 10, 1998 and monthly principal and interest payments thereafter that approximate a five-year amortization schedule, and (v) may be subject to earlier principal payments via "mark-to-market" of the underlying debt instrument.

        On December 2, 1997, the Company assumed a $31,328 mortgage loan in connection with the purchase of Niagara International Factory Outlets (the "Niagara Loan"). The Niagara Loan (i) bears a fixed rate of interest of 6.83%,
(ii) requires monthly principal and interest payments that approximates a 25-year amortization schedule, and (iii) is collateralized by Niagara International Factory Outlets.

        On December 31, 1997, the Company obtained from a financial institution a commitment for a construction mortgage loan in an amount not to exceed $20,396 (the "Construction Mortgage Loan"). The Construction Mortgage Loan (i) bears a variable interest rate at the financial institution's prime rate or, at the Company's option, a LIBOR index plus 1.75%, (ii) matures on December 31, 1999, and (iii) requires monthly interest-only payments. The Construction Mortgage Loan is collateralized by a first mortgage on Lebanon Factory Shops, a factory outlet center located in Lebanon, Tennessee. At December 31, 1997, no amounts were outstanding on the Construction Mortgage Loan.

Debt Repayments and Preferred Stock Dividends

        The  Company's  aggregate  indebtedness  was  $515,265  and  $499,523 at
December 31, 1997 and 1996, respectively. At December 31, 1997, such indebtedness had a weighted average maturity of 6. 5 years and bore interest at a weighted average interest rate of 7.36% per annum. At December 31, 1997, $74,729 , or 14.5%, of such indebtedness bore interest at fixed rates and $440,536, or 85.5%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable rates. Of the variable rate indebtedness outstanding at December 31, 1997, $355,996 is scheduled to convert to a fixed rate of 7.782% in November 1998 for the remaining five year term of such indebtedness.

        At December 31, 1997, the Company held interest rate protection contracts on all $28,250 of its floating rate tax-exempt indebtedness which expire in 1999 and approximately $355,996 of other floating rate indebtedness which expire in November 1998 (or approximately 80.8% of its total floating rate indebtedness). In addition, the Company held additional interest rate protection contracts on $43,900 (of which $22,000 expires in July 1998 and $21,900 expires in April 1999) of the $355,998 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates. See Note 2 -- "Summary of Significant Accounting Policies" and Note 7 -- "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information concerning the accounting policies and significant terms of the interest rate protection contracts.

        The Company's ratio of debt to total market capitalization at December 31, 1997 (defined as total long-term debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Stock, assuming the full exchange of Common Units, Series C Preferred Securities into Common Stock;
(b) the aggregate market value of the outstanding shares of Series B Convertible Preferred Stock; (c) the aggregate liquidation preference of the Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") at $25.00 per share; and
(d) the total long-term debt of the Company) was 42.4%.

        The Company is obligated to repay $13,951 and $50,179 of mortgage indebtedness during 1998 and 1999, respectively. Annualized cumulative dividends on the Company's Senior Preferred Stock, Series B Convertible Preferred Stock, and Series C Preferred securities outstanding as of December 31, 1997 are $6,038, $6,336, and $5,149, respectively. These dividends are paid quarterly, in arrears.

        The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources, including proceeds from the September Offering and the Private Placement, will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year.

Table 9--Taxability of Distributions

        TABLE 9 summarizes the taxability of distributions paid during the years ended December 31, 1997 and 1996. Distributions paid by the Company out of its current or accumulated earnings and profits (and not designated as capital gains dividends) will constitute taxable distributions to each holder. To the extent the Company makes distributions (not designated as capital gains dividends) in excess of its current and accumulated earnings and profits, such distributions will be treated first as a tax-free return of capital to each holder, reducing the adjusted basis which such holder has in his shares of stock by the amount of such distributions (but not below zero), with distributions in excess of a holder's adjusted basis in his stock taxable as capital gains (provided that the shares have been held as a capital asset).

 --------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                                 1997        1996
 --------------------------------------------------------------------------------------------------------------------------
Senior Preferred Stock
     Ordinary income.........................................................................           100.0%      100.0%
     Return of capital.......................................................................              --          --
Series B Convertible Preferred Stock
     Ordinary income.........................................................................            91.3%       38.0%
     Return of capital.......................................................................             8.7%       62.0%
 Common Stock
     Ordinary income.........................................................................              --          --
     Return of capital.......................................................................           100.0%      100.0%
 ==========================================================================================================================

No assurances can be made that future distributions will be treated similarly. Each holder of stock may have a different basis in its stock and, accordingly, each holder is advised to consult its tax advisors.

Economic Conditions

        Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At December 31, 1997, the Company maintained interest rate protection contracts to protect against increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Dividends").

        The Company intends to reduce operating and leasing risks by managing its existing portfolio of properties with the goal of improving its tenant mix, rental rates and lease terms and attracting high fashion, upscale manufacturers and national brand-name manufacturers as merchants.

Year 2000

        Recognizing the need to ensure that the Company's operations will not be adversely impacted by year 2000 software failures, management has assessed the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on this assessment, management believes that the Company's primary computerized information systems are year 2000 compliant and the Company's operations will not be adversely impacted by year 2000 software failures.
Funds from Operations

        Management believes that to facilitate a clear understanding of the Company's operating results, funds from operations ("FFO") should be considered in conjunction with net income (loss) presented in accordance with GAAP. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established guidelines clarifying the definition of FFO. FFO is defined as net income (loss) (determined in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures.

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

        TABLE 10 provides a reconciliation of income before allocation to minority interests and preferred shareholders to FFO for the years ended December 31, 1997, 1996 and 1995. FFO increased $19,081, or 69.0% to $46,718 for the year ended December 31, 1997 from $27,637 for the year ended December 31, 1996. The increase in FFO primarily reflects the $6,131 nonrecurring charge related to the prepayment of certain long-term debt in 1996, offset by the Portfolio Expansion, including the effect of the acquisition of certain properties in November 1996.

Table 10--Funds from Operations
----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                            1997         1996         1995
----------------------------------------------------------------------------------------------------------------------------------
Income before allocations to minority interests and preferred shareholders..............        $ 18,547     $  6,986     $ 12,806
FFO adjustments:
Real estate depreciation and amortization...............................................          26,413       18,703       14,884
Unconsolidated joint venture adjustments................................................           1,758        1,948          306
                                                                                                --------     --------     --------
FFO before allocations to minority interests and preferred shareholders.................        $ 46,718     $ 27,637     $ 27,996
                                                                                                ========     ========     ========
Other Data:
Net cash provided by operating activities...............................................        $ 49,856     $ 45,191     $ 36,399
Net cash used in investing activities...................................................        (229,956)    (232,290)     (81,978)
Net cash provided by financing activities...............................................         182,549      176,096       57,547
==================================================================================================================================

        The payout ratios based on distributions made by the Company divided by FFO for the applicable periods were 103.7%, 106.4%, and 108.7%, respectively.

Table 11--Consolidated Quarterly Summary of Funds from Operations
---------------------------------------------------------------------------------------------------------------------------
                                                          1997                                      1996
                                        -----------------------------------------  ----------------------------------------
                                           Fourth     Third    Second      First      Fourth      Third    Second     First
                                          Quarter   Quarter   Quarter    Quarter     Quarter    Quarter   Quarter   Quarter
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before allocations to
   minority interests and preferred
   shareholders........................  $  7,380  $  4,091  $  3,583   $  3,493    $  3,704   $  4,175  $ (3,950) $  3,057
FFO adjustments:
Real estate depreciation and
   amortization........................     7,108     6,558     6,473      6,274       4,905      3,603     3,281     1,757
Unconsolidated joint venture
   adjustments.........................       288       455       530        485         388        822       482       358
                                         --------  --------  --------   --------    --------   --------  --------  --------
FFO before allocations to minority
   interests and preferred
   shareholders........................  $ 14,776  $ 11,104  $ 10,586   $ 10,252    $  9,693   $  9,379  $    951  $  7,614
                                         ========  ========  ========   ========    ========   ========  ========  ========
Other Data:
Net cash provided by operating
   activities....  ....................  $ 15,298  $ 18,301  $  9,301   $  6,956    $ 13,888   $ 11,718  $ 10,366  $  9,219
Net cash used in investing activities..  (123,220)  (41,697)  (17,492)   (47,547)   (184,130)   (24,200)  (12,212)  (11,748)
Net cash provided by (used in)
   financing activities................    90,518    46,188   (10,906)    56,749     164,564     18,044     3,297    (9,809)
===========================================================================================================================

              ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this Item is set forth at the pages indicated in Item 14(a) below.

             ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

        The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or before April 30, 1998.

                                     PART IV

   ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

         Report of Independent Auditors                                   F-1

         Consolidated Balance Sheets of the Company as of
         December 31, 1997 and 1996                                       F-2

         Consolidated  Statements of Operations of the Company
         for the years ended December 31, 1997, 1996 and 1995             F-3

         Consolidated  Statements of Cash Flows of the Company
         for the years ended December 31,1997, 1996 and 1995              F-4

         Consolidated  Statements  of  Shareholders'  Equity
         of the Company for the years ended December 31, 1997,
         1996 and 1995                                                    F-5

         Notes to Consolidated Financial Statements of the Company        F-6

      2.  Financial Statement Schedules

         The following financial statement schedule of the Company is included in Item 14 (d):

         Report of Independent Auditors on Schedule (included with consent filed as Exhibit 23)

         Schedule III--Real Estate and Accumulated Depreciation           F-21

         Notes to Schedule III                                            F-22

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.  Exhibits

         Exhibit
         Number            Description


         3.1        Restated  Articles of Incorporation of Prime Retail,  Inc.
                      [Restated to incorporate amendment dated August 8, 1997 for purposes of Regulation S-T Section 232.102(c) only]

         3.2        Amended and  Restated  By-Laws of Prime  Retail,  Inc.
                      [Incorporated  by reference to the same titled  exhibit
                       in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 0-23616).]

         4.1        Form of Senior  Preferred  Stock  Certificate  [Incorporated
                      by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

         4.2        Form of Convertible  Preferred Stock Certificate
                      [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

         4.3        Form of Common Stock  Certificate  [Incorporated  by
                      reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

         10.1       Amended and Restated Agreement of Limited Partnership of
                      Prime Retail, L.P. dated as of September 8, 1997

         Exhibit
         Number            Description


         10.1A      Common Unit  Contribution  Agreement  [Incorporated  by
                      reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

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

      #  10.7       Form of Executive  Employment  Agreement (David G. Phillips)
                      [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No.33-68536).]

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

         Exhibit
         Number            Description


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

         10.13      Purchase  Option  Agreement  (Northgate  Plaza--Excluded
                      Parcel)  [Incorporated  by  reference to the same titled
                      exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

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

         10.18      Noncompetition  and  Restriction  Agreement  with  Michael
                      W. Reschke of PGI [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

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

      #  10.22      Consulting  Agreement  between the Company and Marvin Traub
                      Associates, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

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


         10.24A     Allonge  related  to  the  Secured   Promissory  Note  of
                      Carpenter   Family   Associates  LLC [Incorporated  by
                      reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-
                      1784).]

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

         10.31      Promissory  Note dated October 31, 1996 by and between Prime
                      Retail, L.P. and Nomura Asset Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

         Exhibit
         Number            Description


         10.31A     Form of Deed of Trust, Security Agreement, Assignment of
                      Rents and Fixture Filings with Nomura Asset Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

         10.32      Form of Standby  Bond  Purchase  and  Indemnity  Agreement
                      [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

         10.33      Consulting  Agreement between the Company and Financo,  Inc.
                      [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

         10.34      Amended and Restated  Agreement and Plan of Merger among
                      Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., Horizon Group Properties, Inc., Horizon Group Properties, L.P., and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated February 1, 1998 (File No. 0-23616).]

         10.35      Agreement among Prime Retail, Inc., Horizon Group, Inc.,
                      Mr. David H. Murdock, Castle & Cooke Properties, Inc., and Pacific Holding Company dated as of February 1, 1998 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated February 1, 1998 (File No. 0-23616).]

      #  10.36      Letter Agreement with David G. Phillips regarding the
                      purchase of units in Prime Retail, L.P. dated August 6,
                      1996

         12         Statement re  Computation  of Ratio  Earnings to Combined
                      Fixed  Charges and  Preferred  Stock Dividends

         21         Subsidiaries of Prime Retail, Inc.

         23         Consent of Ernst & Young LLP

         27.1       Financial Data Schedule

         27.2       Financial Data Schedule -- Restated 1997 Interim Periods

         27.3       Financial Data Schedule -- Restated 1996 Periods

         Note:
         # Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

 (b)    Reports on Form 8-K

        On October 29, 1997, the Company filed a Current Report on Form 8-K, dated October 29, 1997, reporting that the Company purchased Tidewater Outlet Mall, Manufacturer's Outlet Mall, Kittery Outlet Village (collectively "Prime Retail Outlets of Kittery") and Latham Factory Outlet Center. No financial statements were included.

        On November 12, 1997, the Company filed a Current Report on Form 8-K, dated November 12, 1997, reporting that the Company and Horizon Group, Inc. entered into a definitive merger agreement. No financial statements were included.

        On December 2, 1997, the Company filed a Current Report on Form 8-K, dated December 2, 1997, reporting that the Company purchased Niagara International Factory Outlets and Shasta Factory Stores. No financial statements were included.

        On December 31, 1997, the Company filed a Current Report on Form 8-K/A, dated October 29, 1997, reporting that the Company purchased Prime Retail Outlets of Kittery, Latham Factory Outlet Center, Niagara International Factory Outlets and Shasta Factory Stores. Proforma consolidated financial statements of the Company and audited statements of revenue and certain expenses of the acquired properties were filed with this Form 8-K/A.

        On February 1, 1998, the Company filed a Current Report on Form 8-K, dated February 1, 1998, reporting the amended merger agreement between the Company and Horizon Group, Inc. No financial statements were included.

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

(d)     Financial Statements and Schedules

        Schedule III -- Real Estate and Accumulated Depreciation attached hereto is hereby incorporated by reference to this Item.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      PRIME RETAIL, INC.

Dated: March 25, 1998                            /s/ Abraham Rosenthal
                                                 ---------------------
                                                 Abraham Rosenthal
                                                 Chief Executive Officer

Dated: March 25, 1998                            /s/ Robert P. Mulreaney
                                                 -----------------------
                                                 Robert P. Mulreaney
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         /s/ Michael W. Reschke                                   March 25, 1998
         -------------------------------------------------
         Michael W. Reschke
         Chairman of the Board

         /s/ Abraham Rosenthal                                    March 25, 1998
         Abraham Rosenthal
         Chief Executive Officer and Director

         /s/ William H. Carpenter, Jr.                            March 25, 1998
         -------------------------------------------------
         William H. Carpenter, Jr.
         President, Chief Operating Officer and Director

         /s/ Glenn D. Reschke                                     March 25, 1998
         -------------------------------------------------
         Glenn D. Reschke
         Executive Vice President, Development and
         Acquisitions and Director

         /s/ Terence C. Golden                                    March 25, 1998
         -------------------------------------------------
         Terence C. Golden
         Director

         /s/ Kenneth A. Randall                                   March 25, 1998
         -------------------------------------------------
         Kenneth A. Randall
         Director

         /s/ Sharon Sharpe                                        March 25, 1998
         Sharon Sharpe
         Director

         /s/ James R. Thompson                                    March 25, 1998
         -------------------------------------------------
         James R. Thompson
         Director

         /s/ Marvin S. Traub                                      March 25, 1998
         -------------------------------------------------
         Marvin S. Traub
         Director

                         Report of Independent Auditors



To the Board of Directors and Shareholders
Prime Retail, Inc.


We have audited the accompanying consolidated balance sheets of Prime Retail, Inc. (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, the consolidated results of the Company's operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            /s/ Ernst & Young LLP



Baltimore, Maryland
January 23, 1998, except
for Note 15, as to which the date
is February 1, 1998

                                                         PRIME RETAIL, INC.

                                             Consolidated Balance Sheets of the Company

                                          (Amounts in thousands, except share information)

 -----------------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                                                     1997        1996
 -----------------------------------------------------------------------------------------------------------------------------------
 Assets

 Investment in rental property:
    Land                                                                                                     $  66,277   $  44,731
    Buildings and improvements..........................................................................       779,191     570,761
    Property under development..........................................................................        53,139      20,900
    Furniture and equipment.............................................................................         6,175       4,367
                                                                                                             ---------   ---------
                                                                                                               904,782     640,759
    Accumulated depreciation............................................................................       (82,033)    (57,674)
                                                                                                             ---------   ---------
                                                                                                               822,749     583,085
 Cash and cash equivalents..............................................................................         6,373       3,924
 Restricted cash........................................................................................        41,736      45,127
 Accounts receivable, net...............................................................................         9,745       6,096
 Deferred charges, net..................................................................................        16,206      20,841
 Due from affiliates, net...............................................................................         1,052       1,549
 Investment in partnerships.............................................................................         3,278       5,625
 Other assets...........................................................................................         3,044         556
                                                                                                             ---------   ---------
          Total assets..................................................................................     $ 904,183   $ 666,803
                                                                                                             =========   =========


 Liabilities and Shareholders' Equity

 Bonds payable..........................................................................................     $  32,900   $  32,900
 Notes payable..........................................................................................       482,365     466,623
 Accrued interest.......................................................................................         3,767       3,640
 Real estate taxes payable..............................................................................         4,639       2,138
 Construction costs payable.............................................................................         5,849       3,047
 Accounts payable and other liabilities.................................................................        20,210      19,246
                                                                                                             ---------   ---------
          Total liabilities.............................................................................       549,730     527,594
 Minority interests.....................................................................................         9,925          --
 Shareholders' equity:
    Shares of preferred stock, 24,315,000 shares authorized:
       10.5% Series A Senior Cumulative Preferred Stock, $.01 par value
         (liquidation preference of $57,500), 2,300,000 shares issued and outstanding...................            23          23
       8.5% Series B Cumulative Participating  Convertible Preferred Stock, $.01
         par   value   (liquidation   preference   of   $74,545   and   $70,150,
         respectively), 2,981,800 and 2,806,000 shares issued and outstanding, respectively.............            30          28
       Series C Cumulative Participating Convertible Redeemable Preferred Stock, $.01 par value
         (liquidation preference of $50,000), 3,636,363 shares issued and outstanding at
          December 31, 1997.............................................................................            36          --
    Shares of common stock, 75,000,000 shares authorized:
       Common stock, $.01 par value, 27,294,951 and 13,404,651 issued and outstanding, respectively.....           273         134
    Additional paid-in capital..........................................................................       398,188     165,346
    Distributions in excess of net income...............................................................       (54,022)    (26,322)
                                                                                                             ---------   ---------
          Total shareholders' equity....................................................................       344,528     139,209
                                                                                                             ---------   ---------
              Total liabilities and shareholders' equity................................................     $ 904,183   $ 666,803
                                                                                                             =========   =========
 ===================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

              Consolidated Statements of Operations of the Company

              (Amounts in thousands, except per share information)
 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                         1997          1996         1995
 -----------------------------------------------------------------------------------------------------------------------------------
 Revenues

 Base rents................................................................................... $ 78,046      $ 54,710     $ 46,368
 Percentage rents.............................................................................    3,277         1,987        1,520
 Tenant reimbursements........................................................................   37,519        25,254       22,283
 Income from investment partnerships..........................................................      103         1,239        1,729
 Interest and other...........................................................................   10,185         5,850        5,498
                                                                                               --------      --------     --------
       Total revenues.........................................................................  129,130        89,040       77,398

 Expenses

 Property operating...........................................................................   29,492        20,421       17,389
 Real estate taxes............................................................................    9,417         5,288        4,977
 Depreciation and amortization................................................................   26,715        19,256       15,438
 Corporate general and administrative.........................................................    5,603         4,018        3,878
 Interest.....................................................................................   36,122        24,485       20,821
 Other charges................................................................................    3,234         8,586        2,089
                                                                                               --------      --------     --------
         Total expenses.......................................................................  110,583        82,054       64,592
                                                                                               --------      --------     --------
 Income before minority interests and extraordinary item......................................   18,547         6,986       12,806
 (Income) loss allocated to minority interests................................................  (10,581)        2,092        5,364
                                                                                               --------      --------     --------
 Income before extraordinary item.............................................................    7,966         9,078       18,170
 Extraordinary item - loss on early extinguishment of debt,
    net of minority interests in the amount of $0 in 1997 and $3,263 in 1996..................   (2,061)       (1,017)          --
                                                                                               --------      --------     --------
 Net income...................................................................................    5,905         8,061       18,170
 Income allocated to preferred shareholders...................................................   12,726        14,236       20,944
                                                                                               --------      --------     --------
 Net loss applicable to common shares......................................................... $ (6,821)     $ (6,175)    $ (2,774)
                                                                                               ========      ========     ========
 Earnings per common share - basic and diluted:
       Loss before extraordinary item......................................................... $  (0.25)     $  (0.63)    $  (0.96)
       Extraordinary item.....................................................................    (0.11)        (0.12)          --
                                                                                               --------      --------     --------
       Net loss............................................................................... $  (0.36)     $  (0.75)    $  (0.96)
                                                                                               ========      ========     ========
 Weighted average common shares outstanding...................................................   19,189         8,221        2,875
                                                                                               ========      ========     ========
 ===================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

              Consolidated Statements of Cash Flows of the Company

                             (Amounts in thousands)
 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31                                                                             1997         1996         1995
 -----------------------------------------------------------------------------------------------------------------------------------
 Operating Activities
 Net income............................................................................          $   5,905    $   8,061    $ 18,170
 Adjustments to reconcile net income to net cash provided by operating activities:
       Income (loss) allocated to minority interests...................................            10,581       (2,092)      (5,364)
       Extraordinary loss for early extinguishment of debt, net........................             2,061        1,017           --
       Write-off of financing costs related to early extinguishment of debt............                --        6,131           --
       Depreciation....................................................................            25,055       17,468       13,716
       Amortization of deferred financing costs and interest rate protection contracts.             3,742        3,724        4,524
       Amortization of leasing commissions.............................................             1,660        1,788        1,722
       Equity earnings in excess of cash distributions from joint ventures.............                --         (365)      (1,281)
       Provision for uncollectible accounts receivable.................................               970          710          346
       Gain on sale of land............................................................              (904)          --         (106)
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable.........................................            (4,619)       1,945       (2,941)
    (Increase) decrease in other assets................................................             1,400       (3,232)          47
    Increase in other liabilities......................................................             3,381        9,785        6,047
    Increase in accrued interest........................................................              127          606        1,059
    (Increase) decrease in due from affiliates, net.....................................              497         (355)         460
                                                                                                 --------     --------     --------
       Net cash provided by operating activities........................................           49,856       45,191       36,399
                                                                                                 --------     --------     --------
 Investing Activities
 Purchase of land.......................................................................             (667)        (953)      (4,765)
 Purchase of buildings and improvements.................................................          (21,345)     (45,036)     (70,781)
 Increase in property under development.................................................          (49,668)     (11,566)      (7,056)
 Acquisition of outlet centers..........................................................         (159,232)    (134,668)          --
 Increase in construction reserves......................................................             (497)     (40,067)          --
 Proceeds from sale of land.............................................................            1,358           --          624
 Lease commissions......................................................................             (537)          --           --
 Cash distributions in excess of equity earnings of joint ventures......................              632           --           --
                                                                                                 --------     --------     --------
       Net cash used in investing activities............................................         (229,956)    (232,290)     (81,978)
                                                                                                 --------     --------     --------
 Financing Activities
 Net proceeds from offerings............................................................          242,729       36,948           --
 Proceeds from notes payable............................................................          160,057      591,520      185,078
 Principal repayments on notes payable..................................................         (175,683)    (397,951)     (93,149)
 Deferred financing fees................................................................             (583)     (18,036)      (4,822)
 Distributions and dividends paid.......................................................          (33,605)     (27,470)     (24,337)
 Distributions to minority interests....................................................          (10,366)      (8,915)      (5,223)
                                                                                                 --------     --------     --------
       Net cash provided by financing activities........................................          182,549      176,096       57,547
                                                                                                 --------     --------     --------
 Increase (decrease) in cash and cash equivalents.......................................            2,449      (11,003)      11,968
 Cash and cash equivalents at beginning of period.......................................            3,924       14,927        2,959
                                                                                                 --------     --------     --------
 Cash and cash equivalents at end of period.............................................         $  6,373     $  3,924     $ 14,927
                                                                                                 ========     ========     ========

 Supplemental disclosure of noncash financing activity:
 Assumption of notes payable.............................................................        $ 31,368     $     --     $     --
                                                                                                 ========     ========     ========
 ===================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

         Consolidated Statements of Shareholders' Equity of the Company

                (Amounts in thousands, except share information)
------------------------------------------------------------------------------------------------------------------------------------
                                                    Series A   Series B   Series C           Additional  Distributions        Total
                                                   Preferred  Preferred  Preferred    Common    Paid-in   in Excess of Shareholders
                                                       Stock      Stock      Stock     Stock    Capital     Net Income       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995........................         $23        $70                   29   $128,275       $   (746)    $127,651
Net income......................................          --         --                   --         --         18,170       18,170
Common distributions declared ($1.18 per share).          --         --                   --         --         (3,393)      (3,393)
Preferred distributions and dividends declared:
     Series A ($2.625 per share)................          --         --                   --         --         (6,037)      (6,037)
     Series B ($2.125 per share)................          --         --                   --                   (14,907)      14,907)
                                                       -----      -----                -----   --------       --------     --------

Balance, December 31, 1995......................          23         70                   29    128,275         (6,913)     121,484
Series B preferred stock exchanged and retired
   (4,209,000 shares) for common stock
   (6,734,323 shares)...........................          --        (42)                  67     (1,822)            --       (1,797)
Issuance of 3,795,328 shares of common stock,
   net of issuance costs.........................         --         --                   38     38,893             --       38,931
Net income.......................................         --         --                   --         --          8,061        8,061
Common distributions declared ($1.325 per share)..        --         --                   --         --        (10,998)     (10,998)
Preferred distributions and dividends declared:
     Series A ($2.625 per share)..................        --         --                   --         --         (6,037)      (6,037)
     Series B ($2.125 per share)..................        --         --                   --         --        (10,435)     (10,435)

Balance, December 31, 1996........................        23         28                  134    165,346        (26,322)     139,209
Issuance of 175,800 shares of Series B preferred
   stock, net of issuance cost....................        --          2                   --      3,798             --        3,800

Issuance of 13,890,300 shares of common stock,
    net of issuance cost..........................        --         --                  139    180,035             --      180,174

Issuance of 3,636,363 shares of Series C preferred
   stock, net of issuance cost.....................       --         --        $36        --     49,009             --       49,045

Net income.........................................       --         --         --        --         --          5,905        5,905
Common distributions declared ($1.18 per share).....      --         --         --        --         --        (21,232)     (21,232)
Preferred distributions and dividends declared:
     Series A ($2.625 per share)....................      --         --         --        --         --         (6,037)      (6,037)
     Series B ($2.125 per share)....................      --         --         --        --         --         (6,336)      (6,336)
                                                       -----      -----      -----     -----   --------       --------     --------
Balance, December 31, 1997.........................      $23        $30        $36      $273   $398,188       $(54,022)    $344,528
                                                       =====      =====      =====     =====   ========       ========     ========
====================================================================================================================================

  See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

            Notes to Consolidated Financial Statements of the Company

            (Amounts in thousands, except share and unit information)


Note 1 -- Organization and Basis of Presentation

Organization

        Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. The Company is a self-administered and self-managed real estate investment trust ("REIT") that develops, acquires, owns and operates factory outlet centers in the United States. The Company's factory outlet center portfolio, including three factory outlet centers owned through joint venture partnerships, consists of 28 factory outlet centers in 20 states, which total approximately 7,217,000 square feet of gross leasable area ("GLA") at December 31, 1997. As a fully-integrated real estate firm, the Company provides development, construction, accounting, finance, leasing, marketing, and management services for all of its properties (the "Properties"). The Company's Properties are held and all of its business and operations are conducted through Prime Retail, L.P. (the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations.

        At December 31, 1997, the Company owned 2,300,000 Senior Preferred Units of the Operating Partnership (the "Senior Preferred Units"), 2,981,800 Series B Convertible Preferred Units of the Operating Partnership (the "Series B
Convertible Preferred Units"), 3,636,363 Series C Preferred Units of the Operating Partnership (the "Series C Preferred Units"), and 27,294,951 Common Units of partnership interest in the Operating Partnership (the "Common Units"). Each Senior Preferred Unit, Series B Convertible Preferred Unit, and Series C Preferred Unit (collectively, the "Preferred Units") entitles the Company to receive distributions from the Operating Partnership in an amount equal to the dividend declared or paid with respect to a share of the Company's Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock"), Series B Cumulative Participating Preferred Stock ("Series B Convertible Preferred Stock"), and Series C Cumulative Participating Convertible Redeemable Preferred Stock ("Series C Preferred Stock"), respectively, prior to the payment by the Operating Partnership of distributions with respect to the Common Units. Series B Convertible Preferred Units and Series C Preferred Units will be automatically converted into Common Units to the extent of any conversion of Series B Convertible Preferred Stock or Series C Preferred Stock into Common Stock. The Preferred Units will be redeemed by the Operating Partnership to the extent of any redemption of Senior Preferred Stock, Series B Convertible Preferred Stock, or Series C Preferred Stock. (See Note 8 "Equity Offerings and Other
Transactions" of the Notes to the Consolidated Financial Statements for additional information concerning equity transactions that were completed by the Company in 1996 and 1997.)

        A summary of the holders of units in the Operating Partnership as of December 31, 1997 is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                Number of Units
                                                            ---------------------------------------------------------
Holder                                                      Series A       Series B        Series C          Common
---------------------------------------------------------------------------------------------------------------------
Prime Retail, Inc............................................2,300,000      2,981,800       3,636,363      27,294,951
PGI, management and other (1)................................       --             --              --       8,505,472
Security Capital Preferred Growth Incorporated...............       --             --         727,273              --
                                                             ---------      ---------       ---------      ----------
                                                             2,300,000      2,981,000       4,363,636      35,800,423
                                                             =========      =========       =========      ==========
=====================================================================================================================

Note:
(1) Includes 742,180 units beneficially owned by management and 4,091,255 units owned by certain executive officers based on their ownership interests in PGI.

        As of December 31, 1997, the Company has a 76.2% general partnership interest in the Operating Partnership with full and complete control over the management of the Operating Partnership as the sole general partner not subject to removal by the limited partners.

        The Operating Partnership is the 1% sole general partner of Prime Retail Services Limited Partnership (the "Services Partnership"). The Operating Partnership owns 100% of the non-voting preferred stock of Prime Retail Services, Inc. (the "Services Corporation") which, in turn, is the 99% limited partner of the Services Partnership. Certain members of management own 100% of the voting common stock of the Services Corporation and no cash distributions were made during the years ended December 31, 1997, 1996 and 1995. The Services Partnership was formed primarily to operate business lines of the Company that are not directly associated with the collection of rents. The Services Corporation is subject to federal, state and local taxes.

        Unless the context otherwise requires, all references to the Company herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including the Operating Partnership and the Services Partnership.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which the Company has operational control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Operating Partnership. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2 -- Summary of Significant Accounting Policies

Rental Property

        Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets which are as follows:

     Land improvements....................................              20 years
     Buildings and improvements...........................  Principally 40 years
     Tenant improvements.................................. Term of related lease
     Furniture and equipment..............................               5 years

        Rental property is carried at historical cost net of accumulated depreciation. Development costs, which include fees and costs incurred in developing new properties, are capitalized as incurred. Upon completion of construction, development costs are amortized over the useful lives of the respective properties on a straight-line basis. The Company evaluates its rental properties periodically to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in the business climate that affect the recovery of recorded asset value. If any rental property is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value. No impairment losses have been recorded in any of the periods presented.

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

Accounts Receivable

        Management regularly reviews accounts receivable and determines an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on the merchants' ability to pay, past collection experience and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the allowance level within this range. The allowance for doubtful accounts at December 31, 1997 and 1996 was $1,780 and $1,349, respectively.

        Accounts  receivable   due   after   one   year  primarily  representing
straight-line rents were $5,969 and $5,310 at December 31, 1997 and 1996, respectively.

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

Earnings per Share

        On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the method of computation, presentation, and disclosure for earnings per share ("EPS"). SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock and Units were converted into shares of Common Stock, and (iv) Series B Convertible Preferred Stock were converted into shares of Common Stock. For all periods presented, the effect of these exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS.

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

Stock Based Compensation

        The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants. The Company has elected to adopt only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Income Taxes

        The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on income it distributes to its shareholders so long as it distributes at least 95% of its taxable income (excluding any net capital gain) each year. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property. The Company incurred $263, $116, and $90 for state and local taxes for the years ended December 31, 1997, 1996 and 1995, respectively. The Company paid $170, $102, and $81 of state and local income taxes during the years ended December 31, 1997 and 1996, and 1995, respectively.

        The following  table   summarizes   the   taxability  of  dividends  and
distributions paid during the years ended December 31, 1997, 1996 and 1995:

 -----------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                       1997        1996        1995
 -----------------------------------------------------------------------------------------------------------------------------
Senior Preferred Stock
     Ordinary income......................................................................... $2.625      $2.625      $2.625
                                                                                              ======      ======      ======
Series B Convertible Preferred Stock
     Ordinary income......................................................................... $1.940      $0.808      $1.607
     Return of capital.......................................................................  0.185       1.317       0.518
                                                                                              ------      ------      ------
                                                                                              $2.125      $2.125      $2.125
                                                                                              ======      ======      ======
Common Stock
     Return of capital....................................................................... $1.180      $1.325      $1.180
                                                                                              ======      ======      ======
 =============================================================================================================================

Risks and Uncertainties

        The Company's results of operations are significantly dependent on the overall health of the retail industry. The Company's tenant base is comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could reduce merchant sales, which could adversely affect the operating results of the Company. A number of the merchants have occupied space in more than one of the Company's factory outlet centers; however, no single merchant accounts for more than 5.7% of the Company's revenues.

Note 3 -- Restricted Cash

        At December 31, 1997 and 1996, the Company had placed in escrow $41,736 and $45,127, respectively, to be used to complete certain development projects, to fund real estate taxes and debt service and to pay certain operating costs under a mortgage loan agreement. At December 31, 1997, restricted cash included $34,692 relating to a nonrecourse expansion loan which can only be used to fund certain development costs relating to the expansion of 13 of the Company's factory outlet centers, provided certain occupancy and other conditions have been attained.


Note 4 -- Deferred Charges

        Deferred charges were as follows:

----------------------------------------------------------------------------------------------------------------
December 31,                                                                                  1997          1996
----------------------------------------------------------------------------------------------------------------
Leasing commissions................................................................       $ 11,261      $ 10,567
Financing costs....................................................................         18,145        25,587
                                                                                           -------       -------
                                                                                            29,406        36,154
Accumulated amortization...........................................................        (13,200)      (15,313)
                                                                                           -------       -------
                                                                                          $ 16,206      $ 20,841
                                                                                           =======       =======
================================================================================================================

Note 5 -- Investment In Partnerships

        At December 31, 1997, the Company owned a 50% partnership interest in two real estate ventures that are accounted for using the equity method of accounting. The Company manages these ventures and earns a property management fee based on the ventures' revenues. The condensed combined balance sheets of these ventures and their condensed statements of operations are summarized as follows:

 --------------------------------------------------------------------------------------------------------------
 December 31,                                                                                1997          1996
 --------------------------------------------------------------------------------------------------------------
 Total assets, primarily rental property......................................           $ 51,864       $75,444
                                                                                         ========       =======
 Liabilities, primarily long-term debt........................................           $ 51,077       $70,750

 Partners' capital.............................................................               787         4,694
                                                                                         --------       -------
 Total liabilities and partners' capital......................................           $ 51,864       $75,444
                                                                                         ========       =======

 --------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                 1997       1996        1995
 --------------------------------------------------------------------------------------------------------------------
 Revenues.....................................................................         $12,368    $17,868     $12,671
 Operating expense............................................................           4,899      6,268       4,504
 Interest expense.............................................................           4,174      5,598       3,923
 Depreciation and amortization................................................           3,206      3,615       2,298
 Extraordinary loss...........................................................             851         --          --
                                                                                       -------    -------     -------
  Net income (loss)...........................................................         $  (762)   $ 2,387     $ 1,946
                                                                                       =======    =======     =======

 ====================================================================================================================

        As of December 31, 1997, the Company guaranteed long-term debt of joint venture partnerships of $24,019.

        On September 2, 1997, the Company acquired a 25% ownership interest in Buckeye Factory Shops Limited Partnership ("Buckeye") from its joint venture partner for $23,148 (including $22,642 of mortgage indebtedness relating to such property), thereby increasing its ownership percentage in such property to 100% (the "Buckeye Acquisition"). Prior to September 2, 1997, the Company accounted for its 75% investment in Buckeye using the equity method of accounting. Commencing September 2, 1997, the operating results of Buckeye are consolidated. As a result of the prepayment of the mortgage indebtedness noted above, the joint venture partnership incurred an extraordinary loss of $851 related to the write-off of certain unamortized financing costs totaling $624 and a debt prepayment penalty of $227. The Company's 75% share of the extraordinary loss, or $638, is included in the extraordinary loss in the Consolidated Statements of Operations.

Note 6 -- Related Party Transactions

        At December 31, 1997, the net amount due from affiliates consisted of $1,052 due from joint venture partnerships relating to reimbursement of costs paid by the Company on their behalf. At December 31, 1996, the net amount due from affiliates consisted of $595 due from joint venture partnerships relating to reimbursement of costs paid by the Company on their behalf and $954 of fees due from joint venture partnerships in connection with the development of two factory outlet centers.

Note 7 -- Bonds and Notes Payable

        Bonds payable consisted of the following:
 -------------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                                                 1997         1996
 -------------------------------------------------------------------------------------------------------------------------------
 Variable rate tax-exempt  revenue bonds (the "Bonds"),  rate determined by remarketing  agents,  ranging from 3.80% to 3.95% at December 31,  1997,  interest-only payments, due 2012 to 2014,  collateralized
    by properties in Chattanooga, TN and Knoxville, TN................................................... $ 28,250      $28,250

 Urban  Development  Action Grant Loans,  3% through  August 31,  1997 and 6%  thereafter,  interest-only
    payments, due 2016 to 2019, collateralized by property in Chattanooga, TN............................    4,650        4,650
                                                                                                           -------      -------
                                                                                                           $32,900      $32,900
                                                                                                           =======      =======
 ===============================================================================================================================

        Under the terms of the loan agreements relating to the Bonds, the issuing partnerships are required to make interest-only payments calculated using a variable rate determined by the remarketing agents of the Bonds. The interest rates ranged from 3.00% to 4.70% in 1997, 2.45% to 5.30% in 1996 and 2.65% to 5.30% in 1995. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the Company. A bondholder may tender bonds during the variable interest rate period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agents are required to immediately remarket the Bonds. In the event the remarketing agents fail to remarket any bonds, the remarketing agents may draw on certain liquidity facilities as described below. The remarketing agents receive fees varying from 0.1% to 0.125% per annum on the outstanding bond balance, payable quarterly in arrears.

        At December 31, 1997, the Bonds are collateralized by letters of credit (the "Letters of Credit") issued by a group of financial institutions pursuant to a master letter of credit agreement. A letter of credit fee of 1.0% per annum of the stated amount of the Letters of Credit is payable quarterly in advance to such financial institutions. The Letters of Credit are collateralized by a reimbursement agreement under the master letter of credit agreement (the "Reimbursement Agreement") which obligates an insurance company to reimburse the financial institutions for any funds drawn on the Letters of Credit. In addition, in March 1994, the issuing partnerships, the Operating Partnership and an insurance company entered into standby bond purchase and indemnity agreements (the "Standby Agreements") in order to address the scheduled expirations of various credit enhancements, including the Letters of Credit, through March 21, 1999.

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

        The Letters of Credit are scheduled to expire on December 31, 1998. The total commitments outstanding under the Letters of Credit, the Reimbursement Agreement and the Standby Agreements as of December 31, 1997 were $28,909. The due date of the Bonds accelerates upon the expiration of the Letters of Credit unless the Letters of Credit are extended or replaced.

        Notes payable consisted of the following:
 -----------------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                                                      1997         1996
 -----------------------------------------------------------------------------------------------------------------------------------
 First Mortgage and Expansion Loan, LIBOR plus 1.51% through November 10, 1998, 7.782%  thereafter,  7.51% at
    December 31,   1997,  monthly  installments  of  $2,580  including  interest,   due  November 11,   2003,
    collateralized by sixteen properties located throughout the United States................................  $355,996     $358,748

 Term  loan,  LIBOR  plus  1.95%,  7.95%  at  December 31,   1997,  monthly  interest-only  payments  through
    February 10, 1998;  quarterly principal and monthly interest payments thereafter,  due November 11, 1999,
    collateralized by excess cash flow of sixteen properties located throughout the United States.............   53,290       53,290

 Mortgage,  6.83%,  monthly  installments of $218 including  interest,  due June 6, 2006,  collateralized  by
    property in Niagara Falls, NY..............................................................................  31,328           --

 Mortgage,  8.35%,  monthly  installments of $215 including  interest,  due June 11, 2007,  collateralized by
    three properties located throughout the United States......................................................  26,784           --

  Mortgage,  9.375%,  monthly installments of $71 including interest,  due March 1,  2004,  collateralized by
    property located in Lombard, IL...........................................................................    6,735        6,940

 Mortgage,  7.50%,  monthly  installments of $29 including  interest,  due June 22,  2000,  collateralized by
    property in Knoxville, TN..................................................................................   3,732        3,793

 Term loan, LIBOR plus 1.95%, 7.95% at December 31,  1997, monthly  interest-only  payments through April 10,
    1998;  monthly  principal and interest  payments  thereafter,  due February 13, 2000,  collateralized  by
    excess cash flow of three properties located throughout the United States..................................   3,000           --

 Unsecured term loans, 8.25%, monthly interest-only payments, due August 31, 1998..............................   1,500       12,000

 Unsecured  term loans,  LIBOR plus 3.50%,  9.09% at December 31, 1996,  monthly
    interest-only payments, due November 11, 1997..............................................................      --       16,000

 Mortgage,  LIBOR plus 2.25%, 7.87% at December 31, 1996, monthly  interest-only
    payments, due September 10, 1998, collateralized by property located in Gaffney, SC........................      --       15,852

 Unsecured line of credit,  $15,000 at December 31,  1997, LIBOR plus 2.50%, monthly interest-only  payments,
    due July 11, 1998..........................................................................................      --           --
                                                                                                               --------     --------
                                                                                                               $482,365     $466,623
                                                                                                               ========     ========
  ==================================================================================================================================

        At December 31, 1997,  unused  commitments were $35,396.  Interest costs are summarized as follows:
 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                              1997         1996       1995
 -----------------------------------------------------------------------------------------------------------------------------------
 Interest incurred..............................................................................    $36,551      $24,310    $19,354
 Interest capitalized...........................................................................     (4,056)      (3,348)    (2,336)
 Interest earned on interest rate protection contracts..........................................       (115)        (201)      (721)
 Amortization of deferred financing costs and interest
    rate protection contracts...................................................................      3,742        3,724      4,524
                                                                                                    -------      -------    -------
 Interest expense...............................................................................    $36,122      $24,485    $20,821
                                                                                                    =======      =======    =======
 Interest paid..................................................................................    $36,424      $23,703    $18,295
                                                                                                    =======      =======    =======
 ===================================================================================================================================

       The scheduled maturities of bonds and notes payable at December 31, 1997 were as follows:

 ------------------------------------------------------------------------------------------------------------
 December 31,                                                                                          1997
 ------------------------------------------------------------------------------------------------------------
 1998....................................................................................         $  13,951
 1999....................................................................................            50,179
 2000....................................................................................            10,340
 2001....................................................................................             5,069
 2002....................................................................................             5,484
 Thereafter..............................................................................           430,242
                                                                                                  ---------
                                                                                                  $ 515,265
                                                                                                  =========
 ============================================================================================================

        The aggregate carrying amount of bonds and notes payable at December 31, 1997 approximated their fair value. At December 31, 1997, the aggregate carrying amount of rental property collateralizing bonds and notes payable was $712,247.

        At December 31, 1997, the Company held interest rate protection contracts on all $28,250 of its floating rate tax-exempt indebtedness which expire in 1999 and approximately $355,996 of other floating rate indebtedness which expire in November 1998. In addition, the Company purchased additional interest rate protection contracts on $43,900 (of which $22,000 expires in July 1998 and $21,900 expires in April 1999) of the $355,996 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates. These contracts have a weighted average maturity of approximately 0.9 years.

        The following table summarizes the material terms of the interest rate protection contracts held for purposes other than trading and related borrowings at December 31, 1997:

 ------------------------------------------------------------------------------------------------------------------
                       Interest Rate Protection Contracts
 ------------------------------------------------------------------------------------------------------------------
 Borrowings                   Notional               Date
 Outstanding (in                Amount         Purchased/
 millions)               (in millions)            Amended            Term           Index      Maximum Index Rate
 ------------------------------------------------------------------------------------------------------------------
   $356.0                  $356.0              11/1/96               2 years           LIBOR                  7.0%

     28.3                    28.3              3/21/94               5 years     Kenny Index      Year 1      3.0%
                                                                                                  Year 2      3.5%
                                                                                                  Year 3      4.0%
                                                                                                  Year 4      4.5%
   ______                  ______                                                                 Year 5      5.0%
   $384.3                  $384.3
   ======                  ======

------------------------------------------------------------------------------------------------------------------------------------
                          Additional Interest Rate Protection on $356.0 Million Floating Rate Indebtedness
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Maximum Spread
                              Notional              Date                                                                     Between
                                Amount        Purchased/                                                               Maximum Index
                         (in millions)           Amended             Term           Index      Maximum Index Rate     Rate and Index
------------------------------------------------------------------------------------------------------------------------------------
                          $  22.0             7/1/94                 4 years        LIBOR      Year 1        5.0%        2.0%
                                                                                               Year 2        5.5%        1.5%
                                                                                               Year 3        6.0%        1.0%
                                                                                               Year 4        6.5%        0.5%

                             21.9             3/31/94,               5 years        LIBOR      Year 1        3.75%       3.25%
                                              Amended                                          Year 2        4.25%       2.75%
                                              7/1/94                                           Year 3        4.75%       2.25%
                                                                                               Year 4        5.25%       1.75%
                                                                                               Year 5        5.75%       1.25%
                          -------
                          $  43.9
                          =======
====================================================================================================================================

       The net carrying amount of interest rate protection contracts at December 31, 1997 was $1,266. The estimated fair value of interest rate protection contracts based on quoted market rates at December 31, 1997 was $99.

        On February 13, 1997, the Company closed on $30,000 of loan facilities with Nomura Asset Capital Corporation. The transaction provided (i) a $27,000 nonrecourse first mortgage loan (the "First Mortgage Loan") and (ii) a junior secured loan (the "Junior Secured Loan") of $3,000. The First Mortgage Loan (i) is cross collateralized by first mortgages on three of the Company's factory outlet centers, (ii) bears a fixed rate of interest of 8.35%, and (iii) requires monthly principal and interest payments pursuant to a 360-month amortization schedule. The Junior Secured Loan is a recourse loan to the Company that (i) is secured by a pledge of excess cash flow after debt service on the First Mortgage Loan, (ii) bears a variable interest rate at the London Interbank offered rate for 30-day deposits in U.S. dollars ("30-day LIBOR") plus 1.95%, (iii) matures in three years and (iv) requires monthly interest only payments through April 10, 1998 and monthly principal and interest payments thereafter.

        On July 11, 1997, the Company's $15,000 unsecured line of credit (the "Corporate Line") was renewed. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears an interest rate of 30-day LIBOR plus 2.50% and matures on July 11, 1998. No amounts were outstanding under the Corporate Line at December 31, 1997.

        In September 1997, the Company repaid certain outstanding corporate indebtedness aggregating $113,410, including the Junior Secured Loan, with proceeds from certain public and private equity offerings (see Note 8 - "Equity Offerings and Other Transactions" of the Notes to the Consolidated Financial Statements). As a result of the prepayment of such indebtedness, the Company incurred an extraordinary loss of $1,423 related to the write-off of certain unamortized financing costs. The Company also incurred an extraordinary loss of $638 related to the write-off of certain unamortized financing costs in connection with the Buckeye Acquisition (see Note 5 - "Investment in Partnerships" of the Notes to the Consolidated Financial Statements).

        On November 13, 1997, the Company closed on a term loan with Nomura Securities (Bermuda) Ltd. ("Nomura Securities") of $53,290 (the "Term Loan"). The Term Loan is a recourse loan to the Company that (i) is secured by a pledge of excess cash flow after debt service on a first mortgage loan collateralized by 16 of the Company's factory outlet centers, (ii) bears a variable interest rate of 30-day LIBOR plus 1.95%, (iii) matures on November 11, 1999, (iv) requires monthly interest-only payments through February 10, 1998 and monthly interest payments and quarterly principal payments thereafter that approximate a six-year amortization schedule, and (v) may be subject to earlier principal payments via "mark-to-market" of the underlying debt instrument.

        In addition, on November 13, 1997, the Company closed on a term loan with Nomura Securities of $3,000 (the "Second Term Loan"). The Second Term Loan is a recourse loan to the Company that (i) is secured by a pledge of excess cash flow after debt service on a first mortgage loan collaterlized by three of the Company's factory outlet centers, (ii) bears a variable interest rate of 30-day LIBOR plus 1.95%, (iii) matures on February 13, 2000, (iv) requires monthly interest-only payments through April 10, 1998 and monthly principal and interest payments thereafter that approximate a five-year amortization schedule, and (v) may be subject to earlier principal payments via "mark-to-market" of the underlying debt instrument.

        On December 2, 1997, the Company assumed a $31,328 mortgage loan in connection with the purchase of Niagara International Factory Outlets (the "Niagara Loan"). The Niagara Loan (i) bears a fixed rate of interest of 6.83%,
(ii) requires monthly principal and interest payments that approximates a 25-year amortization schedule, and (iii) is collateralized by Niagara International Factory Outlets.

        On December 31, 1997, the Company obtained from a financial institution a commitment for a construction mortgage loan in an amount not to exceed $20,396 (the "Construction Mortgage Loan"). The Construction Mortgage Loan (i) bears a variable interest rate at the financial institution's prime rate or, at the Company's option, a LIBOR index plus 1.75%, (ii) matures on December 31, 1999, and (iii) requires monthly interest-only payments. The Construction Mortgage Loan is collateralized by a first mortgage on Lebanon Factory Shops, a factory outlet center located in Lebanon, Tennessee. At December 31, 1997, no amounts were outstanding on the Construction Mortgage Loan.

Note 8 - Equity Offerings and Other Transactions

        On June 27, 1996, the Company completed a registered exchange offer (the "Exchange Offer") to exchange shares of its Common Stock for up to 4,209,000 shares, or 60%, of its Series B Convertible Preferred Stock. The Company received tender offers for 4,648,650 shares, or approximately 66.27%, of the Series B Convertible Preferred Stock. A proration factor was applied to each share of Series B Convertible Preferred Stock validly tendered by holders, and on June 27, 1996, the Company issued 6,734,323 shares of its Common Stock. In connection with the Exchange Offer, certain affiliates of the Company who are limited partners of the Operating Partnership (the "Limited Partners") contributed to the Operating Partnership 625,000 common units for cancellation. In addition, on June 26, 1996, the Company's Board of Directors approved a special cash distribution (the "Special Cash Distribution") on its Common Stock of $1,393, or $0.145 per common share, to holders of record on June 27, 1996. The Special Cash Distribution was paid on July 15, 1996. The Limited Partners were not entitled to receive and did not receive any portion of the Special Cash Distribution.

        On February 20, 1997, the Company completed a public offering by issuing 2,080,000 shares of its Common Stock at $12.50 per share and 175,800 shares of its Series B Convertible Preferred Stock at $22.75 per share. In addition, on March 10, 1997, the underwriter of the public offering exercised its overallotment option to purchase 310,300 shares of the Company's Common Stock at $12.50 per share. As a result of the public offering and the exercise of the overallotment option, the Company received net proceeds of $31,754 that were used to (i) repay certain outstanding indebtedness aggregating $26,500, (ii) to fund development and construction activities, and (iii) for general corporate purposes.

        On August 8, 1997, the Company entered into a purchase agreement with Security Capital Preferred Growth Incorporated ("Security Capital") providing for the issuance of a new series of cumulative convertible non-voting preferred securities (the "Series C Preferred Securities") at $13.75 per share, or an aggregate of $60,000 in cash (the "Private Placement"). The Series C Preferred Securities pay dividends equivalent to the amount being paid on the Company's Common Stock, with an annual minimum equal to $1.18 per security. In addition, the Company, subject to certain conditions, has agreed to waive the ownership limitations otherwise applicable to the Common Stock to permit Security Capital to own, at any one time, the shares of Common Stock issuable upon conversion of the Series C Preferred Securities. The Company has the right to call the Series C Preferred Securities, at par, after 10 years. Subject to certain conditions,the Series C Preferred Securities may be issued in the form of shares of preferred stock in the Company or preferred units of partnership interest in the Operating Partnership that are exchangeable for shares of preferred stock or Common Stock on a one-to-one basis. The Series C Preferred Securities may be converted into shares of Common Stock on a one-to-one basis commencing August 8, 1998 (or earlier subject to certain conditions).

        In September 1997, the Company completed a public offering of 11,500,000 shares (including 1,500,000 shares related to the exercise of the underwriters' overallotment option) of its Common Stock at $14.00 per share (the "September 1997 Offering"). In addition, on September 8, 1997, the Company issued 727,273 Series C Preferred Units at $13.75 per unit pursuant to the initial sale under the Private Placement. As a result of the September 1997 Offering and the initial draw on the Private Placement (collectively, the "September Capital Transactions"), the Company received net proceeds of $161,930 after commissions and underwriting discounts. A portion of the net proceeds from the September Capital Transactions were used (i) to repay certain outstanding corporate indebtedness aggregating $113,410 and (ii) to acquire the 25% ownership interest of the Company's joint venture partner in Buckeye for $23,148 (including $22,642 of mortgage indebtedness relating to such property). The remaining net proceeds from the September Capital Transactions of $26,192 were used (i) to fund development and construction activities, (ii) to fund property acquisitions, and
(iii) for general corporate purposes.

        On December 2, 1997, the Company issued 3,636,363 shares of its Series C Preferred Stock at $13.75 per share pursuant to the final sale under the Private Placement. As a result of this issuance, the Company received net proceeds of $49,045 that were used in the acquisition of Niagara International Factory Outlets and Shasta Factory Stores.

Note 9 -- Minority Interests

        In conjunction with the formation of the Company and the Operating Partnership, the predecessor owners contributed interests in certain properties to the Operating Partnership and, in exchange, received limited partnership interests in the Operating Partnership. Subject to certain conditions, each Common Unit held by a Limited Partner may be exchanged for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of a share of Common Stock at the time of exchange. As of December 31, 1997, 8,505,472 Common Units were issued and outstanding. Minority interests also includes interests in three property partnerships that are not wholly owned by the Company. During the years ended December 31, 1997, 1996 and 1995, expenses totaling $1,468, $884, and $1,049, respectively, related solely to the operation of the Company were allocated only to the common shareholders. Such allocation is consistent with the federal and state tax treatment of these expenses. During the year ended December 31, 1996, cash distributions and losses allocated to minority interests reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $8,739 and $3,457 that were allocable to minority interests were allocated to common shareholders during the years ended December 31, 1997 and 1996, respectively.

       On September 8, 1997 the Company issued 727,273 Series C Preferred Units at $13.75 per unit pursuant to the initial $10,000 sale under the Private Placement (see Note 8 - "Equity Offerings and Other Transactions" of the Notes to the Consolidated Financial Statements). The terms of the Series C Preferred Units are substantially the same as those of the Series C Preferred Stock (see
Note 10 - "Preferred Stock" of the Notes to the Consolidated Financial Statements). The net proceeds of $9,710 from the issuance of the Series C Preferred Units are included in minority interests in the Consolidated Balance Sheets.

       At December 31, 1997 and 1996, loans to certain limited partners, who also are executive officers of the Company, aggregating $4,750 were reported as a reduction in minority interests in the Consolidated Balance Sheets.

Note 10 -- Preferred Stock

        The Company is authorized to issue up to 24,315,000 shares of preferred stock in one or more series. At December 31, 1997, 2,300,000 shares Senior Preferred Stock, 2,981,800 shares of Series B Convertible Preferred Stock, and 3,636,363 shares of Series C Preferred Stock were issued and outstanding. The Senior Preferred Stock and Series B Convertible Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon. The Series C Preferred Stock has a liquidation preference equivalent to $13.75 per share plus the amount equal to any accrued and unpaid dividends thereon.

        Dividends on the Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends on the Series B Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or (ii) the dividends on the number of shares of Common Stock into which a share of Series B Convertible Preferred Stock will be convertible at the conversion price of $20.90 per share of Common Stock. At December 31, 1997, there were 3,566,746 shares of Common Stock reserved for future issuance upon conversion of the Series B Convertible Preferred Stock. Dividends on the Series C Preferred Stock are equivalent to the amount being paid on the Company's Common Stock, with an annual minimum equal to $1.18 per share.

        The Company has the right to redeem the Senior Preferred Stock and the Series B Convertible Preferred Stock beginning on and after March 31, 1999 at $26.75 and$27.125 per share, respectively, plus the amount equal to any accrued and unpaid dividends thereon. The redemption price decreases incrementally each year thereafter through March 31, 2004, at which date the redemption price is fixed at $25.00 per share plus the amount equal to any accrued and unpai dividends thereon. The Company, subject to certain conditions, has agreed to waive the ownership limitations otherwise applicable to the Common Stock to permit Security Capital to own, at any one time, the shares of Common Stock issuable upon conversion of the Series C Preferred Securities. The Company has the right to call the Series C Preferred Stock, at par, after 10 years. The
Series C Preferred Stock is convertible into shares of Common Stoc on a one-to-one basis, subject to adjustment, commencing August 8, 1998 or earlier subject to certain conditions.

        The holders of the Senior Preferred Stock and Convertible Preferred Stock, each series voting separately as a class, have the right to elect two additional members to the Company's Board of Directors if the equivalent of six quarterly dividends on these series of preferred stock are in arrears Each of such two directors will be elected to serve until the earlier of (i) the election and qualification of such directors' successor, or (ii) payment of the dividend arrearage. If distributions on any Series C Preferred Stock have been in arrears for two consecutive quarters or the Company fails to pay distributions on the Common Stock in an amount per share at least equal to $0.25 (subject to adjustment) for two consecutive quarters, the number of directors of the Company shall be increased by one (or two if the board of directors of the Company then consists of 10 or more members) as elected by the holders of Series C Preferred Stock together with the holders of shares on a parity as to distributions with the Series C Preferred Stock, voting as a single class regardless of series. Each of such two directors will be elected to serve until the earlier of (i) the election and qualification of such directors' successor, or (ii) payment of the dividend arrearage.

Note 11 -- Stock Option Plans

        Under the Company's 1994 and 1995 Stock Option Plans, options to purchase shares of the Company's Common Stock have been or may be granted. The option price for shares granted under these plans is the fair market value on the grant date.

        In 1994, the Company granted options to executive officers, outside directors and consultants to purchase 585,000 shares of Common Stock at $19.00 per share. The options granted to executive officers vest at a rate of 20% per year over five years and have a term of 10 years. The options granted to outside directors and consultants (aggregating 35,000 options) were fully vested at the grant date and have a term of 10 years.

        In 1995, the Company granted options to purchase 20,000 common shares at $12.45 per share to outside directors and consultants. These options were fully vested at the grant date and have a term of 10 years.

        In 1996, the Company granted options to executive officers, other key employees and consultants to purchase 302,500 shares of Common Stock at exercise prices ranging from $11.46 to $11.88 per share. These options were fully vested at the grant date and have a term of 10 years.

        In 1997, the Company granted options to executive officers and other key employees to purchase 196,250 shares of Common Stock at an exercise price of $12.53 per share. These options were fully vested at the grant date and have a term of 10 years.

        Unaudited pro forma information regarding net income and earnings per share is required by SFAS No. 123, which requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

-------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                   1997            1996           1995
-------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate..........................................................          5.5%            6.5%           6.5%
Dividend yield...................................................................          8.3%            9.0%           9.0%
Volatility factor................................................................         0.36            0.35           0.32
Weighted average life (in years).................................................         10.0            10.0           10.0
===============================================================================================================================

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

        For purposes of unaudited pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' applicable vesting period. The Company's unaudited pro forma information for the years ended December 31, 1997, 1996 and 1995 follows :

-----------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                              1997              1996            1995
-----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item...............................                   $  7,442          $  8,765         $18,163
Extraordinary item.............................................                     (2,061)           (1,017)             --
                                                                                  --------          --------         -------
Net income.....................................................                   $  5,381          $  7,748         $18,163
                                                                                  ========          ========         =======
Net loss applicable to common shares...........................                   $ (7,345)         $ (6,488)        $(2,782)
                                                                                  ========          ========         =======
Earnings per common share - basic and diluted:
    Loss before extraordinary item.............................                   $  (0.27)         $  (0.67)        $ (0.97)
    Extraordinary item.........................................                      (0.11)            (0.12)             --
                                                                                  --------          --------         -------
    Net loss...................................................                   $  (0.38)         $  (0.79)        $ (0.97)
                                                                                  ========          ========         =======
=============================================================================================================================

        The following is a summary of stock option activity and number of shares reserved for outstanding options:
------------------------------------------------------------------------------------------------------------------------
                                                                                      Weighted
                                                                                       Average
                                                                                      Exercise                  Number
                                                                                         Price               of Shares
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994....................................................        $19.00                 585,000
Granted.........................................................................        $12.45                  20,000
                                                                                                             ---------

Balance at December 31, 1995....................................................        $18.78                 605,000
Granted.........................................................................        $11.83                 302,500
Cancelled.......................................................................        $11.88                  (4,000)
                                                                                                             ---------

Balance at December 31, 1996....................................................        $16.49                 903,500
Granted.........................................................................        $12.53                 196,250
Cancelled.......................................................................        $11.88                  (1,000)
                                                                                                             ---------

Balance at December 31, 1997....................................................        $15.78               1,098,750
                                                                                                             =========
========================================================================================================================

        Options on 961,253, 640,253 and 224,750 shares were exercisable at December 31, 1997, 1996, and 1995, respectively, at a weighted average exercise price of $15.32 per share, $15.45 per share, and $18.42 per share, respectively. The weighted fair value of options granted during the years ended December 31, 1997, 1996, and 1995 was $1.90 per share, $1.69 per share, and $1.60 per share respectively. Exercise prices for options outstanding at December 31, 1997 ranged from $11.46 to $19.00 per share. The weighted average remaining contractual life of those options is 7.3 years. Under the Company's 1994 and 1995 Stock Option Plans, there were 106,250 and 311,500 shares reserved for future grants at December 31, 1997 and 1996, respectively.

Note 12 -- Lease Agreements

        The Company is the lessor of retail and office space under operating leases with initial lease terms that expire from 1998 to 2016. Most leases are renewable for five years at the lessee's option. Future minimum base rent to be received under noncancelable operating leases were as follows:

 ---------------------------------------------------------------------------------------------------------
 December 31,                                                                                        1997
 ---------------------------------------------------------------------------------------------------------
 1998...........................................................................                $  91,287
 1999...........................................................................                   81,579
 2000...........................................................................                   66,987
 2001...........................................................................                   48,046
 2002...........................................................................                   28,635
 Thereafter.....................................................................                   55,352
                                                                                                ---------
                                                                                                $ 371,886
                                                                                                =========
 =========================================================================================================

       The Company leases certain land, buildings, and equipment under various noncancelable operating lease agreements. Rental expense for operating leases was $1,059, $1,011, and $961for the years ended December 31, 1997, 1996, and 1995, respectively. Future minimum rental payments, by year and in the aggregate, payable under these noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

 -----------------------------------------------------------------------------------------------------------
 December 31,                                                                                         1997
 -----------------------------------------------------------------------------------------------------------
 1998...........................................................................                     $  977
 1999...........................................................................                        940
 2000...........................................................................                        877
 2001...........................................................................                        835
 2002...........................................................................                        771
 Thereafter.....................................................................                        583
                                                                                                     ------
                                                                                                     $4,983
                                                                                                     ======
 ===========================================================================================================

Note 13 -- Legal Proceedings

        In the ordinary course of business, the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes that losses, if any, resulting from such matters, will not have a material adverse effect on the consolidated financial statements of the Company.

Note 14 -- Property Acquisitions

       On November 1, 1996, the Company acquired Rocky Mountain Factory Stores and Kansas City Factory Outlets for an aggregate purchase price of $71,700.

       On November 1, 1996, the Company purchased its joint venture partner's first mortgage on and 50% ownership interest in Grove City Factory Shops for $57,094 thereby increasing its ownership interest in such property to 100%.

       On February 13, 1997, the Company, acquired Oak Creek Factory Stores, Bend Factory Outlets and Factory Outlets at Post Falls from an unrelated third party for an aggregate purchase price of $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller. The operating results of the Company for 1997 include the results of these acquisitions effective with the closing on February 13, 1997.

       On September 2, 1997, the Company acquired a 25% ownership interest in Buckeye from its joint venture partner for $23,148 (including $22,642 of mortgage indebtedness relating to such property), thereby increasing its ownership percentage in such property to 100%. Prior to September 2, 1997, the Company accounted for its 75% investment in Buckeye using the equity method of accounting. Commencing September 2, 1997, the operating results of Buckeye are consolidated. The Company financed the acquisition with proceeds from the September 1997 Offering.

       On October 29, 1997, the Company acquired Tidewater Outlet Mall, Manufacturer's Outlet Mall, Kittery Outlet Village (collectively "Prime Retail Outlets of Kittery"), and Latham Factory Outlet Center (the "Latham Property") from an unrelated third party for an aggregate purchase price of $26,000. The Company financed the purchase primarily with the proceeds from the September 1997 Offering.

       In addition, on December 2, 1997, the Company acquired Niagara International Factory Outlets ("Niagara") and Shasta Factory Stores ("Shasta") from an unrelated third party for an aggregate purchase price of $100,975, including the assumption of mortgage indebtedness of $31,368. The Company financed the purchase with proceeds from the September 1997 Offering and the Private Placement.

        The Company accounted for these  acquisitions  using the purchase method of accounting. The operating results of these acquisitions have been included in the  Company's  consolidated  results of  operations  commencing  on the date of acquisition The following Unaudited pro forma information  presents a summary of the  consolidated  results  of  operations  of  the  Company  as  if  the  these acquisitions had occurred on January 1, 1996:
------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                               1997                  1996
------------------------------------------------------------------------------------------------------------------
Total revenues..................................................................   $148,788              $129,565
                                                                                   ========              ========
Income before extraordinary item................................................   $  8,983              $ 10,807
                                                                                   ========              ========
Net income......................................................................   $  6,709              $  9,790
                                                                                   ========              ========
Net loss applicable to common shares............................................   $ (6,017)             $ (4,446)
                                                                                   ========              ========

Earnings per common share - basic and diluted:
    Loss before extraordinary item..............................................   $  (0.20)             $  (0.42)
    Extraordinary item..........................................................      (0.11)                (0.12)
                                                                                   --------              --------
    Net loss.....................................................................  $  (0.31)             $  (0.54)
                                                                                   ========              ========
==================================================================================================================

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

Note 15-- Merger Agreement

        On November 12, 1997 and as amended on February 1, 1998, the Company entered into a definitive merger agreement (as amended, the "Merger Agreement") with Horizon Group, Inc. ("Horizon") for an aggregate consideration of approximately $945,200, including the assumption of $556,900 of Horizon debt and transaction costs. Upon completion of the transaction, the Company will own and operate 48 outlet centers totaling approximately 13,406,261 square feet of GLA.

        Under the terms of the Merger Agreement, the Company will pay a fixed exchange ratio of 0.20 of a share of Series B Convertible Preferred Stock and
0.597 of a share of Common Stock for each share of common stock of Horizon. In addition, each common unit in Horizon Partnership will entitle the holder to receive 0.9193 of a Common Unit of the Operating Partnership that will be exchangeable for a like number of shares of Common Stock of the Company.

        Immediately prior to the merger, Horizon Group Properties, Inc.("HGP"), a subsidiary of Horizon, will become the sole general partner of Horizon/Glen Outlet Center Limited Partnership ("Horizon Partnership") and the common stock of HGP will be distributed to the shareholders of both the Company and Horizon. All of the common equity of HGP will be distributed to the convertible preferred and common shareholders and unitholders of the Company and the shareholders and limited partners of Horizon based on their ownership in the Company immediately following the merger. It is presently expected that following the merger one share of common stock of HGP will be distributed for every 10 shares of Common Stock or Common Units of the Company, and that approximately 1.196 shares of common stock of HGP will be distributed for every 10 shares of Series B Convertible Preferred Stock held in the Company. Immediately prior to the closing of the merger, the Company will pay a special cash distribution of $0.60 per share of Series B Convertible Preferred Stock and $0.50 per share/unit of Common Stock, Series C Preferred Security and Common Unit, as applicable Shareholders and limited partners in Horizon will not participate in this distribution. HGP will own and operate 15 outlet centers (including Indiana Factory Shops and Nebraska Crossing Factory Stores which will be acquired from the Company) totaling 3,084,823 square feet of GLA.

        The merger will be accounted for as a purchase. It is conditioned upon, among other things, the approvals of each Company's shareholders and partners and the satisfaction of other customary conditions. The closing is expected during the second quarter of 1998. The exchange of shares of Horizon for shares of the Company will be made on a tax-free basis.

        On December 10, 1997, a shareholder of Horizon filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan against Horizon, the Company, and certain directors and former directors of Horizon claiming, among other things, that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the Company and that the consideration to be paid to Horizon's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that such merger be enjoined or, in the event that the purported transaction is consummated, that it be rescinded or unspecified damages be awarded to the class members. On January 16, 1998, the defendants answered the complaint, denying that the Horizon board of directors breached their fiduciary duties and denying that such consideration is unfair or inadequate. Although the Company is named as a defendant in the complaint, the substantive allegations focus on the actions of Horizon and its board of directors and not on any actions of the Company or its board of directors. Since this litigation is in the initial phases of discovery, its outcome is not susceptible to easy or certain prediction; however, the Company intends to defend itself vigorously.

                               PRIME RETAIL, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)

                                                       Costs Capitalized       Gross Amount at Which
                                   Initial Cost to       Subsequent to          Carried at Close of
                                       Company            Acquisition                  Period
                                -------------------- -------------------- -----------------------------
                                         Buildings &          Buildings &          Buildings &           Accumulated Constructed(C)
Description        Encumbrances   Land  Improvements   Land  Improvements   Land  Improvements   Total  Depreciation  Acquired(A)
--------------     ------------ ------- ------------ ------- ------------ ------- ------------ -------- ------------ --------------
Bend Factory Shops     $  7,936 $ 2,560      $ 8,476             $     42 $ 2,560     $  8,518 $ 11,078    $     215   Feb. 1997(A)
Buckeye Factory
 Shops                       --   1,013       21,455                  677   1,013       22,132   23,145          398  Sept. 1997(A)
Carolina Factory
 Shops                       --      --           -- $   827       24,900     827       24,900   25,727        1,268   Nov. 1996(C)
Castle Rock
 Factory Shops           35,942   4,424       47,200   2,717       14,460   7,141       61,660   68,801        7,515   Mar. 1994(A)
Coral Isle Factory
 Shops                   10,840   2,753       15,602      --          278   2,753       15,880   18,633        1,552   Mar. 1994(A)
Factory Outlets at
 Post Falls              11,805   3,100       12,163      --           69   3,100       12,232   15,332          315   Feb. 1997(A)
Florida Keys
 Factory Shops           15,632      --           --   2,874       21,366   2,874       21,366   24,240        3,165  Sept. 1994(C)
Gainesville
 Factory Shops           20,824      --           --     535       29,657     535       29,657   30,192        5,075   Aug. 1993(C)
Grove City
 Factory Shops           41,305   1,193       58,630     (70)       3,116   1,123       61,746   62,869        2,634   Nov. 1996(A)
Gulf Coast
 Factory Shops           29,438      --           --   3,877       28,734   3,877       28,734   32,611        6,135   Oct. 1991(C)
Gulfport Factory
 Shops                   19,968      --           --      --       33,438      --       33,438   33,438        2,710   Oct. 1995(C)
Huntley Factory
 Shops                   17,800      --           --   1,506       34,772   1,506       34,772   36,278        4,049  Sept. 1994(C)
Indiana Factory
 Shops                   14,263      --           --     531       24,068     531       24,068   24,599        2,859   Nov. 1994(C)
Kansas City
 Factory Shops           14,605     815       31,311      --        2,151     815       33,277   34,277        1,874   Nov. 1996(A)
Prime Retail
 Outlets of Kittery          --     820       24,061      --           17     820       24,078   24,898          100   Oct. 1997(A)
Latham Factory
 Shops                       --     507        1,476      --           --     507        1,476    1,983            6   Oct. 1997(A)
Magnolia Bluff
 Factory Shops           25,331      --           --   3,074       30,541   3,074       30,541   33,615        3,153   July 1995(C)
Melrose Place             2,000      --           --     499        1,880     499        1,880    2,379          744   Aug. 1987(C)
Nebraska Crossing
 Factory Stores          11,753   2,904       16,614      --          457   2,904       17,071   19,975        1,600   Mar. 1994(A)
Niagara
 International
 Factory Outlets         31,328   7,247       82,842      --            2   7,247       82,844   90,091          180   Dec. 1997(A)
Northgate Plaza           6,735   3,626       11,630      --          142   3,626       11,772   15,398        1,278   Mar. 1994(A)
Oak Creek Factory
 Stores                   7,043   1,924        9,099      --           32   1,924        9,131   11,055          218   Feb. 1997(A)
Ohio Factory Shops       26,529     843       31,084     250       12,637   1,093       43,721   44,814        5,588   Mar. 1994(A)
Rocky Mountain
 Factory Shops           22,808   6,400       33,244      --          (53)  6,400       33,191   39,591        1,851   Nov. 1996(A)
San Marcos Factory
 Shops                   39,537      --           --   1,626       40,320   1,626       40,320   41,946        9,940   Aug. 1990(C)
Shasta Factory
 Stores                      --   1,875       11,036      --            1   1,875       11,037   12,912           24   Dec. 1997(A)
Triangle Factory
 Shops                    9,421      --           --   2,502       21,916   2,502       21,916   24,418        5,249   Oct. 1991(C)
Warehouse Row            23,900      --           --   1,175       32,073   1,175       32,073   33,248       10,171   Nov. 1989(C)
Warehouse Row II             --      --           --     350        2,580     350        2,580    2,930          334   Dec. 1993(A)
Western Plaza            10,732      --           --   2,000        6,990   2,000        6,990    8,990          954   Jun. 1993(A)
Property Under                                                                                                                Under
 Development                 --      --           --      --       53,139      --       53,139   53,139           --   Construction
Other Property               --      --        1,588      --          592      --        2,180    2,180          879      Mar.1994-
                       -------- -------     -------- -------     -------- -------     -------- --------    ---------    Dec.1997(A)
                       $457,475 $42,004     $417,511 $24,273     $420,994 $66,277     $838,505 $904,782    $  82,033
                       ======== =======     ======== =======     ======== =======     ======== ========    =========

                               PRIME RETAIL, INC.

        Notes to Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 1997

                                 (in thousands)

        Depreciation   on  building  and   improvements   is   calculated  on  a
straight-line basis over the estimated useful lives of the asset as follows:

                   Land improvements....................................20 years
                   Buildings and improvements...............Principally 40 years
                   Tenant improvements.....................Term of related lease
                   Furniture and equipment...............................5 years

The aggregate cost for federal income tax purposes was $986,004 at December 31, 1997.

                                                                                                 Investment in Rental Property
                                                                                                      Year Ended December 31
                                                                                              ------------------------------------
                                                                                                  1997           1996         1995
                                                                                              --------       --------     --------
Balance, beginning of period....................................................              $640,759       $454,480     $376,181
Retirements.....................................................................                  (718)           ( 8)        (258)
Acquisitions....................................................................               191,345        131,593           --
Improvements....................................................................                73,773         54,694       79,075
Cost of real estate sold........................................................                  (377)            --         (518)
                                                                                              --------       ---------    --------
Balance, end of period..........................................................              $904,782       $640,759     $454,480
                                                                                              ========       =========    ========

                                                                                                    Accumulated Depreciation
                                                                                                     Year Ended December 31
                                                                                              ------------------------------------
                                                                                                  1997           1996         1995
                                                                                              --------       --------     --------
Balance, beginning of period....................................................               $57,674       $40,190       $26,668
Retirements.....................................................................                  (718)           (8)         (258)
Other...........................................................................                    22            24            --
Depreciation for the period.....................................................                25,055        17,468        13,780
                                                                                               -------       -------       -------
Balance, end of period..........................................................               $82,033       $57,674       $40,190
                                                                                               =======       =======       =======