Form 10-K/A
period 1997-12-31
PRIME RETAIL INC
filed 1998-04-30
CIK 911708

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          COMMISSION FILE NUMBER: 0-23616

                                PRIME RETAIL, INC
-------------------------------------------------------------------------------
               (Exact name of Registrant as specified in its Charter)

             MARYLAND                                     52-1836258
----------------------------------------      ---------------------------------
    (State or other jurisdiction of           (IRS employer identification no.)
     incorporation of organization)

        100 EAST PRATT STREET
         BALTIMORE, MD 21202                             (410)234-0782
----------------------------------------      ---------------------------------
(Address of principal executive offices,       (Registrant's telephone number,
         including zip code)                         including area code)


            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
            -----------------------------------------------------------
                          Common Stock, $0.01 par value

        8.5% Series B Cumulative Participating Convertible Preferred Stock,
                             $0.01 par value
            10.5% Series A Cumulative Preferred Stock, $0.01 par value
        -------------------------------------------------------------------
                                (TITLE OF CLASS)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes /X/     No / /

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

                                   PRIME RETAIL, INC.

                                      FORM 10-K/A

                                    DECEMBER 31, 1997

                                    TABLE OF CONTENTS
                                    -----------------

PART III                                                                       PAGE
--------                                                                       ----
Item 10.  Directors and Executive Officers of the Registrant ..................  3
Item 11.  Executive Compensation ..............................................  5
Item 12.  Security Ownership of Certain Beneficial Owners and Management ...... 10
Item 13.  Certain Relationships and Related Transactions ...................... 11


PART IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .... 13

          Signatures .......................................................... 14

                                      -i-

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names, positions and, as of December 31, 1997, ages of certain of the directors of the Company (except for information regarding certain of the directors set forth in Item 10 that is contained in Part I).

            NAME                         POSITION                                        AGE
----------------------------  ------------------------------------------------------  ---------
Terence C. Golden             Director (term expires 2000)                                   53
Kenneth A. Randall            Director (term expires 2001)                                   70
James R. Thompson             Director (term expires 1999)                                   61
Marvin S. Traub               Director (term expires 1999)                                   72
Sharon Sharp                  Director (term expires 2001)                                   58

    The following is a biographical summary as of December 31, 1997 of the experience of certain directors of the Company.

    TERENCE C. GOLDEN. Terence C. Golden, a Director of the Company since the Initial Public Offering, has been Chief Executive Officer and President of Host Marriott Corporation, Bethesda, Maryland since September 1995 as well as Chairman of the Board of Bailey Realty Corporation (BRC) in Washington, D.C. since 1991. Prior to forming BRC, Mr. Golden held the position of Chief Financial Officer of The Oliver Carr Company from 1989 to 1991. From 1985 to 1988, Mr. Golden was appointed by President Reagan and confirmed by the U.S. Senate to the office of Administrator of General Services Administration. From 1984 through 1985, Mr. Golden was Assistant Secretary at the U.S. Department of Treasury. Mr. Golden was one of the founding partners of Trammell Crow Residential Companies and was its Managing Partner from 1976 through 1984. Mr. Golden also serves as a director of D.R. Horton, Inc. and Cousins Properties, Inc. Mr. Golden received an M.B.A. degree from Harvard Business School (1970), an M.S. degree in Nuclear Engineering at the Massachusetts Institute of Technology (1967), and a B.S. degree in Mechanical Engineering from the University of Notre Dame (1966).

    KENNETH A. RANDALL. Kenneth A. Randall, a Director of the Company since the Initial Public Offering, was the Chairman of ICL Inc. from 1980 to 1982, Vice Chairman of Northeast Bancorp, Inc. from 1977 to 1987, the Chairman and Chief Executive Officer of United Virginia Bankshares Incorporated from 1970 to 1976 and the Chairman of the FDIC from 1965 to 1970. Mr. Randall was President and Chief Executive Officer of The Conference Board, Inc. from 1976 to 1982. Mr. Randall currently serves on the Board of Directors of Dominion Resources, Inc., Dominion Energy, Inc., Lumbermans Mutual Casualty Company, American Motorist Insurance Company, American Manufacturers Mutual Insurance Company and Virginia Electric and Power Company. Mr. Randall also serves as trustee of the principal Oppenheimer mutual funds. Mr. Randall attended Weber State University and received a B.A. degree and an M.S. degree from Brigham Young University.

    GOVERNOR JAMES R. THOMPSON. James R. Thompson, a Director of the Company since the Initial Public Offering, is the Chairman of the law firm of Winston & Strawn and has been a partner with the firm since 1991. Prior to joining Winston & Strawn, Governor Thompson served as the Governor of Illinois from 1977-1991. Governor Thompson serves on the Board of Directors of FMC Corporation, the Chicago Board of Trade, Jefferson Smurfit Group plc, Pechiney International, Wackenhut Corrections Corporation, Union Pacific Resources Company, Prime Group Realty Trust and Hollinger International, Inc. Governor Thompson received his Juris Doctorate degree from the Northwestern University Law School.

    MARVIN S. TRAUB. Marvin S. Traub, a Director of the Company since the Initial Public Offering, has been President of Marvin Traub Associates, Inc. since 1992. In addition, Mr. Traub joined Financo, Inc. in 1994 as Senior Advisor. Prior to establishing Marvin Traub Associates, Inc., Mr. Traub was Chairman of Bloomingdales from 1978-1992 and was Vice Chairman of Federated Department Stores from 1988-1992. Mr. Traub was a director and Chairman of the Executive Committee of The Conran Stores, Inc. The Conran Stores, Inc. filed a petition for protection under U.S. bankruptcy laws on January 10, 1994. Mr. Traub received an M.B.A. degree (with distinction) from Harvard Business School after receiving a B.A. degree (magna cum laude) from Harvard University.

    SHARON SHARP. Sharon Sharp, a Director of the Company since November 1997, currently is a director of the Public Gaming Research Institute ("PGRI"), where she serves as publisher of Public Gaming International, the leading magazine of the worldwide lottery industry and manages their international career placement service specializing in lottery and gaming personnel. Prior to joining PGRI, Ms. Sharp served as director of the Illinois and California Lotteries from 1987-1993. Ms. Sharp attended Holy Cross Central School of Nursing, and received an A.A.S. in Journalism from Harper College.

INFORMATION REGARDING MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has established an Audit Committee, an Executive Committee, a Compensation Committee, an Executive Compensation and Stock Incentive Plan Committee and an Independent Directors Committee.

AUDIT COMMITTEE. The functions of the Audit Committee, which consists of Messrs. Golden and Randall, include making recommendations concerning the engagement of independent public accountants, reviewing with the independent accountants the plans and results of the audit engagement, approving professional services provided by the independent public accountants, reviewing the independence of the independent public accountants, considering the range of audit and non-audit fees, and reviewing the adequacy of the Company's internal accounting controls.

EXECUTIVE COMMITTEE. The Executive Committee, which consists of Messrs. M. Reschke, Rosenthal and Carpenter, has certain authority to acquire and dispose of real property and the power to authorize, on behalf of the Board of Directors, the execution of certain contracts and agreements, including those related to certain financings by the Company. The Executive Committee meets monthly (or more frequently if necessary) and all actions by the committee are reported at the next meeting of the Board of Directors.

COMPENSATION COMMITTEE. The Compensation Committee, which consists of Messrs. Golden, Randall and Traub and Governor Thompson and Ms. Sharp, has responsibility for determining the compensation for the Company's employees.

EXECUTIVE COMPENSATION AND STOCK INCENTIVE PLAN COMMITTEE. The Executive Compensation and Stock Incentive Plan Committee (the "Executive Compensation Committee"), which consists of Messrs. Golden and Randall and Ms. Sharp, has responsibility for determining the compensation of the Company's executive officers and implementing and administering the Company's Stock Incentive Plans.

INDEPENDENT DIRECTORS COMMITTEE. The Independent Directors Committee, which consists of Messrs. Golden, Randall, Traub and Governor Thompson and Ms. Sharp has the responsibility to (i) consider and approve any proposed action or transaction involving the Company and PGI; (ii) consider and take such actions and make such approvals and recommendations as are required to be considered, taken or made by the Company's independent directors under either the Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P. dated as of September 8, 1997 or corporate governance documents relating to the Company, or otherwise; and (iii) consider and take such actions and make such approvals as are appropriate to reduce or eliminate any potential or apparent conflict of interest which may arise in connection with any proposed action or transaction involving the Company.

During the fiscal year ended December 31, 1997, the Audit Committee held one meeting, the Compensation Committee held two meetings and the Board of Directors held seven meetings.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

    The following table sets forth information concerning the compensation for services in all capacities to the Company for the years ended December 31, 1995, 1996 and 1997 with respect to the Chairman of the Board of Directors, the Chief Executive Officer and the four other persons who are the most highly compensated executive officers of the Company (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION
                                                                                       -----------------------------
                                                                                          AWARDS         PAYOUTS
                                                               ANNUAL                  -------------  --------------
                                                            COMPENSATION                SECURITIES         LTIP
                                                            -------------               UNDERLYING       PAYOUTS
NAME AND PRINCIPAL POSITION                        YEAR        SALARY       BONUS(1)     OPTIONS #          $
-----------------------------------------------  ---------  -------------  ----------  -------------  --------------
Michael W. Reschke, ...........................       1997   $   150,000   $  500,000        75,000(3)       --
  Chairman of the Board                               1996       150,000           --(2)     50,000(3)       --
                                                      1995       150,000           --(2)     --

Abraham Rosenthal, ............................       1997       257,420      250,000        75,000(4)    1,261,150(5)
  Chief Executive Officer                             1996       257,420      200,833        50,000(3)       --
                                                      1995       257,385      125,000        --

William H. Carpenter, Jr., ....................       1997       257,420      250,000        75,000(4)    1,261,150(5)
  President, Chief Operating Officer                  1996       257,420      200,833        50,000(3)
                                                      1995       257,385      125,000        --

Glenn D. Reschke ..............................       1997       175,000      175,000        10,000(3)       --
  Executive Vice President--Development and           1996       168,269      140,583        20,000(3)       --
    Acquisitions                                      1995       150,000      125,000        --

David G. Phillips, ............................       1997       175,000      175,000        10,000(3)       --
  Executive Vice President--Operations and            1996       168,269      140,583        20,000(3)       --
    Marketing                                         1995       150,000      100,000        --              --

Robert P. Mulreaney, ..........................       1997       175,000      175,000        10,000(3)       --
  Executive Vice President--Chief Financial           1996       168,269      140,583        10,000(3)       --
  Officer and Treasurer                               1995       136,539       25,000        --              --

------------------------

Notes:

(1) Reflects bonus paid for performance in year indicated.

(2) At his request, Mr. M. Reschke was not considered for a discretionary bonus for the years ended December 31, 1995 and 1996. See "Report of Compensation Committee."

(3) Options granted pursuant to the 1995 Stock Incentive Plan.

(4) Reflects (i) 25,000 options to purchase shares of Common Stock granted pursuant to the 1995 Stock Incentive Plan and (ii) 50,000 options to purchase Common Units of the Operating Partnership granted by PGI pursuant to Executive Indemnification and Option Agreements. See Item 13. Certain Relationships and Related Transactions.

(5) Reflects a special distribution from the Operating Partnership to certain limited liability companies controlled by Messrs. Rosenthal and Carpenter (the "Executive LLCs"). See Item 13. Certain Relationships and Related Transactions.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information with respect to options granted in 1997 to the Named Executives by the Company and PGI.

                                                                                                POTENTIAL REALIZABLE
                                                      INDIVIDUAL GRANTS                       VALUE AT ASSUMED ANNUAL
                                 -----------------------------------------------------------    RATES OF STOCK PRICE
                                    NUMBER OF                                                 APPRECIATION FOR OPTION
                                   SECURITIES     PERCENT OF TOTAL  EXERCISE OR               TERM BASED ON GRANT DATE
                                   UNDERLYING     OPTIONS GRANTED   BASE PRICE                      STOCK PRICE
                                   OPTIONS(1)     TO EMPLOYEES IN     ($/SH)     EXPIRATION   ------------------------
NAME                               GRANTED(#)      FISCAL YEAR(2)       (3)         DATE        5%($)        10%($)
-------------------------------  ---------------  ----------------  -----------  -----------  ----------  ------------
Michael W. Reschke.............        75,000            30.0%       $   12.53      5/29/07   $  590,768  $  1,497,122
Abraham Rosenthal..............        75,000(4)         10.0               (5)          (6)     605,705     1,534,974
William H. Carpenter, Jr.......        75,000(4)         10.0               (5)          (6)     605,705     1,534,974
Glenn D. Reschke...............        10,000             4.0            12.53      5/29/07       84,677       214,587
David G. Phillips..............        10,000             4.0            12.53      5/29/07       78,769       199,616
Robert P. Mulreaney............        10,000             4.0            12.53      5/29/07       78,769       199,616

------------------------

Notes:

(1) Options are fully vested. Except as otherwise noted, the exercise price for the options is generally payable in cash or, in certain circumstances, by the surrender, at the fair market value on the date on which the option is exercised, of shares of Common Stock.

(2) Reflects the percent of total options to purchase shares of Common Stock granted to employees in the last fiscal year pursuant to the 1995 Stock Incentive Plan. A total of 246,250 options were granted to employees on May 29, 1997 pursuant to the 1995 Stock Incentive Plan. Excludes options granted by PGI to Messrs. Rosenthal and Carpenter pursuant to the Executive Indemnification and Option Agreements. See Item 13. Certain Relationships and Related Transactions.

(3) Based on average closing price for the five business days preceding the grant date.

(4) Reflects (i) 25,000 options to purchase shares of Common Stock granted pursuant to the 1995 Stock Incentive Plan and (ii) 50,000 options to purchase Common Units of the Operating Partnership granted by PGI pursuant to the Executive Indemnification and Option Agreements. See Item 13. Certain Relationships and Related Transactions.

(5) Options to purchase shares of Common Stock granted pursuant to the 1995 Stock Incentive Plan have an exercise price of $12.53 per share of Common Stock. Options to purchase Common Units of the Operating Partnership granted by PGI pursuant to the Executive Indemnification and Option Agreements have an exercise price of $13.00 per Common Unit of the Operating Partnership. See Item 13. Certain Relationships and Related Transactions.

(6) Options granted pursuant to the 1995 Stock Incentive Plan have an expiration date of May 29, 2007. Options granted by PGI pursuant to the Executive Indemnification and Option Agreements have an expiration date of December 31, 2000. See Item 13. Certain Relationships and Related Transactions.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table sets forth information with respect to the number of shares of Common Stock underlying Stock Options held by each of the Named Executives and the value of such officers' exercisable and unexercisable options on December 31, 1997. None of the Named Executives exercised any Stock Options during 1997.

                                                                                                              VALUE OF
                                                                                                             UNEXERCISED
                                                                                                            IN-THE-MONEY
                                                                                            NUMBER OF        OPTIONS AT
                                                                                       UNEXERCISED OPTIONS      1997
                                                                                        AT 1997 YEAR-END      YEAR-END
                                                        SHARES                                 (#)             ($)(1)
                                                      ACQUIRED ON                      -------------------  -------------
                                                       EXERCISE      VALUE REALIZED       EXERCISABLE/      EXERCISABLE/
NAME                                                      (#)              ($)            UNEXERCISABLE     UNEXERCISABLE
---------------------------------------------------  -------------  -----------------  -------------------  -------------
Michael W. Reschke.................................       --               --              237,501/37,499      $240,313/0
Abraham Rosenthal..................................       --               --              237,501/37,499(2)    216,563/0
William H. Carpenter, Jr...........................       --               --              237,501/37,499(2)    216,563/0
Glenn D. Reschke...................................       --               --               68,250/12,500        64,122/0
David G. Phillips..................................       --               --               67,500/12,500        62,875/0
Robert P. Mulreaney................................       --               --               20,000/0             39,750/0

------------------------

Note:

(1) Based on the market price of $14.19 per share, which was the closing selling price per share of Common Stock on the NYSE on December 31, 1997, less the option exercise price of unexercised, in-the-money options held by the Named Executives at December 31, 1997.

(2) Includes 50,000 options to purchase Common Units of the Operating Partnership granted by PGI pursuant to the Executive Indemnification and Option Agreements. See Item 13. Certain Relationships and Related Transactions.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL AGREEMENTS

    The Company has entered into agreements (the "Employment Agreements") with each of the Named Executives other than Messrs. Mulreaney and G. Reschke. The agreements with Messrs. M. Reschke, Rosenthal, Carpenter and Phillips generally provide that such executive officers shall devote substantially all of their business time to the operation of the Company, except that Mr. M. Reschke is required to devote only such time as he deems necessary to fulfill his duties and obligations to the Company as Chairman of the Board of Directors. The Employment Agreements for each of Mr. M. Reschke and Mr. Phillips provide for terms expiring on March 22, 1999, which terms are automatically extended for successive one year periods unless either the Company or the executive officer provides the other with prior written notice that such term shall not be extended. The Employment Agreements for Messrs. Rosenthal and Carpenter provide for a term expiring on the third anniversary of January 1, 1998, which terms are automatically extended for successive one year periods unless either the Company or the executive officer provides the other with prior written notice that such term shall not be extended.

    The Employment Agreements with Messrs. M. Reschke and Phillips provide that the employees covered thereby are eligible to receive discretionary bonuses based on the achievement of performance goals established by the Company. The Employment Agreements with Messrs. Rosenthal and Carpenter provide for annual performance based bonuses of not more than the executive's base salary determined by a formula based on the following financial factors: annual growth in FFO on a fully diluted per share basis, first year return on total development cost for all new centers and expansions which open during the year, average sales per square foot, percentage of space leased, and a discretionary component of not more than 10% of the total bonus paid based on the executive's participation in the development of new concepts. The Executive Compensation Committee may, in its sole discretion, pay an annual performance bonus that is greater than that indicated by application of the formula.

    If the Employment Agreements are terminated by the Company "without cause" or are terminated by the executive after a "change in control" or for "good reason" (as such terms are defined in the Employment Agreements), the executive will be entitled to a lump sum payment. With regard to Messrs. M. Reschke and Phillips, such payment will be an amount equal to the greater of such executive's annual base salary or 50% of the remaining aggregate base salary due the executive over the remaining term of his Employment Agreement. With regard to Messrs. Rosenthal and Carpenter, such amount for termination by the Company "without cause" or for termination by the executive for "good reason" will be equal to the executive's annual base salary plus the average annual performance bonus paid to the executive for the two years preceding the termination.

    The Employment Agreements with Messrs. Rosenthal and Carpenter provide that if, within twenty-four months following a "change of control" of the Company, the Company terminates the executive's employment "without cause" or the executive terminates his employment with "good reason," such executive will be entitled to receive any bonuses accrued but undistributed, other vested benefits through the effective date of the termination and health and life insurance benefits for a period of two years, plus a termination distribution in the amount of $1.6 million. Additionally, if the Employment Agreements are so terminated, certain restrictions on the transfer of stock held by Messrs. Rosenthal and Carpenter (or obtained by such persons upon exercise of Common Units of the Operating Partnership) may terminate, and any stock awards under the Company's 1998 Stock Incentive Plan will be vested. Finally, if the Employment Agreements are terminated, Messrs. Rosenthal and Carpenter will be fully vested in any amount accrued on their behalf under any qualified or nonqualified retirement plans of the Company. With regard to Messrs. Rosenthal and Carpenter, the Employment Agreements contain certain non-compete provisions restricting the executives from developing, acquiring or operating retail properties similar to those properties developed or operated by the Company for a period of up to two years following termination of employment, which period may be limited to four quarters by either party at any time prior to 30 days before the end of the fourth quarter. The Employment Agreements provide that if the Company terminates the executive's employment without cause or the executive terminates his employment with good reason then, so long as the executive is in compliance with these non-compete provisions, the Company will pay the executive an amount equal to $66,666.66 per calendar month for a period of 2 years, beginning with the first calendar month after termination of the executive's employment; provided that, either the Company or the executive may elect to limit the non-compete period, and the $66,666.66 monthly payments, to one year.

    The Employment Agreements provide for a base salary of $250,000 for Mr. M. Reschke, $400,000 for Messrs. Rosenthal and Carpenter and $225,000 for Mr. Phillips. The current terms of compensation for Messrs. G. Reschke and Mulreaney include a base salary of $225,000.

EXECUTIVE COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Executive Compensation Committee of the Board of Directors, which is required to have a majority of outside Directors who are neither employees nor officers of the Company, is charged with determining compensation for the Company's executive officers. Messrs. Terence C. Golden and Kenneth A. Randall and Ms. Sharon Sharp currently serve on the Executive Compensation Committee.

    No executive officer of the Company served as a director or member of (i) the compensation committee of another entity, an executive officer of which entity is a director of the Company or member of the Executive Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Company's Executive Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following tables set forth certain information regarding the beneficial ownership of shares of Common Stock and of Common Units of the Operating Partnership as of April 1, 1998 for (a) each person known by the Company to be the beneficial owner of more than five percent of the voting securities of the Company, (b) each named executive officer of the Company listed in the Summary Compensation Table presented below (the "Named Executives"), (c) each director of the Company and (d) the directors and officers of the Company as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. The number of shares represents the number of shares of Common Stock the person holds, the number of shares of Common Stock the person has the right to acquire upon exercise of certain options to purchase shares of Common Stock ("Stock Options"), the number of shares of Common Stock into which shares of Common Units of the Operating Partnership held by the person are exchangeable (if, as discussed below, the Company elects to issue shares of Common Stock rather than pay cash upon such exchange) and the number of shares of Common Stock into which shares of Series B Convertible Preferred Stock, held by the person are convertible. The extent to which a person directly holds shares of Common Stock, Stock Options, Common Units of the Operating Partnership or Series B Convertible Preferred Stock is set forth in the notes.


                                                          NUMBER OF SHARES OF
                                                             COMMON STOCK/           PERCENT OF      PERCENT OF ALL
                                                             COMMON UNITS               ALL           COMMON STOCK/
NAME AND ADDRESS OF                                       BENEFICIALLY OWNED        COMMON STOCK      COMMON UNITS
BENEFICIAL OWNER(1)                                              (2)                    (3)                (4)
-----------------------------------------------------  ------------------------  -----------------  -----------------
The Prime Group, Inc.(5).............................           7,594,629                 21.9%              18.8%

Michael W. Reschke(6)................................           8,008,771                 22.8               19.7

Abraham Rosenthal(7).................................             625,091                  2.2                1.5

William H. Carpenter, Jr.(8).........................             625,375                  2.2                1.5

Glenn D. Reschke(9)..................................             325,217                  1.2                (10)

David G. Phillips(11)................................              72,787                  (10)               (10)

Robert P. Mulreaney(12)..............................              23,441                  (10)               (10)

Terence C. Golden....................................              12,500                  (10)               (10)

Kenneth A. Randall...................................              10,000                  (10)               (10)

James R. Thompson....................................              10,500                  (10)               (10)

Marvin S. Traub(13)..................................              56,293                  (10)               (10)

Sharon J. Sharp......................................             --                    --                 --

Longleaf Partners Realty Fund(14)....................           2,442,100                  8.9                6.0

Merrill Lynch Asset Management(15)...................           1,936,777                  7.1                4.8

Becker Capital Management, Inc.(16)..................           1,730,200                  6.3                4.3

Directors and officers of Prime as a group (21
  persons)...........................................           9,860,551                 26.9               24.4

------------------------

Notes:

 (1) All of the directors of the Company and the Named Executives may be contacted c/o Prime Retail, Inc., 100 East Pratt Street, Baltimore, Maryland 21202.

 (2) The beneficial ownership of shares of Common Stock and Series B Convertible Preferred Stock reported herein is based upon filings with the Commission and is subject to confirmation by the Company that such ownership did not violate the ownership restrictions in the Charter. The ownership of Common Units of the Operating Partnership reported herein is derived from the transfer records maintained by the Operating Partnership based on information provided by the Limited Partners. Information presented includes shares issuable upon exercise of Stock Options which have vested or will vest within 60 days of April 1, 1998 as follows: Mr. M. Reschke 250,001; Mr. Rosenthal 250,001; Mr. Carpenter 250,001; Mr. Golden 10,000; Mr. Randall 10,000; Governor Thompson 10,000; Mr. Traub, including Marvin Traub Associates, Inc. ("MTA"), 55,000; Mr. G. Reschke 73,917 (2,250 of which are held by Ms. Tina Reschke, wife of Mr. G. Reschke); Mr. Mulreaney 20,000; and Mr. Phillips 71,667.

 (3) Information presented assumes exchange or conversion only of Common Units the Operating Partnership and Series B Convertible Preferred Stock owned by such beneficial owner for shares of Common Stock. Information presented also includes Common Stock issuable upon exercise of Stock Options of such beneficial owner which have vested or will vest within 60 days of April 1, 1998.

 (4) Information presented assumes exchange or conversion of all outstanding Common Units of the Operating Partnership and Series B Convertible Preferred Stock for Common Stock and also includes Common Stock issuable upon exercise of Stock Options which have vested or will vest within 60 days of April 1, 1998. The Common Units of the Operating Partnership may be exchanged on a one-for-one basis for shares of Common Stock (or, at the Company's election, cash of an equivalent value) at any time.

 (5) Information presented includes 7,344,629 Common Units of the Operating Partnership and 250,000 shares of Common Stock owned by PGI and certain limited partnerships affiliated with PGI. The address of PGI is 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601. Certain of the Common Units of the Operating Partnership and Common Stock held by PGI have been pledged to certain unaffiliated third parties to secure certain indebtedness of PGI and its affiliates (collectively, the "Pledgees"). Unless and until the Pledgees foreclose on the pledged Common Units of the Operating Partnership or have given notice of an event of default under the operative pledge or loan agreement, such entities will not have the direct or indirect power to vote or dispose of the Common Units of the Operating Partnership so pledged. The Pledgees disclaim beneficial ownership of these pledged Common Units of the Operating Partnership.

 (6) Information presented includes 7,344,629 Common Units of the Operating Partnership and 250,000 shares of Common Stock held by PGI (Mr. M. Reschke is the Chairman and Chief Executive Officer of PGI) and certain limited partnerships affiliated with PGI, 152,717 shares of Common Stock owned by Mr. M. Reschke, 11,424 shares of Common Stock issuable to Mr. M. Reschke upon conversion of the 9,552 shares of Series B Convertible Preferred Stock owned by him, and 250,001 shares of Common Stock which Mr. M. Reschke has the right to acquire upon exercise of Stock Options. Mr. M. Reschke's address is 77 West Wacker Drive, Suite 3900, Chicago, Illinois 60601.

 (7) Information presented includes 371,090 Common Units of the Operating Partnership, 125,000 of which are held by a limited liability company controlled by Mr. Rosenthal and 18,198 of which are held in trust for Mr. Rosenthal's children, 4,000 shares of Common Stock owned by Mr. Rosenthal, 200,001 shares of Common Stock which Mr. Rosenthal has the right to acquire upon exercise of Stock Options and 50,000 Common Units of the Operating Partnership which Mr. Rosenthal has the right to acquire upon exercise of certain options granted by PGI.

 (8) Information presented includes 371,090 Common Units of the Operating Partnership, 125,000 of which are held by a limited liability company controlled by Mr. Carpenter, 4,284 shares of Common Stock owned by Mr. Carpenter's children, 200,001 shares of Common Stock which Mr. Carpenter has the right to acquire upon exercise of Stock Options and 50,000 Common Units of the Operating Partnership which Mr. Carpenter has the right to acquire upon exercise of certain options granted by PGI.

 (9) Information presented includes 251,300 Common Units of the Operating Partnership which are held by Reschke I LLC, 71,667 shares of Common Stock which Mr. G. Reschke has the right to acquire upon the exercise of Stock Options and 2,250 shares of Common Stock which Ms. Tina M. Reschke, Mr. G. Reschke's wife, has the right to acquire upon the exercise of Stock Options. Mr. G. Reschke disclaims beneficial ownership of such shares pursuant to Section 13d-4 of the Exchange Act.

(10) Amount represents less than 1%.

(11) Information presented includes 71,667 shares of Common Stock which Mr. Phillips has the right to acquire upon exercise of Stock Options, 1,000 shares of Common Stock owned by Mr. Phillips and 120 shares of Common Stock issuable to Mr. Phillips upon conversion of the 100 shares of Series B Convertible Preferred Stock owned by him.

(12) Information presented includes 2,425 shares of Common Stock owned by Mr. Mulreaney, 1,016 shares of Common Stock issuable to Mr. Mulreaney upon conversion of the 850 shares of Series B Convertible Preferred Stock owned by him, and 20,000 shares of Common Stock which Mr. Mulreaney has the right to acquire upon exercise of Stock Options.

(13) Information presented includes 45,000 shares of Common Stock which MTA, an affiliate of Mr. Traub, has the right to acquire upon exercise of Stock Options.

(14) Information presented is based on a Schedule 13G filed with the Commission on February 13, 1998 on behalf of (i) Longleaf Partners Realty Fund, a series of Longleaf Partners Funds Trust, an open-end management investment company registered under the Investment Company Act of 1940 ("Longleaf"), (ii) Southeastern Asset Management, Inc., a registered investment adviser ("Southeastern") and (iii) Mr. O. Mason Hawkins, the Chairman of the Board and C.E.O. of Southeastern. The
     Schedule 13G indicates that all the securities covered by this statement are owned by Longleaf and none are owned directly or indirectly by Southeastern. Southeastern and Mr. Hawkins disclaim beneficial ownership of the shares of Common Stock pursuant to Section 13d-4 of the Exchange Act. The address of each of Longleaf, Southeastern and Mr. Hawkins is Southeastern Asset Management, Inc., 6410 Poplar Ave., Suite 900, Memphis, Tennessee 38119.

(15) Information presented is based on a Schedule 13G filed with the Commission on February 5, 1998 on behalf of Princeton Services, Inc. ("PSI"), Merrill Lynch Asset Management ("MLAM") and Merrill Lynch
     Global Allocation Fund ("MLGA"). The Schedule 13G indicates that (i) PSI may be deemed to be the beneficial owner of 1,936,777 shares of Common Stock by virtue of its being the general partner of MLAM, (ii) MLAM may be deemed to be the beneficial owner of 1,936,777 shares of Common Stock as a result of acting as investment advisor to one or more investment companies registered under Section 8 of the Investment Company Act of 1940 and/or to one or more private accounts and (iii) MLGA, a registered investment company advised by MLAM, is the beneficial owner of 1,839,825 shares of Common Stock. The Schedule 13G further indicates that PSI disclaims beneficial ownership of the shares of Common Stock pursuant to
     Section 13d-4 of the Exchange Act. The address of each of PSI, MLAM and MLGA is 800 Scudders Mill Road, Plainsboro, New Jersey 08536.

(16) Information presented is based on a Schedule 13G filed on February 13, 1998 on behalf of Becker Capital Management, Inc. ("Becker"). All securities reported on this statement are owned by advisory clients of Becker. Becker disclaims beneficial ownership of all such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENTS WITH AFFILIATES OF MR. TRAUB

    The Company has entered into a consulting agreement with MTA, an entity owned and controlled by Mr. Traub. The consulting agreement provides that for so long as Mr. Traub remains a director of the Company, MTA will provide consulting and advisory services in connection with the Company's merchant relations and MTA will receive a monthly fee of $8,333 for such services.

    The Company has entered into a consulting agreement with Financo, Inc. ("Financo"), an affiliate of Mr. Traub, pursuant to which Financo will advise and assist the Company in developing certain discount retailing concepts (the "Concepts"). In connection with this agreement, the Company paid Financo a retainer of $50,000. In addition, in the event that the Company either develops or makes an investment in a business relating to the Concepts, the Company will pay Financo a fee of $250,000 and grant Financo options to acquire certain equity interests in such business. This agreement is terminable by either party upon ten days' prior written notice.

LOANS TO MESSRS. ROSENTHAL AND CARPENTER

    In connection with the Initial Public Offering, the Operating Partnership made recourse loans of $2.375 million for the benefit of each of Messrs. Rosenthal and Carpenter. Messrs. Rosenthal and Carpenter used such loan proceeds to acquire 125,000 Common Units of the Operating Partnership at a price of $19.00 per unit, reflecting the Initial Public Offering price per share of Common Stock. Each of Messrs. Rosenthal and Carpenter incurred such loans and made such purchases through the Executive LLC that he controls and which is the borrower under each such loan. Each of the loans is secured by a pledge of 125,000 Common Units of the Operating Partnership acquired with the proceeds thereof (the "Pledged Common Units") and is guaranteed by Messrs. Rosenthal and Carpenter, respectively. On January 1, 1996, the Company and Messrs. Rosenthal and Carpenter, respectively, modified the loans to add accrued and unpaid interest of $187,500 to the principal amount thereof and to amend the interest rate applicable to the loan from 6.55% per annum to the lesser of (i) the amount of the distributions paid by the Operating Partnership with respect to such Pledged Common Units or (ii) 6.55% per annum. Interest of $129,443.75 accrued and was paid on the principal balance of each such loan for the year ended December 31, 1996. Each loan matures on the earlier to occur of (i) March 22, 2004 or (ii) the first anniversary of the termination of the individual's employment with the Company for any reason. The Executive LLCs holding the Pledged Common Units are subject to the same limitations on transfer and exchange applicable to Messrs. Rosenthal and Carpenter personally.

    Pursuant to Special Distribution Agreements entered into between the Company, the Operating Partnership and each of the Executive LLCs on January 1, 1996, the Executive LLCs were entitled to receive on or before March 31, 1999, cash distributions ("Special Distributions") from the Operating Partnership equal to the product of (a)(i) the average annual growth in the Company's FFO per share (expressed as a percentage) during the three year period ending December 31, 1998 minus 10% (ii) divided by 5%, and (b) one-half of the outstanding amount of the recourse loans that such Executive LLCs incurred to purchase Common Units of the Operating Partnership in connection with the Initial Public Offering, provided that such individuals remained employed by the Company throughout such a period. In 1998, the Special Distribution Agreements were amended with the approval of the Executive Compensation Committee to eliminate the performance criteria contained in such agreements, fix the amount of the Special Distributions at $1,261,150 and accelerate the payment of such distributions to the Executive LLCs to March 19, 1998. Upon receipt, the Executive LLCs each immediately applied the full amount of the Special Distribution to repay, in part, their obligations under the recourse loans.

    INDEMNIFICATION AND OPTION AGREEMENTS WITH MESSRS. ROSENTHAL AND CARPENTER AND THE EXECUTIVE LLCS.

    On January 1, 1996, PGI entered into the Executive Indemnification and Option Agreements with Messrs. Rosenthal and Carpenter and the Executive LLCs. Pursuant to these agreements, subject to Messrs. Rosenthal and Carpenter's continued employment by the Company and certain other conditions, PGI has agreed to indemnify Messrs. Rosenthal and Carpenter and the Executive LLCs against 50% of any Loss (as hereinafter defined). "Loss" means an amount equal to the Note Balance less the sum of (i) the value of the Pledged Common Units (which shall be deemed to equal the market value of an identical number of shares of Common Stock on the date at which the Executive LLC must repay the Note Balance, and (ii) any distributions paid in respect of the Pledged Common Units (other than distributions used to pay interest on the Note Balance), including any special distributions received by the Executive LLCs pursuant to the Special Distribution Agreements.

    PGI also agreed, subject to Messrs. Rosenthal and Carpenter's continued employment by the Company, to grant to each of Messrs. Rosenthal and Carpenter options to purchase (i) up to 50,000 Common Units of the Operating Partnership at $13.00 per Common Unit of the Operating Partnership upon the first date on which the regular cash distribution for each of four successive calendar quarters of the Operating Partnership distributable with respect to Common Units of the Operating Partnership is equal to or greater than the regularly quarterly (calendar) dividend on a per share basis for the outstanding shares of Common Stock for the same calendar quarters, and (ii) up to 50,000 Common Units of the Operating Partnership at $13.00 per Common Unit of the Operating Partnership upon the first date on which the regular quarterly (calendar) dividend per share of Series B Convertible Preferred Stock exceeds $.53125 based on the ability of such class of stock to participate in dividends declared and paid in respect of the shares of Common Stock. Any options so granted will expire on December 31, 2000. On August 15, 1997, PGI granted each of Messrs. Rosenthal and Carpenter 50,000 options to purchase Common Units of the Operating Partnership as a result of the satisfaction of the conditions set forth in (i) of this paragraph.

    OTHER TRANSACTIONS.

    Governor James R. Thompson, a Director of the Company, is Chairman of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to the Company.

ITEM 14.  EXHIBITS

(a) 3. Exhibits

       Exhibit
       Numbers
       -------

        10.5 Combined Service and Special Distribution and Allocation Agreement (Abraham Rosenthal)

        10.6 Combined Service and Special Distribution and Allocation Agreement (William H. Carperter, Jr.)

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PRIME RETAIL, INC.

Dated: April 30, 1998                 /s/ Robert P. Mulreaney
                                      -----------------------
                                      Robert P. Mulreaney
                                      Executive Vice President, Chief
                                      Financial Officer and Treasurer