Form 10-Q
period 1998-03-31
PRIME RETAIL INC
filed 1998-05-15
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998
                                       or

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

As of May 11, 1998, the issuer had outstanding 27,294,951 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                     PAGE
                                                                   ----

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 1998 and
     December 31,1997                                                 1


     Consolidated Statements of Operations for the three months
     ended March 31, 1998 and 1997                                    2

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1998 and 1997                             3

     Notes to the Consolidated Financial Statements                   4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          7

PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings                                           19
Item 2.  Changes in Securities                                       19
Item 3.  Defaults Upon Senior Securities                             19
Item 4.  Submission of Matters to a Vote of Security Holders         19
Item 5.  Other Information                                           19
Item 6.  Exhibits or Reports on Form 8-K                             19

Signatures                                                           20

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

                               Prime Retail, Inc.
                           Consolidated Balance Sheets
                    (in thousands, except share information)
----------------------------------------------------------------------------------------------------------------------------------
                                                                          March 31, 1998                         December 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
      Land                                                                    $   66,277                                $   66,277
      Buildings and improvements                                                 781,583                                   779,191
      Property under development                                                  76,403                                    53,139
      Furniture and equipment                                                      6,666                                     6,175
                                                                            -------------                             -------------
                                                                                 930,929                                   904,782
      Accumulated depreciation                                                   (89,458)                                  (82,033)
                                                                            -------------                             -------------
                                                                                 841,471                                   822,749
Cash and cash equivalents                                                            523                                     6,373
Restricted cash                                                                   27,936                                    41,736
Accounts receivable, net                                                           9,329                                     9,745
Deferred charges, net                                                             13,670                                    16,206
Due from affiliates,net                                                              413                                     1,052
Investment in partnerships                                                         3,921                                     3,278
Other assets                                                                       4,054                                     3,044
                                                                            -------------                             -------------
              Total assets                                                    $  901,317                                $  904,183
                                                                            =============                             =============
Liabilities and Shareholders' Equity
Bonds payable                                                                 $   32,900                                $   32,900
Notes payable                                                                    492,874                                   482,365
Accrued interest payable                                                           3,884                                     3,767
Real estate taxes payable                                                          5,996                                     4,639
Construction costs payable                                                         5,958                                     5,849
Accrued dividends and distributions payable                                       14,942                                         -
Accounts payable and other liabilities                                            12,251                                    20,210
                                                                            -------------                             -------------
              Total liabilities                                                  568,805                                   549,730

Minority interests                                                                 9,710                                     9,925

Shareholders' equity:
    Shares of preferred stock, 24,315,000 shares authorized:
       10.5% Series A Senior Cumulative Preferred Stock, $0.01
       par value (liquidation preference of $57,500), 2,300,000
       shares issued and outstanding                                                  23                                        23
       8.5% Series B Cumulative Participating Convertible Preferred
       Stock, $0.01 par value (liquidation preference of $74,545)
       2,981,800 shares issued and outstanding                                        30                                        30
       Series C Cumulative Participating Convertible Redeemable
       Preferred Stock, $.01 par value (liquidation preference of
       $50,000), 3,636,363 shares issued and outstanding                              36                                        36
Shares of common stock, 75,000,000 shares authorized:
       Common stock, $0.01 par value, 27,294,951
       shares issued and outstanding,                                                273                                       273
Additional paid-in capital                                                       398,188                                   398,188
Distributions in excess of net income                                            (75,748)                                  (54,022)
                                                                            -------------                             -------------
      Total shareholders' equity                                                 322,802                                   344,528
                                                                            -------------                             -------------
              Total liabilities and shareholders' equity                      $  901,317                                $  904,183
                                                                            =============                             =============
===================================================================================================================================

See accompanying notes to financial statements.


                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)
-----------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                        1998                                      1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                                    $   23,083                                $   18,066
Percentage rents                                                                     865                                       669
Tenant reimbursements                                                             10,743                                     8,949
Interest and other                                                                 2,817                                     2,478
                                                                            -------------                             -------------
    Total revenues                                                                37,508                                    30,162

Expenses
Property operating                                                                 8,353                                     6,633
Real estate taxes                                                                  2,856                                     2,390
Depreciation and amortization                                                      7,823                                     6,328
Corporate general and administrative                                               1,692                                     1,350
Interest                                                                           8,374                                     9,169
Other charges                                                                        959                                       799
                                                                            -------------                             -------------
    Total expenses                                                                30,057                                    26,669
                                                                            -------------                             -------------
Income before minority interests                                                   7,451                                     3,493
Income allocated to minority interests                                             5,461                                     2,591
                                                                            -------------                             -------------
Net income                                                                         1,990                                       902
Income allocated to preferred shareholders                                         4,166                                     3,093
                                                                            -------------                             -------------
Net loss applicable to common shares                                          $   (2,176)                               $   (2,191)
                                                                            =============                             =============
Net loss per common share - basic and diluted                                 $    (0.08)                               $    (0.15)
                                                                            =============                             =============

Weighted average common shares outstanding                                        27,295                                    14,344
                                                                            =============                             =============

Distributions declared per common share                                       $    0.295                                $    0.295
                                                                            =============                             =============

===================================================================================================================================
See accompanying notes to financial statements.





                               Prime Retail, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31,                                                        1998                                      1997
-----------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                    $    1,990                                $      902
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Income allocated to minority interests                                        5,461                                     2,591
     Depreciation                                                                  7,511                                     5,914
     Amortization of deferred financing costs and
      interest rate protection contracts                                             509                                       944
     Amortization of leasing commissions                                             312                                       414
     Provision for uncollectible accounts receivable                                 306                                       253
 Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                      110                                    (1,200)
     Decrease in due from affiliates, net                                            639                                       163
     (Increase) decrease in other assets                                          13,425                                    (1,713)
     Increase in accrued interest                                                    117                                        61
     Decrease in accounts payable and other liabilities                           (4,802)                                   (1,373)
                                                                            -------------                             -------------
      Net cash provided by operating activities                                   25,578                                     6,956

Investing Activities
Purchase of buildings and improvements                                            (4,247)                                   (4,782)
Increase in property under development                                           (23,155)                                   (5,107)
Acquisition of outlet centers                                                          -                                   (37,658)
                                                                            -------------                             -------------
      Cash used in investing activities                                          (27,402)                                  (47,547)

Financing Activities
Net proceeds from issuance of common and preferred stock                               -                                    31,930
Proceeds from notes payable                                                       32,611                                    58,215
Principal repayments on notes payable                                            (22,102)                                  (23,329)
Deferred financing fees                                                              (85)                                     (522)
Distributions and dividends paid                                                 (11,498)                                   (6,954)
Distributions to minority interests                                               (2,952)                                   (2,591)
                                                                            -------------                             -------------
      Net cash provided by (used in) financing activities                         (4,026)                                   56,749
                                                                            -------------                             -------------
Increase (decrease) in cash and cash equivalents                                  (5,850)                                   16,158
Cash and cash equivalents at beginning of period                                   6,373                                     3,924
                                                                            -------------                             -------------
Cash and cash equivalents at end of period                                    $      523                                $   20,082
                                                                            =============                             =============

===================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                   Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 -- Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail's (the "Company") annual report on Form 10-K for the year ended December 31, 1997.

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


Note 2 -- Minority Interests

Cash distributions and losses allocated to the common unitholders reduced the common unitholders' minority interests balance to zero during 1996. Accordingly, cash distributions in excess of income allocated to the common unitholders' minority interests of $4,342 and $2,335 during the three months ended March 31, 1998 and 1997, respectively, were allocated to common shareholders. The cumulative amount of distributions in excess of income and losses that were allocable to the common unitholders' minority interests that were allocated to common shareholders at March 31, 1998 was $16,538.

As of March 31, 1998 and 1997, loans to certain limited partners, who also are executive officers of the Company, aggregating $2,375 and $4,750, respectively, were reported as a reduction in minority interests in the Consolidated Balance Sheets.

Note 3 -- Merger Agreement

On November 12, 1997 and as amended on February 1, 1998, the Company entered into a definitive merger agreement (as amended, the "Merger Agreement") with Horizon Group, Inc. ("Horizon") for an aggregate consideration of approximately $945,200, including the assumption of $556,900 of Horizon debt and transaction costs. Upon completion of the transaction, the Company will own and operate 49 outlet centers totaling approximately 13,634,261 square feet of gross leasable area ("GLA").

Under the terms of the Merger Agreement, the Company will pay a fixed exchange ratio of 0.20 of a share of 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock") and 0.597 of a share of Common Stock for each share of common stock of Horizon. In addition, each common unit in Horizon Partnership will entitle the holder to receive 0.9193 of a Common Unit of the Operating Partnership that will be exchangeable for a like number of shares of Common Stock of the Company.

Immediately prior to the merger, Horizon's operating partnership, Horizon Glen Outlet Centers Limited Partnership ("Horizon Partnership"), will contribute 13 of its 35 centers to Horizon Group Properties, L.P. of which Horizon Group Properties, Inc. ("HGP"), a subsidiary of Horizon, is the sole general partner. Immediately after the merger, all of the common equity of HGP will be distributed to the convertible preferred and common shareholders and unitholders of the Company and the shareholders and limited partners of Horizon based on their ownership in the Company immediately following the merger. It is presently expected that following the merger one share of common stock of HGP will be distributed for every 20 shares of Common Stock or Common Units of the Company, and that approximately 1.196 shares of common stock of HGP will be distributed for every 20 shares of Series B Convertible Preferred Stock held in the Company. Upon consummation of the merger, the closing of the merger, the Company will pay a special cash distribution of $0.60 per share of Series B Convertible Preferred Stock and $0.50 per share/unit of Common Stock, Series C Cumulative Participating Convertible Redeemable Preferred Stock/Unit ("Series C Preferred Security") and Common Unit, as applicable. Shareholders and limited partners in Horizon will not participate in this distribution. HGP will own and operate 15 outlet centers (including Indiana Factory Shops and Nebraska Crossing Factory Stores, collectively the "Prime Transferred Properties", which will be acquired from the Company as discussed below) totaling 3,084,823 square feet of GLA.

In connection with the closing of the merger, the Company intends to sell the Prime Transferred Properties to HGP for an aggregate consideration of approximately $26,000 resulting in a loss of approximately $15,000. The ultimate disposition of the Prime Transferred Properties is contingent upon the successful completion of the merger and, prior to the merger closing date, the Company can elect, at its sole discretion, not to effectuate the sale of the Prime Transferred Properties even if the merger is consummated. While the Company intends to sell the Prime Transferred Properties to HGP, it is not contractually committed to do so. No assurance can be made that the sale of the Prime Transferred Properties will be effectuated.

The merger will be accounted for as a purchase. The record date for determining the shareholders entitled to notice of, and vote at, the 1998 meeting of shareholders was April 24, 1999. The 1998 Annual Meeting of Shareholders will be held on June 12, 1998. Completion of the merger remains subject to the approval of each company's shareholders and limited partners and the satisfaction of other conditions. The closing of the merger is expected to occur on or about June 15, 1998. The exchange of shares of Horizon for shares of the Company will be made on a tax-free basis.

On December 10, 1997, a shareholder of Horizon filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan (the "Court") against Horizon, the Company, and certain directors and former directors of Horizon. The substantive allegations claim that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the Company and that the consideration to be paid to Horizon's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that such merger be enjoined or, in the event that the purported transaction is consummated, that it be rescinded or damages be awarded to the class members. On January 16, 1998, the defendants answered the complaint, denying that the Horizon board of directors breached their fiduciary duties and denying that such consideration is unfair or inadequate. On May 4, 1998, counsel for the parties appeared before the Court for the purpose of reporting that a settlement of the case had been reached subject to the satisfaction of several conditions including the completion of the merger. The general terms of the settlement are contained in a Memorandum of Understanding ("Memorandum") among counsel for the parties dated as of May 7, 1998. Under the Memorandum, subject to the terms of the Stipulation of Settlement, the defendants will pay to class counsel for their fees and expenses, subject to approval by the Court. The Company believes that the amount of the settlement will not have a material adverse effect on the consolidated financials statements of the Company.


In April 1998, the Company accepted loan commitments from Nomura Asset Capital Corporation ("Nomura") to provide (i) $305,000 of debt financing in connection with the merger and (ii) bridge loan financing to HGP.


The $305,000 loan commitment to the Company contemplates (i) a $180,000 nonrecourse permanent loan (the "Permanent Loan"), (ii) a $85,000 full recourse bridge loan (the "Bridge Loan"), and (iii) a $40,000 full recourse unsecured corporate line of credit (the "Unsecured Corporate Line"). The Permanent Loan will (i) be collateralized by first mortgages on four factory outlet centers,
(ii) bear a fixed rate of interest equal to the yield on the 10-year U.S. Treasury plus 1.50%, and (iii) require monthly principal and interest payments pursuant to a 27-year amortization schedule. The Bridge Loan will (i) be collateralized by first mortgages on six factory outlet centers, (ii) bear a variable rate of interest equal to 30-day LIBOR plus 1.25%, (iii) mature in three years, and (iv) require monthly interest-only payments. The Unsecured Corporate Line will (i) bear a variable rate of interest equal to 30-day LIBOR plus 1.75%, (ii) mature in three years, and (iii) require monthly interest-only payments.


The  proceeds  from the  Permanent  Loan,  the Bridge  Loan,  and the  Unsecured
Corporate Line will be used (i) to repay $190,800 of debt outstanding under various existing Horizon loans, (ii) to pay loan fees and closing costs of approximately $2,200, (iii) for development and acquisition activities, and (iv) for general corporate purposes.


In connection with a $120,000 loan commitment granted to HGP (the "HGP Mortgage Loan"), the proceeds of such will be used to repay certain debt outstanding under various existing Horizon loans, the Company has agreed to guarantee $10,000 of such obligations. The Company will be released from its guaranty if at any time during the term of the loan, HGP raises at least $50,000 of equity and not less than $50,000 of such equity is used to repay the HGP Mortgage Loan.


Each of the Nomura commitments is subject to customary conditions, including execution of definitive loan agreements as well as consummation of the proposed merger.

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

Cautionary Statements

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; and risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties.

Results of Operations

General

The Company has grown by developing and acquiring factory outlet centers and expanding certain of its existing factory outlet centers. As summarized in TABLE 1, the Company's factory outlet portfolio consisted of 28 operating factory outlet centers totaling 7,237,000 square feet of gross leasable area ("GLA") at March 31, 1998, compared to 24 operating factory outlet centers totaling 6,138,000 square feet of GLA at March 31, 1997.

During the three months ending March 31, 1998, the Company opened an expansion to an existing factory outlet center totaling 20,000 square feet of GLA. During 1997, the Company purchased seven factory outlet centers totaling 1,221,000 square feet of GLA and opened expansions to existing factory outlet centers totaling 224,000 square feet of GLA. Additionally, the Company acquired its joint venture partner's 25% ownership interest in Buckeye Factory Shops Limited Partnership ("Buckeye") on September 2, 1997, and now owns 100% of this factory outlet center with 205,000 square feet of GLA. The significant increase in the number of the Company's operating properties and total GLA since March 31, 1997 are collectively referred to as the "Portfolio Expansion".


                             Portfolio of Properties

                                 March 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Factory Outlet Centers                                                  Phase          Opening Date      (Sq. Ft.)       Leased(1)
-----------------------------------------------------------------------------------------------------------------------------------
Niagara International Factory Outlets (2)--Niagara Falls, New York......    I             July 1982        300,000              95%
                                                                           II           August 1985        234,000              78
                                                                                                         ---------            ----
                                                                                                           534,000              88

Prime Retail Outlets of Kittery (3)--Kittery Maine......................    I            April 1984         25,000             100
                                                                           II              May 1984         78,000             100
                                                                          III           August 1989         18,000             100
                                                                                                         ---------            ----
                                                                                                           121,000             100

Latham Factory Outlets (3)--Latham, New York............................    I           August 1987         43,000             100

Warehouse Row Factory Shops (4)--Chattanooga, Tennessee.................    I         November 1989         95,000              96
                                                                           II           August 1993         26,000              74
                                                                                                         ---------            ----
                                                                                                           121,000              91

Oak Creek Factory Stores (5)--Sedona, Arizona ..........................    I           August 1990         82,000             100

San Marcos Factory Shops--San Marcos, Texas.............................    I           August 1990        177,000             100
                                                                           II           August 1991         70,000             100
                                                                          III           August 1993        117,000             100
                                                                         IIIB         November 1994         20,000              91
                                                                         IIIC         November 1995         35,000             100
                                                                                                         ---------            ----
                                                                                                           419,000             100

Shasta Factory Stores (2)--Anderson, California.........................    I           August 1990        165,000              94

Factory Outlets at Post Falls (5)--Post Falls, Idaho ...................    I             July 1991        111,000              94
                                                                           II             July 1992         68,000              81
                                                                                                         ---------            ----
                                                                                                           179,000              89

Gulf Coast Factory Shops--Ellenton, Florida.............................    I          October 1991        187,000              96
                                                                           II           August 1993        123,000             100
                                                                          III          October 1996         30,000             100
                                                                                                         ---------            ----
                                                                                                           340,000              98

Triangle Factory Shops--Raleigh-Durham, North Carolina..................    I          October 1991        181,000             100
                                                                           II             July 1996          6,000             100
                                                                                                         ---------            ----
                                                                                                           187,000             100

Coral Isle Factory Shops--Naples/Marco Island, Florida..................    I         December 1991         94,000             100
                                                                           II         December 1992         32,000             100
                                                                          III            March 1998         20,000              60
                                                                                                         ---------            ----
                                                                                                           146,000              95

Castle Rock Factory Shops--Castle Rock, Colorado........................    I         November 1992        181,000              97
                                                                           II           August 1993         94,000              98
                                                                          III         November 1993         95,000              93
                                                                           IV           August 1997        110,000             100
                                                                                                         ---------            ----
                                                                                                           480,000              97

Bend Factory Outlets (5)--Bend, Oregon..................................    I         December 1992         97,000              97

Ohio Factory Shops--Jeffersonville, Ohio................................    I             July 1993        186,000              93
                                                                           II         November 1993        100,000             100
                                                                          IIB         November 1994         13,000              75
                                                                         IIIA           August 1996         35,000             100
                                                                         IIIB            March 1997         73,000              72
                                                                                                         ---------            ----
                                                                                                           407,000              91

                       Portfolio of Properties (continued)

                                 March 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Factory Outlet Centers                                                  Phase          Opening Date      (Sq. Ft.)       Leased(1)
-----------------------------------------------------------------------------------------------------------------------------------
Gainesville Factory Shops--Gainesville, Texas...........................    I           August 1993        210,000              82%
                                                                           II         November 1994        106,000              81
                                                                                                         ---------            ----
                                                                                                           316,000              81

Nebraska Crossing Factory Stores (6)--Gretna, Nebraska..................    I          October 1993        192,000              83

Rocky Mountain Factory Stores--Loveland, Colorado.......................    I              May 1994        139,000             100
                                                                           II         November 1994         50,000             100
                                                                          III              May 1995        114,000             100
                                                                           IV              May 1996         25,000             100
                                                                                                         ---------            ----
                                                                                                           328,000             100

Oxnard Factory Outlet (7)--Oxnard, California...........................    I             June 1994        148,000              88

Grove City Factory Shops--Grove City, Pennsylvania......................    I           August 1994        235,000             100
                                                                           II         November 1994         95,000             100
                                                                          III         November 1995         85,000              97
                                                                           IV         November 1996        118,000              99
                                                                                                         ---------            ----
                                                                                                           533,000              99

Huntley Factory Shops--Huntley, Illinois................................    I           August 1994        192,000              97
                                                                           II         November 1995         90,000              83
                                                                                                         ---------            ----
                                                                                                           282,000              92

Florida Keys Factory Shops--Florida City, Florida.......................    I        September 1994        208,000              91

Indiana Factory Shops (6)--Daleville, Indiana...........................    I         November 1994        208,000              88
                                                                          IIA         November 1996         26,000              35
                                                                                                         ---------            ----
                                                                                                           234,000              82

Kansas City Factory Outlets--Odessa, Missouri...........................    I             July 1995        191,000              97
                                                                           II         November 1996        105,000              53
                                                                                                         ---------            ----
                                                                                                           296,000              81

Magnolia Bluff Factory Shops (8)--Darien, Georgia.......................    I             July 1995        238,000              88
                                                                          IIA         November 1995         49,000              99
                                                                          IIB             July 1996         20,000             100
                                                                                                         ---------            ----
                                                                                                           307,000              91

Arizona Factory Shops (9)--Phoenix, Arizona.............................    I        September 1995        217,000              97
                                                                           II        September 1996        109,000              92
                                                                                                         ---------            ----
                                                                                                           326,000              95

Gulfport Factory Shops (10)--Gulfport, Mississippi......................    I         November 1995        228,000              97
                                                                          IIA         November 1996         40,000             100
                                                                          IIB         November 1997         38,000              38
                                                                                                         ---------            ----
                                                                                                           306,000              90

Buckeye Factory Shops (11)--Burbank, Ohio...............................    I         November 1996        205,000              94

Carolina Factory Shops--Gaffney, South Carolina.........................    I         November 1996        235,000              96
                                                                                                         ---------            ----

Total Factory Outlet Centers (12)                                                                        7,237,000              93%
                                                                                                         =========            ====
===================================================================================================================================

Notes:
(1) Percentage reflects fully executed leases as of March 31, 1998 as a percent of square feet of GLA.
(2) The Company acquired this factory outlet center on December 2, 1997 from an unrelated third party.
(3) The Company acquired this factory outlet center on October 29, 1997 from an unrelated third party.

(4) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property. Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet is not included in this table and such space was 64% leased as of March 31, 1998.
(5) The Company acquired this factory outlet center on February 13, 1997 from an unrelated third party.
(6) Upon consummation of the Merger Agreement, the Company intends to sell this factory outlet center (see Note 3 - "Merger Agreement" of the Notes to Consolidated Financial Statements).
(7) On February 7, 1997, the Company purchased an additional 20% interest from a joint venture partner, increasing the Company's ownership interest in this property to 50%.
(8) The Company operates this property pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(9) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(10) The real property on which this outlet center is located is subject to a long-term ground lease. The Company receives the economic benefit of a 100% ownership interest.
(11) On September 2, 1997, the Company purchased its joint venture partner's 25% partnership interest in Buckeye Factory Shops Limited Partnership and now owns 100% of this factory outlet center.
(12) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 90% leased as of March 31, 1998.

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

Summary

The Company reported net income of $1,990 and $902 for the three months ended March 31, 1998 and 1997, respectively. For the three months ended March 31, 1998, the net loss applicable to common shareholders was $2,176, or $0.08 per common share on a basic and diluted basis. For the three months ended March 31, 1997, the net loss applicable to common shareholders was $2,191, or $0.15 per common share on a basic and diluted basis.

Revenues

Total revenues were $37,508 for the three months ended March 31, 1998 compared to $30,162 for the three months ended March 31, 1997, an increase of $7,346, or 24.4%. Base rents increased $5,017, or 27.8%, in 1998 compared to 1997. Straight-line rents (included in base rents) were $(26) and $125 for the three months ended March 31, 1998 and 1997, respectively. These increases are primarily due to the Portfolio Expansion.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $196, or 29.3%, during the three months ended March 31, 1998 compared to the same period in 1997. This increase was attributable to the Portfolio Expansion. For the three months ended March 31, 1998, same-space sales in centers owned by the Company were flat compared to the same period in 1997. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1997. The Company's same-space sales for the year ended December 31, 1997 were $231.89 per square foot. For the three months ended March 31, 1998, same-store sales decreased by 2.4% compared to the same period in 1997. The decrease in same-store sales is primarily due to the shift of the Easter shopping period from March in 1997 to April in 1998. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened since January 1, 1997. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $1,794, or 20.0%, during the three months ended March 31, 1998 over the same period in 1997. These increases were primarily due to the Portfolio Expansion.

Interest and other income increased by $339, or 13.7%, to $2,817 during the three months ended March 31, 1998 as compared to $2,478 for the three months ended March 31, 1997. The increase reflects higher temporary tenant income of $490, other ancillary income of $160 and lease termination income of $92 partially offset by a decrease in interest income of $403. The reduction in interest income was primarily the result of the use of a portion of the Company's expansion loan escrow account to fund certain of its development activities during 1997 and 1998. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

Expenses

Property operating expenses increased by $1,720, or 25.9%, to $8,353 for the three months ended March 31, 1998 compared to $6,633 for the same period in 1997. Real estate taxes increased by $466, or 19.5%, to $2,856 for the three months ended March 31, 1998, from $2,390 in the same period for 1997. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense increased by $1,495, or 23.6%, to $7,823 for the three months ended March 31, 1998, compared to $6,328 for 1997. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 2 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------

Three months ended March 31,                            1998             1997
--------------------------------------------------------------------------------

Building and improvements                             $4,324           $3,258
Land improvements                                        830              627
Tenant improvements                                    2,075            1,827
Furniture and fixtures                                   282              202
Leasing commissions(1)                                   312              414
                                                      ------           ------
Total                                                 $7,823           $6,328
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

TABLE 3 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------


Three months ended March 31,                            1998             1997
--------------------------------------------------------------------------------

Interest incurred                                     $9,276           $9,109
Interest capitalized                                  (1,388)            (845)
Interest earned on interest rate protection contracts    (23)             (39)
Amortization of deferred financing costs                 167              608
Amortization of interest rate protection contracts       342              336
                                                      ------           ------
Total                                                 $8,374           $9,169
                                                      ======           ======

================================================================================



As shown in TABLE 3, interest expense for the three months ended March 31, 1998 decreased by $795, or 8.7%, to $8,374 compared to $9,169 for the same period in 1997. This decrease reflects (i) an increase in the amount of interest capitalized in connection with development projects of $543 and, (ii) a decrease in amortization of deferred financing costs of $441. Partially offsetting these items were (i) higher interest incurred of $167, (ii) a reduction in interest earned on interest rate protection contracts of $16, and (iii) an increase in amortization of interest rate protection contracts of $6.

The increase in interest incurred is primarily attributable to an increase of approximately $3,342 in the Company's average debt outstanding during the three months ended March 31, 1998 compared to the same period in 1997 offset by a slight decrease in the weighted average interest rate for the three months ended March 31, 1998 compared to the same period in 1997. The weighted average interest rates were 7.10% and 7.12% for the 1998 and 1997 periods, respectively.

Other charges increased by $160, or 20.0%, to $959. This increase reflects higher ground lease expense of $121 and marketing costs of $85. Partially offsetting these increases was a reduction in other miscellaneous charges of $46.

In connection with re-leasing space to new merchants, the Company incurred $195 and $235 in capital expenditures during the three months ended March 31, 1998 and 1997, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

For the three months ended March 31, 1998, net cash provided by operating activities was $25,578, cash used in investing activities was $27,402, and net cash used in financing activities was $4,026.

The primary uses of cash for investing activities during the three months ended March 31, 1998 included: (i) costs associated with the development and construction of two new factory outlet centers and expansions to existing factory outlet centers aggregating 751,000 square feet of GLA which are expected to open during 1998 (20,000 square feet of GLA opened during the first quarter of 1998), (ii) costs associated with the completion of expansions to existing factory outlet centers aggregating 224,000 square feet of GLA which opened during 1997, and (iii) costs for pre-development activities associated with future developments.

The primary uses of cash for financing activities during the three months ended March 31, 1998 were (i) principal repayments on notes payable of $22,102, (ii) preferred and common stock distributions of $11,498, (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $2,952, and (iv) deferred financing costs of $85. Such uses were partially offset by proceeds from new borrowings of $32,611 during the period.

Shelf Registration

On January 10, 1997, the Company filed a Form S-3 Registration Statement (the "Shelf Registration") with the Securities and Exchange Commission to register $100,000 of the Company's equity securities. As a result of the 1997 Stock Offering, as of March 31, 1998, the Company had $66,122 of availability under the Shelf Registration. From time to time, the Company will consider issuing additional securities under such Shelf Registration for the development or acquisition of additional properties, the expansion and improvement of existing properties, and for general corporate purposes.

Property Acquisitions

During 1998, the Company will explore acquisitions of factory outlet centers in the United States and Europe as well as consider possible strategic acquisitions of other assets in the retail sector. The Company has evaluated and is evaluating such opportunities and prospects and will continue to do so throughout 1998. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

Merger Agreement

On November 12, 1997 and as amended on February 1, 1998, the Company entered into a definitive merger agreement (as amended, the "Merger Agreement") with Horizon Group, Inc. ("Horizon") for an aggregate consideration of approximately $945,200, including the assumption of $556,900 of Horizon debt and transaction costs. Upon completion of the transaction, the Company will own and operate 49 outlet centers totaling approximately 13,634,261 square feet of gross leasable area ("GLA").

Under the terms of the Merger Agreement, the Company will pay a fixed exchange ratio of 0.20 of a share of 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock") and 0.597 of a share of Common Stock for each share of common stock of Horizon. In addition, each common unit in Horizon Partnership will entitle the holder to receive 0.9193 of a Common Unit of the Operating Partnership that will be exchangeable for a like number of shares of Common Stock of the Company.

Immediately prior to the merger, Horizon's operating partnership, Horizon Glen Outlet Centers Limited Partnership ("Horizon Partnership"), will contribute 13 of its 35 centers to Horizon Group Properties, L.P. of which Horizon Group Properties, Inc. ("HGP"), a subsidiary of Horizon, is the sole general partner. Immediately after the merger, all of the common equity of HGP will be distributed to the convertible preferred and common shareholders and unitholders of the Company and the shareholders and limited partners of Horizon based on their ownership in the Company immediately following the merger. It is presently expected that following the merger one share of common stock of HGP will be distributed for every 20 shares of Common Stock or Common Units of the Company, and that approximately 1.196 shares of common stock of HGP will be distributed for every 20 shares of Series B Convertible Preferred Stock held in the Company.

Upon consummation of the merger, the closing of the merger, the Company will pay a special cash distribution of $0.60 per share of Series B Convertible Preferred Stock and $0.50 per share/unit of Common Stock, Series C Cumulative Participating Convertible Redeemable Preferred Stock/Unit ("Series C Preferred Security") and Common Unit, as applicable. Shareholders and limited partners in Horizon will not participate in this distribution. HGP will own and operate 15 outlet centers (including Indiana Factory Shops and Nebraska Crossing Factory Stores, collectively the "Prime Transferred Properties", which will be acquired from the Company as discussed below) totaling 3,084,823 square feet of GLA.

In connection with the closing of the merger, the Company intends to sell the Prime Transferred Properties to HGP for an aggregate consideration of approximately $26,000 resulting in a loss of approximately $15,000. The ultimate disposition of the Prime Transferred Properties is contingent upon the successful completion of the merger and, prior to the merger closing date, the Company can elect, at its sole discretion, not to effectuate the sale of the Prime Transferred Properties even if the merger is consummated. While the Company intends to sell the Prime Transferred Properties to HGP, it is not contractually committed to do so. No assurance can be made that the sale of the Prime Transferred Properties will be effectuated.

The merger will be accounted for as a purchase. The record date for determining the shareholders entitled to notice of, and vote at, the 1998 meeting of shareholders was April 24, 1999. The 1998 Annual Meeting of Shareholders will be held on June 12, 1998. Completion of the merger remains subject to the approval of each company's shareholders and limited partners and the satisfaction of other conditions. The closing of the merger is expected to occur on or about June 15, 1998. The exchange of shares of Horizon for shares of the Company will be made on a tax-free basis.

On December 10, 1997, a shareholder of Horizon filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan (the "Court") against Horizon, the Company, and certain directors and former directors of Horizon. The substantive allegations claim that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the Company and that the consideration to be paid to Horizon's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that such merger be enjoined or, in the event that the purported transaction is consummated, that it be rescinded or damages be awarded to the class members. On January 16, 1998, the defendants answered the complaint, denying that the Horizon board of directors breached their fiduciary duties and denying that such consideration is unfair or inadequate. On May 4, 1998, counsel for the parties appeared before the Court for the purpose of reporting that a settlement of the case had been reached subject to the satisfaction of several conditions including the completion of the merger. The general terms of the settlement are contained in a Memorandum of Understanding ("Memorandum") among counsel for the parties dated as of May 7, 1998. Under the Memorandum, subject to the terms of the Stipulation of Settlement, the defendants will pay to class counsel for their fees and expenses, subject to approval by the Court. The Company believes that the amount of the settlement will not have a material adverse effect on the consolidated financials statements of the Company.


In April 1998, the Company accepted loan commitments from Nomura Asset Capital Corporation ("Nomura") to provide (i) $305,000 of debt financing in connection with the merger and (ii) bridge loan financing to HGP.

The $305,000 loan commitment to the Company contemplates (i) a $180,000 nonrecourse permanent loan (the "Permanent Loan"), (ii) a $85,000 full recourse bridge loan (the "Bridge Loan"), and (iii) a $40,000 full recourse unsecured corporate line of credit (the "Unsecured Corporate Line"). The Permanent Loan will (i) be collateralized by first mortgages on four factory outlet centers,
(ii) bear a fixed rate of interest equal to the yield on the 10-year U.S. Treasury plus 1.50%, and (iii) require monthly principal and interest payments pursuant to a 27-year amortization schedule. The Bridge Loan will (i) be collateralized by first mortgages on six factory outlet centers, (ii) bear a variable rate of interest equal to 30-day LIBOR plus 1.25%, (iii) mature in three years, and (iv) require monthly interest-only payments. The Unsecured Corporate Line will (i) bear a variable rate of interest equal to 30-day LIBOR plus 1.75%, (ii) mature in three years, and (iii) require monthly interest-only payments.


The  proceeds  from the  Permanent  Loan,  the Bridge  Loan,  and the  Unsecured
Corporate Line will be used (i) to repay $190,800 of debt outstanding under various existing Horizon lines, (ii) to pay loan fees and closing costs of approximately $2,200, (iii) for development and acquisition activities, and (iv) for general corporate purposes.


In connection with a $120,000 loan commitment granted to HGP (the "HGP Mortgage Loan"), the proceeds of such will be used to repay certain debt outstanding under various existing Horizon loans, the Company has agreed to guarantee $10,000 of such obligations. The Company will be released from its guaranty if at any time during the term of the loan, HGP raises at least $50,000 of equity and not less than $50,000 of such equity is used to repay the HGP Mortgage Loan.


Each of the Nomura commitments is subject to customary conditions, including execution of definitive loan agreements as well as consummation of the proposed merger.

Planned Development

Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions of certain existing factory outlet centers. The Company expects to open approximately 751,000 square feet of GLA during 1998 including the Outlet Village of Lebanon which opened on April 17, 1998 and another new factory outlet center currently under construction (the Outlet Village of Hagerstown). The Outlet Village of Lebanon is located in Lebanon, Tennessee, approximately 25 miles east of Nashville, and contains 208,000 square feet of GLA and features approximately 50 designer and specialty outlet stores. The Outlet Village of Lebanon was approximately 86% occupied on its grand opening. At March 31, 1998, the remaining budgeted capital expenditures for 1998 planned developments aggregated approximately $59,637, while anticipated capital expenditures related to the completion of expansions of existing factory outlet centers opened during 1997 (aggregating 224,000 square feet of GLA) approximated $4,106.

Management believes that the Company has sufficient capital and capital commitments to fund the remaining capital expenditures associated with its 1997 and 1998 development activities. These funding requirements are expected to be met, in large part, with the proceeds from various loan facilities including the financing of certain unencumbered properties. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

The Company currently plans to open one new factory outlet center and several expansions in 1999 that are expected to contain approximately 400,000 square feet of GLA, in the aggregate, and have a total expected development cost of approximately $56,000. The Company expects to fund the development cost of these projects from (i) certain line of credit facilities, (ii) joint venture partners, (iii) retained cash flow from operations, (iv) construction loans, and
(v) the potential sale of common or preferred equity in the public or private capital markets. As of March 31, 1998, the Company had committed approximately $4,000 with regard to the construction of the new factory outlet center and expansions scheduled to open in 1999. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the 1999 planned openings or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods.

Debt Repayments and Preferred Stock Distributions and Dividends

The Company's aggregate indebtedness was $525,774 and $515,265 at March 31, 1998 and December 31, 1997, respectively. At March 31, 1998, such indebtedness had a weighted average maturity of 6.1 years and bore interest at a weighted average interest rate of 7.10% per annum. At March 31, 1998, $74,452, or 14.2%, of such indebtedness bore interest at fixed rates and $451,322, or 85.8%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates. Of the variable rate indebtedness outstanding at March 31, 1998, $355,178 is scheduled to convert to a fixed rate of 7.782% in November 1998 for the remaining five-year term of such indebtedness.

At March 31, 1998, the Company held interest rate protection contracts on all $28,250 of its floating rate tax-exempt indebtedness which expire in 1999 and approximately $355,178 of other floating rate indebtedness which expire in November 1998 (or approximately 85.0% of its total floating rate indebtedness). In addition, the Company held additional interest rate protection contracts on $43,900 (of which $22,000 expires in July 1998 and $21,900 expires in April
1999) of the $355,178 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates.

The Company's ratio of debt to total market capitalization at March 31, 1998 (defined as total debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Stock, assuming the full exchange of Common Units and Series C Preferred Securities into Common Stock; (b) the aggregate market value of the outstanding shares of Series B Convertible Preferred Stock;
(c) the aggregate liquidation preference of the 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") at $25.00 per share; and (d) the total debt of the Company) was 41.9%.

The Company is obligated to repay $10,851 of mortgage indebtedness during the remainder of 1998 and $63,790 in 1999. Annualized cumulative dividends on the Company's Senior Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Securities outstanding March 31, 1998 are $6,038, $6,336, and $5,149, respectively. These dividends are payable quarterly, in arrears.

The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources, will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year.

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

At March 31, 1998, the Company maintained interest rate protection contracts to protect against significant increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Distributions and Dividends").

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

Funds from Operations

Management believes that to facilitate a clear understanding of the Company's consolidated operating results, Funds from Operations ("FFO") should be considered in conjunction with net income (loss) presented in accordance with GAAP. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing the performance of the Company. FFO represents net income (loss)
(computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures.

The Company has adopted the National Association of Real Estate Investment Trusts' definition of FFO. However, the Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity or the ability to service debt or to pay dividends and distributions.

TABLE 4 provides a reconciliation of income before allocation to minority interests and preferred shareholders to FFO for the three months ended March 31, 1998 and 1997. FFO increased $5,203, or 50.8% to $15,455 for the three months ended March 31, 1998 from $10,252 for the three months ended March 31, 1997. This increase was primarily due to the Portfolio Expansion.

TABLE 4 -- Funds from Operations

--------------------------------------------------------------------------------


Three months ended March 31,                            1998             1997
--------------------------------------------------------------------------------

Income before allocations to minority interests and
  preferred shareholders                             $ 7,451          $ 3,493
FFO adjustments:
Real estate depreciation and amortization              7,702            6,274
Unconsolidated joint venture adjustments                 302              485
                                                     -------          -------
FFO before allocations to minority interests and
  preferred shareholders                             $15,455          $10,252
                                                     =======          =======


================================================================================

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings


On December 10, 1997, a shareholder of Horizon filed a purported class action lawsuit in the Circuit Court for Muskegon County, Michigan (the "Court") against Horizon, the Company, and certain directors and former directors of Horizon. The substantive allegations claim that Horizon's directors breached their fiduciary duties to Horizon's shareholders in approving the merger of Horizon and the Company and that the consideration to be paid to Horizon's shareholders in connection with the merger is unfair and inadequate. The lawsuit requests that such merger be enjoined or, in the event that the purported transaction is consummated, that it be rescinded or damages be awarded to the class members. On January 16, 1998, the defendants answered the complaint, denying that the Horizon board of directors breached their fiduciary duties and denying that such consideration is unfair or inadequate. On May 4, 1998, counsel for the parties appeared before the Court for the purpose of reporting that a settlement of the case had been reached subject to the satisfaction of several conditions including the completion of the merger. The general terms of the settlement are contained in a Memorandum of Understanding ("Memorandum") among counsel for the parties dated as of May 7, 1998. Under the Memorandum, subject to the terms of the Stipulation of Settlement, the defendants will pay to class counsel for their fees and expenses, subject to approval by the Court. The Company believes that the amount of the settlement will not have a material adverse effect on the consolidated financials statements of the Company.

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

                  (b)      Reports on Form 8-K:
                           On February 3, 1998, the Company filed a Current Report on Form 8-K, dated February 1, 1998, announcing that the Company's previously announced merger agreement with Horizon Group, Inc. dated November 12, 1997 was amended and restated on February 1, 1998. No financial statements were included.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PRIME RETAIL, INC.
                                   Registrant



Date: May 15, 1998                           /s/ Abraham Rosenthal
      ------------                           ----------------------
                                             Abraham Rosenthal
                                             Chief Executive Officer



Date: May 15, 1998                           /s/ Robert P. Mulreaney
      ------------                           ------------------------
                                             Robert P. Mulreaney
                                             Executive Vice President,
                                             Chief Financial Officer
                                             and Treasurer