Form 10-Q
period 1998-06-30
PRIME RETAIL INC
filed 1998-08-13
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From _______ to _______

                     Commission file number 0-23616
                                            -------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Maryland                        52-1836258
--------------------------------------------   ---------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)


               100 East Pratt Street
               Nineteenth Floor
               Baltimore, Maryland                            21202
     --------------------------------------         ----------------------------
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

Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes   X           No
     ----            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of August 12, 1998, the issuer had outstanding 42,142,880 shares of Common Stock, $.01 par value per share

                               Prime Retail, Inc.
                                    Form 10-Q

                                      INDEX

PART I:  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 1998 and
     December 31, 1997                                                         1

     Consolidated Statements of Operations for the three and
     six months ended June 30, 1998 and 1997                                   2

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 1998 and 1997                                       3

     Notes to the Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    25
Item 2.  Changes in Securities                                                25
Item 3.  Defaults Upon Senior Securities                                      25
Item 4.  Submission of Matters to a Vote of Security Holders                  25
Item 5.  Other Information                                                    26
Item 6.  Exhibits or Reports on Form 8-K                                      26

Signatures                                                                    27


PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

                               Prime Retail, Inc.
                           Consolidated Balance Sheets
                    (in thousands, except share information)
------------------------------------------------------------------------------------------------------------------------------------
                                                        June 30, 1998                    December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                               $    199,357                     $     66,277
     Buildings and improvements                            1,660,909                          779,191
     Property under development                               65,505                           53,139
     Furniture and equipment                                   7,318                            6,175
                                                       -------------                    -------------
                                                           1,933,089                          904,782
Accumulated depreciation                                     (93,797)                         (82,033)
                                                       -------------                    -------------
                                                           1,839,292                          822,749
Cash and cash equivalents                                     18,737                            6,373
Restricted cash                                               38,690                           41,736
Accounts receivable, net                                      14,480                            9,745
Deferred charges, net                                         13,991                           16,206
Due from affiliates, net                                         460                            1,052
Investment in partnerships                                     4,674                            3,278
Other assets                                                   3,538                            3,044
                                                        ------------                    -------------
     Total assets                                        $ 1,933,862                     $    904,183
                                                        ============                    =============
Liabilities and shareholders'equity
Bonds payable                                            $    32,900                    $      32,900
Notes payable                                              1,119,233                          482,365
Accrued interest                                               5,559                            3,767
Real estate taxes payable                                     11,304                            4,639
Construction costs payable                                     5,631                            5,849
Accounts payable and other liabilities                        67,910                           20,210
                                                         -----------                   --------------
     Total liabilities                                     1,242,537                          549,730

Minority interests
                                                              54,412                            9,925
Shareholders' equity:
Shares of preferred stock, 24,315,000
  shares authorized:
  10.5% Series A Senior Cumulative Preferred
    Stock, $0.01 par value (liquidation
    preference of $57,500), 2,300,000
    shares issued and outstanding                                 23                               23
  8.5% Series B Cumulative Participating
    Convertible Preferred Stock, $0.01 par
    value (liquidation preference of $195,703
    and $74,545, respectively), 7,828,125
    and 2,981,000 shares issued and
    outstanding, respectively                                     78                               30
  Series C Cumulative Participating
    Convertible redeemable Preferred
    Stock, $.01 par value (liquidation
    preference $50,000), 3,636,363
    shares issued and outstanding                                 36                               36
  Shares of common stock, 150,000,000
    shares authorized:
    Common stock, $0.01 par value,
     41,992,880 and 27,294,951 shares
     issued and outstanding, respectively                        420                              273
Additional paid-in capital                                   734,442                          398,188
Distributions in excess of net income                        (98,086)                         (54,022)
                                                        ------------                   --------------
     Total shareholders' equity                              636,913                          344,528
                                                        ------------                   --------------
     Total liabilities and shareholders' equity          $ 1,933,862                    $     904,183
                                                         ===========                   ==============
====================================================================================================================================
See accompanying notes to financial statements.


                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three months                           Six months
                                                                       ended June 30                         ended June 30
                                                                   -----------------------               ----------------------
                                                                      1998          1997                1998         1997
------------------------------------------------------------------------------------------------------------------------------------

Revenues
Base rents                                                        $ 28,047      $ 19,006                $ 51,130     $ 37,072
Percentage rents                                                     1,174           721                   2,039        1,390
Tenant reimbursements                                               13,234         8,969                  23,977       17,918
Interest and other                                                   2,309         2,517                   5,126        4,995
                                                                   -------       -------                 -------      -------
    Total revenues                                                  44,764        31,213                  82,272       61,375

Expenses
Property operating                                                  10,272         7,022                  18,625       13,655
Real estate taxes                                                    3,364         2,399                   6,220        4,789
Depreciation and amortization                                        9,935         6,543                  17,758       12,871
Corporate general and administrative                                 1,756         1,269                   3,448        2,619
Interest                                                            10,939         9,703                  19,313       18,872
Other charges                                                        1,339           694                   2,298        1,493
                                                                   -------       -------                 -------      -------
    Total expenses                                                  37,605        27,630                  67,662       54,299
                                                                   -------       -------                 -------      -------

Income before loss on sale of
  real estate and allocation to
  minority interest                                                  7,159         3,583                  14,610         7,076

Loss on sale of real estate                                        (15,461)            -                 (15,461)            -
                                                                   -------       -------                 -------       -------
Income (loss) before allocation to minority interest                (8,302)        3,583                    (851)        7,076
(Income) loss allocated to minority interests                        3,219        (2,672)                 (2,242)       (5,263)
                                                                   -------       -------                 -------       -------
Net income (loss)                                                   (5,083)          911                  (3,093)        1,813
Income allocated to preferred shareholders                           6,741         3,093                  10,907         6,186
                                                                   -------       -------                 -------       -------
Net loss applicable to common shares                             $ (11,824)      $(2,182)              $ (14,000)    $  (4,373)
                                                                   =======       =======                 =======       =======
Net loss per common shares - basic and diluted                   $   (0.40)      $ (0.14)              $   (0.49)    $   (0.29)
                                                                   =======       =======                 =======       =======
Weighted average common shares outstanding                          29,859        15,795                  28,584        15,073
                                                                   =======       =======                 =======       =======
Distributions declared per common share                          $   0.795       $ 0.295               $   1.090     $   0.590
                                                                   =======       =======                 =======       =======
====================================================================================================================================
See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

-------------------------------------------------------------------------------------------------------
                                                                          Six months ended
                                                                              June 30
                                                                          ----------------
                                                                       1998                      1997
-------------------------------------------------------------------------------------------------------

Operating Activities
Net income (loss)                                                  $  (3,093)              $     1,813
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Income allocated to minority interests                              2,242                     5,263
   Loss on sale of real estate                                        15,461                         -
   Depreciation                                                       17,120                    11,940
   Amortization of deferred financing costs and
    interest rate protection contracts                                 1,329                     1,925
   Amortization of leasing commissions                                   638                       931
   Provision for uncollectible accounts receivable                       530                       475
Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (6,032)                   (1,803)
    Decrease in due from affiliates, net                                 698                       236
    (Increase) decrease in other assets                                3,090                    (3,537)
    Decrease in accrued interest                                         570                       (56)
    Decrease in accounts payable and other liabilities               (14,382)                   (1,410)
                                                                   ---------                  --------
      Net cash provided by operating activities                       18,171                    15,777

Investing Activities
Proceeds from sale of Prime Transferred Properties                    26,015                         -
Acquisition of Horizon, net of cash acquired
  and spin-off of HGP                                                (35,124)                        -
Purchase of buildings and improvements                               (23,820)                   (7,744)
Increase in property under development                               (45,448)                  (19,157)
Acquisition of outlet centers                                              -                   (37,658)
                                                                   ---------                  --------
  Net cash used in investing activities                              (78,377)                  (64,559)

Financing Activities
Net proceeds from issuance of common and preferred stock                   -                    31,754
Proceeds from notes payable                                          368,128                    66,633
Principal repayments on notes payable                               (241,512)                  (31,717)
Deferred financing fees                                               (2,730)                     (857)
Distributions and dividends paid                                     (40,970)                  (14,707)
Distributions to minority interests                                  (10,346)                   (5,263)
                                                                   ---------                  --------
  Net cash provided by financing activities                           72,570                    45,843
                                                                   ---------                  --------
Increase (decrease) in cash and cash equivalents                      12,364                    (2,939)
Cash and cash equivalents at beginning of period                       6,373                     3,924
                                                                   ---------                  --------
Cash and cash equivalents at end of period                         $  18,737                  $    985
                                                                   =========                  ========
====================================================================================================================================
See accompanying notes to financial statements.

                               Prime Retail, Inc.
               Consolidated Statements of Cash Flows (continued)
                                 (in thousands)
--------------------------------------------------------------------------------
                                                                      Six months
                                                                   ended June 30
                                                                        1998
                                                                   -------------

Supplemental Disclosure of Noncash Investing and Financing Activities:

Conversion of Common units to common stock                           $    3,431
                                                                    ===========

The following assets and liabilities were acquired and sold in connection with the consummation of the Merger Transactions on June 15, 1998:

Acquisition of Horizon, net of spin-off of HGP:
   Fair value of assets acquired                                     $1,007,329
   Cash paid, net of cash and cash equivalents acquired                 (35,124)
   Common stock issued                                                 (214,282
   Series B convertible preferred stock issued                         (118,735)
   Common units issued                                                  (56,023)
                                                                    -----------
   Fair value of liabilities assumed                                 $  583,165
                                                                    ===========

Disposition of Prime Transferred Properties:
   Book value of assets disposed                                     $   42,201
   Cash received                                                        (26,015)
   Loss on sale                                                         (15,461)
                                                                    -----------
   Liabilities disposed                                              $      725
                                                                    ===========
================================================================================
See accompanying notes to financial statements.

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

Note 2 - Earnings Per Share

 On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the method of computation, presentation, and disclosure for earnings per share ("EPS"). SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock and Units were converted into shares of Common Stock, and (iv) Series B Convertible Preferred Stock were converted into shares of Common Stock. For all periods presented, the effect of these exercises and conversions was anti-dilutive and, therefore, diluted EPS is equivalent to basic EPS.

Note 3 - Minority Interests

In prior periods, cash distributions and losses allocated to minority interests reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $4,342 and $4,674 incurred during the six months ended June 30, 1998 and 1997, respectively, that were allocable to minority interests were allocated to common shareholders. The cumulative amount of distributions and losses that were allocable to minority interests that were allocated to common shareholders at June 30, 1998 was $16,538.

 As of June 30, 1998 and 1997, loans to certain limited partners, who also are executive officers of the Company, aggregating $2,375 and $4,750, respectively, were reported as a reduction in minority interests in the Consolidated Balance Sheets.

Note 4 - Business Combination

 On June 15, 1998, the merger and other transactions (collectively, the "Merger Transactions") as set forth in the agreement and plan of merger (the "Merger Agreement") between the Company and Horizon Group, Inc. ("Horizon") were consummated for an aggregate consideration of approximately $1,083,100, including liabilities assumed and related transaction costs.

 Pursuant to the terms of the Merger Agreement, the Company acquired (i) all of the outstanding shares of common stock of Horizon at an exchange ratio of 0.20 of a share of the Company's Series B Convertible Preferred Stock and 0.597 of a share of the Company's Common Stock for each share of common stock of Horizon, and (ii) all of the outstanding limited partnership units of Horizon/Glen Outlet Centers Limited Partnership ("Horizon Partnership") at an exchange ratio of 0.9193 of a unit of the Operating Partnership's Common Units. A total of 4,846,325 shares of Series B Convertible Preferred Stock and 14,466,329 shares of Common Stock were issued by the Company to the shareholders of Horizon and 3,782,121 Common Units were issued by the Operating Partnership to the limited partners of Horizon Partnership.

Immediately prior to the merger, Horizon Partnership contributed 13 of its 35 centers to Horizon Group Properties, L.P., of which Horizon Group Properties, Inc. ("HGP"), a subsidiary of Horizon, is the sole general partner. HGP was spun-off from the Company on June 15, 1998. The remaining 22 outlet centers of Horizon were integrated into the Company's existing portfolio. On June 19, 1998, all of the common equity of HGP was distributed to the convertible preferred and common shareholders and unitholders of the Company and its Operating Partnership and the shareholders and limited partners of Horizon and Horizon Partnership based on their ownership in the Company immediately following consummation of the merger. One share of common stock of HGP was distributed for every 20 shares of Common Stock and Series C Convertible Preferred Stock of the Company and for every 20 Common Units of the Operating Partnership. Additionally, approximately
1.196 shares of the common stock of HGP were distributed for every 20 shares of Series B Convertible Preferred Stock of the Company.

 In connection with the Merger Transactions, the Company sold Indiana Factory Shops and Nebraska Crossing Factory Shops (collectively, the "Prime Transferred Properties") to HGP for an aggregate consideration of $26,015, resulting in a loss of $15,461. Proceeds from the sale of the Prime Transferred Properties were used to repay indebtedness associated with the Horizon properties.

 Concurrent with the closing of the merger, a special cash distribution was made aggregating $21,871 consisting of $0.50 per share/unit to holders of Common Stock, Series C Preferred Securities and Common Units and $0.60 per share to holders of Series B Convertible Preferred Stock. Shareholders of Horizon and limited partners of Horizon Partnership did not participate in these distributions.

 The merger has been accounted for using the purchase method of accounting and the purchase price of $1,083,100 was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Certain assumptions were made which management of the Company believes are reasonable. The Company expects to finalize the purchase price allocation before the end of 1998. The final allocation is not expected to differ materially from the allocation made at June 30, 1998.

 The operating results of those properties acquired have been included in the Company's consolidated results of operations commencing on the date of acquisition. The operating results of the Prime Transferred Properties have been included in the Company's consolidated results of operations through the date of disposition.

 The following unaudited pro forma summary financial information gives effect to the Merger Transactions as if they had occurred on January 1, 1997.

--------------------------------------------------------------- ----------------
                                                       Six months ended June 30
                                                         1998              1997
--------------------------------------------------------------------------------

Total revenues                                       $ 135,620        $  129,657
                                                     =========        ==========
Net income from continuing operations                $  17,182        $   15,287
                                                     =========        ==========
Net income applicable to common shares               $   3,701        $    3,951
                                                     =========        ==========
Earnings per common share:
  Basic                                              $    0.09        $     0.13
                                                     =========        ==========
  Diluted                                            $    0.09        $     0.13
                                                     =========        ==========

Weighted average shares outstanding:
  Basic                                                 41,772            29,551
                                                     =========        ==========
  Diluted                                               41,943            29,623
                                                     =========        ==========
================================================================================

 These unaudited pro forma results are presented for comparative purposes only and are not necessarily indicative of what the Company's actual consolidated results of operations would have been for the periods presented if the Transactions had been completed at January 1, 1997, nor do they purport to represent the Company's future consolidated results of operations.


Note 5 - Notes Payable

On June 15, 1998, the Company closed on $292,000 of loan facilities with Nomura Asset Capital Corporation. The transaction provided (i) a $180,000 nonrecourse permanent loan (the "Permanent Loan") and (ii) a $112,000 full recourse bridge loan of which $95,000 was funded (the "Bridge Loan"). The Permanent Loan is (i) collateralized by first mortgages on four factory outlet centers, (ii) bears a fixed rate of interest of 6.99%, (iii) requires monthly principal and interest payments pursuant to an approximate 26-year amortization schedule, and (iv) matures on June 15, 2008. The Bridge Loan is (i) collateralized by first mortgages on six factory outlet centers, (ii) bears a variable rate of interest equal to 30-day LIBOR plus 1.35%, (iii) requires monthly interest-only payments, and (iv) matures on June 15, 2001.

As of June 30, 1998, the Company is a guarantor or otherwise obligated with respect to $41,857 of HGP's indebtedness, including $12,200 of obligations under HGP's $108,205 three-year secured credit facility. The Company and HGP are continuing to seek the consent of certain parties to the assumption by HGP or its affiliates of $13,864 of indebtedness in connection with the spin-off.

On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its forward obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from all forward obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of June 30, 1998, the Partnership holds a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. However, the Partnership is legally obligated for $30,906 of mortgage indebtedness outstanding at June 30, 1998 which is secured by a first mortgage on the Lake Elsinore outlet center. In addition, Castle & Cooke has provided the Partnership a guaranty, without limitation, of the obligations under the $30,906 mortgage note.

Note 6 - Legal Proceedings

In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters, including the matter described below, will not have a material adverse effect on the consolidated financial statements of the Company.

The Company is defendant in a lawsuit filed on July 27, 1998 in the U.S. District Court for the Central District of California whereby the plaintiff alleges that the Company and its related entities overcharged tenants for common area maintenance expenditures. The outcome of, and the ultimate liability of the Company, if any, from, this lawsuit cannot currently be predicted. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously.

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

Merger with Horizon Group, Inc.

On June 15, 1998, the merger and other transactions (collectively, the "Merger Transactions") between the Company and Horizon Group, Inc. ("Horizon") were consummated for an aggregate consideration of approximately $1,083,100, including liabilities assumed and related transaction costs. The merger has been accounted for using the purchase method of accounting and the purchase price of $1,083,100 was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Accordingly, the operating results of the 22 properties acquired from Horizon have been included in the Company's consolidated results of operations commencing on June 15, 1998. See "Liquidity and Capital Resources - Business Combination" for further information.

Portfolio Growth

 The Company has grown by developing and acquiring factory outlet centers and expanding certain of its existing factory outlet centers. As summarized in TABLE 1, the Company's factory outlet portfolio consisted of 49 operating factory outlet centers totaling 13,706,000 square feet of gross leasable area ("GLA") at June 30, 1998, compared to 24 operating factory outlet centers totaling 6,138,000 square feet of GLA at June 30, 1997.

 During the six months ended June 30, 1998, the Company opened one new factory outlet center and four expansions to existing factory outlet centers totaling 289,000 square feet of GLA in the aggregate. In connection with the Merger Transactions, the Company acquired and integrated 22 of Horizon's factory outlet centers into its existing portfolio adding 6,626,000 square feet of GLA in the aggregate. Additionally, in connection with the Merger Transactions, the Company sold two factory outlet centers to Horizon Group Properties, Inc. ("HGP") totaling 426,000 square feet of GLA. During the period July 1, 1997 through December 31, 1997, the Company purchased four factory outlet centers totaling 863,000 square feet of GLA and opened expansions to existing factory outlet centers totaling 224,000 square feet of GLA. Additionally, the Company acquired its joint venture partner's 25% ownership interest in Buckeye Factory Shops Limited Partnership ("Buckeye") on September 2, 1997, and now owns 100% of this factory outlet center with 205,000 square feet of GLA.

 The significant increase in the number of the Company's operating properties and total GLA since June 30, 1997 are collectively referred to as the "Portfolio Expansion and the Horizon Merger".


TABLE 1 - Portfolio of Properties as of June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Grand           GLA      Percentage
Factory Outlet Centers                                                     Phase          Opening Date      (Sq. Ft.)      Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Niagara Falls USA (2) - Niagara Falls, New York.......        I             July 1992        300,000            98%
                                                                              II           August 1995        234,000            87
                                                                                                              -------           ---
                                                                                                              534,000            93

Prime Outlets at Kittery (3) - Kittery Maine...........................        I            April 1984         25,000           100
                                                                              II              May 1984         78,000            99
                                                                             III           August 1989         18,000            99
                                                                              IV              May 1998         10,000           100
                                                                                                              -------           ---
                                                                                                              131,000            99

Prime Outlets at Fremont (4) - Fremont, Indiana........................        I          October 1985        118,000           100
                                                                              II         November 1993         51,000           100
                                                                             III          October 1994         60,000            96
                                                                                                              -------           ---
                                                                                                              229,000            99

Prime Outlets at Birch Run (4) - Birch Run, Michigan...................    I-XIV               Various        583,000            99
                                                                              XV             June 1996          6,000           100
                                                                            XVII             June 1996          2,000           100
                                                                            XVII                  1997         15,000            99
                                                                           XVIII                  1997        118,000           100
                                                                                                              -------           ---
                                                                                                              724,000            99

Prime Outlets at Latham (3) - Latham, New York.........................        I           August 1987         43,000           100

Prime Outlets at Michigan City (4) - Michigan City, Michigan...........        I         November 1987        199,000            98
                                                                              II              May 1988        130,000           100
                                                                             III             July 1991         36,000            85
                                                                              IV             July 1994         42,000           100
                                                                               V         December 1994         26,000            98
                                                                              VI              May 1995         58,000            99
                                                                                                              -------           ---
                                                                                                              491,000            98

Prime Outlets at Williamsburg (4) - Williamsburg, Virginia.............        I            April 1988         67,000            99
                                                                              II         November 1988         60,000           100
                                                                             III          October 1990         49,000           100
                                                                              IV                  1995         98,000           100
                                                                                                              -------           ---
                                                                                                              274,000           100

Prime Outlets at Kenosha (4) - Kenosha, Wisconsin......................        I        September 1988         89,000           100
                                                                              II             July 1989         65,000            97
                                                                             III              May 1990        115,000            99
                                                                                                              -------           ---
                                                                                                              269,000            99


Prime Outlets at Silverthorne (4) - Silverthorne, Colorado.............        I         November 1988         95,000            96
                                                                              II         November 1990         75,000            98
                                                                             III         November 1993         88,000            91
                                                                                                              -------           ---
                                                                                                              258,000            95

Prime Outlets at Edinburgh (4) - Edinburgh, Indiana....................        I                  1988        156,000            99
                                                                              II         November 1994        142,000           100
                                                                                                              -------           ---
                                                                                                              298,000            99

Prime Outlets at Burlington (4) - Burlington, Washington ..............        I              May 1989         89,000            96
                                                                              II          October 1989         36,000            94
                                                                             III            April 1993         49,000           100
                                                                                                              -------           ---
                                                                                                              174,000            97


TABLE 1 - Portfolio of Properties as of June 30, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Grand               GLA  Percentage
Factory Outlet Centers                                                     Phase          Opening Date          (Sq. Ft.)  Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Queenstown (4) - Queenstown, Maryland.................        I             June 1989         67,000           100%
                                                                              II             June 1990         55,000            99
                                                                             III          January 1991         16,000            97
                                                                              IV             June 1992         14,000            97
                                                                               V           August 1993         69,000           100
                                                                                                              -------           ---
                                                                                                              221,000            99

Prime Outlets at Hillsboro (4) - Hillsboro, Texas......................        I          October 1989         95,000            92
                                                                              II          January 1992        101,000           100
                                                                             III              May 1995        163,000            98
                                                                                                              -------           ---
                                                                                                              359,000            97

Prime Outlets at Oshkosh (4) - Oshkosh, Wisconsin......................        I         November 1989        215,000            95
                                                                              II             July 1991         45,000            99
                                                                                                              -------           ---
                                                                                                              260,000            95

Prime Outlets at Warehouse Row - Chattanooga, Tennessee.............           I         November 1989         95,000            95
                                                                              II           August 1993         26,000            94
                                                                                                              -------           ---
                                                                                                              121,000            95

Prime Outlets at Gilroy (4) - Gilroy, California.......................        I          January 1990         94,000            95
                                                                              II           August 1991        109,000           100
                                                                             III          October 1992        137,000            97
                                                                              IV             July 1994        170,000            97
                                                                               V         November 1995         69,000           100
                                                                                                              -------           ---
                                                                                                              579,000            97

Prime Outlets at Perryville (4) - Perryville, Maryland.................        I             June 1990        148,000            95

Prime Outlets at Sedona (6) - Sedona, Arizona .........................        I           August 1990         82,000           100

Prime Outlets at San Marcos - San Marcos, Texas........................        I           August 1990        177,000            98
                                                                              II           August 1991         70,000           100
                                                                             III           August 1993        117,000           100
                                                                            IIIB         November 1994         20,000            91
                                                                            IIIC         November 1995         35,000           100
                                                                            IIID              May 1998         18,000           100
                                                                                                              -------           ---
                                                                                                              437,000            99

Prime Outlets at Anderson (2) - Anderson, California...................        I           August 1990        165,000            97

Prime Outlets at Post Falls (6) - Post Falls, Idaho ...................        I             July 1991        111,000            93
                                                                              II             July 1992         68,000            84
                                                                                                              -------           ---
                                                                                                              179,000            89

Prime Outlets at Ellenton - Ellenton, Florida..........................        I         October 1991         187,000            99
                                                                              II          August 1993         123,000            99
                                                                             III         October 1996          30,000           100
                                                                                                              -------           ---
                                                                                                              340,000            99

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........        I         October 1991         181,000           100
                                                                              II            July 1996           6,000           100
                                                                                                              -------           ---
                                                                                                              187,000           100

Prime Outlets at Naples - Naples/Marco Island, Florida.................        I        December 1991          94,000            91
                                                                              II        December 1992          32,000           100
                                                                             III           March 1998          20,000            98
                                                                                                              -------           ---
                                                                                                              146,000            94


TABLE 1 - Portfolio of Properties as of June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand         GLA           Percentage
Factory Outlet Centers                                                     Phase          Opening Date      (Sq. Ft.)      Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Conroe (4) - Conroe, Texas............................        I         January 1992          93,000            88%
                                                                              II            June 1994         163,000            96
                                                                             III         October 1994          26,000            99
                                                                                                              -------           ---
                                                                                                              282,000            93

Prime Outlets at Woodbury (4) - Woodbury, Minnesota....................        I            July 1992         129,000            87
                                                                              II        November 1993         100,000            93
                                                                             III          August 1994          21,000           100
                                                                                                              -------           ---
                                                                                                              250,000            90

Prime Outlets at Calhoun (4) - Calhoun, Tennessee......................        I         October 1992         123,000           100
                                                                              II         October 1995         131,000            98
                                                                                                              -------           ---
                                                                                                              254,000            99

Prime Outlets at Castle Rock - Castle Rock, Colorado...................        I        November 1992         181,000           100
                                                                              II          August 1993          94,000            98
                                                                             III        November 1993          95,000            94
                                                                              IV          August 1997         110,000           100
                                                                                                              -------           ---
                                                                                                              480,000            98

Prime Outlets at Bend (6) - Bend, Oregon...............................        I        December 1992          97,000            94

Prime Outlets at Jeffersonville II (4) - Jeffersonville, Ohio..........        I           March 1993         126,000            84
                                                                              II          August 1993         123,000            70
                                                                             III         October 1994          65,000            77
                                                                                                              -------           ---
                                                                                                              314,000            77

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio................       I            July 1993         186,000            97
                                                                              II        November 1993         100,000           100
                                                                             IIB        November 1994          13,000            75
                                                                            IIIA          August 1996          35,000           100
                                                                            IIIB           March 1997          73,000            88
                                                                                                              -------           ---
                                                                                                              407,000            96

Prime Outlets at Gainesville - Gainesville, Texas......................        I           August 1993        210,000            85
                                                                              II         November 1994        106,000            95
                                                                                                              -------           ---
                                                                                                              316,000            88

Prime Outlets at Loveland - Loveland, Colorado.........................        I              May 1994        139,000           100
                                                                              II         November 1994         50,000           100
                                                                             III              May 1995        114,000           100
                                                                              IV              May 1996         25,000           100
                                                                                                              -------           ---
                                                                                                              328,000           100

Prime Outlets at Oxnard (7) - Oxnard, California.......................        I             June 1994        148,000            91

Prime Outlets at Grove City - Grove City, Pennsylvania.................        I           August 1994        235,000           100
                                                                              II         November 1994         95,000           100
                                                                             III         November 1995         85,000            99
                                                                              IV         November 1996        118,000            99
                                                                                                              -------           ---
                                                                                                              533,000           100

Prime Outlets at Huntley - Huntley, Illinois...........................        I           August 1994        192,000            96
                                                                              II         November 1995         90,000            88
                                                                                                              -------           ---
                                                                                                              282,000            94


Prime Outlets at Florida City - Florida City, Florida..................        I        September 1994        208,000            93

Prime Outlets at Pismo Beach (4) - Pismo Beach, California..............       I         November 1994        148,000            98


TABLE 1 - Portfolio of Properties as of June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA        Percentage
Factory Outlet Centers                                                     Phase          Opening Date      (Sq. Ft.)      Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Tracy  (4) - Tracy, California........................        I         November 1994        153,000            97%

Prime Outlets at Vero Beach (4) - Vero Beach, Florida..................        I         November 1994        210,000            93
                                                                              II           August 1995        116,000            96
                                                                                                              -------           ---
                                                                                                              326,000            94

Prime Outlets at Waterloo (4) - Waterloo, New York.....................        I            March 1995        208,000            99
                                                                              II        September 1996        115,000           100
                                                                             III            April 1997         68,000            90
                                                                                                              -------           ---
                                                                                                              391,000            98

Prime Outlets at Odessa - Odessa, Missouri.............................        I             July 1995        191,000           100
                                                                              II         November 1996        105,000            56
                                                                                                              -------           ---
                                                                                                              296,000            84

Prime Outlets at Darien (8) - Darien, Georgia..........................        I             July 1995        238,000            88
                                                                             IIA         November 1995         49,000            99
                                                                             IIB             July 1996         20,000           100
                                                                                                              -------           ---
                                                                                                              307,000            91

Prime Outlets at New River (9) - Phoenix, Arizona......................        I        September 1995        217,000            95
                                                                              II        September 1996        109,000            93
                                                                                                              -------           ---
                                                                                                              326,000            95

Prime Outlets at Gulfport (10) - Gulfport, Mississippi.................        I         November 1995        228,000           100
                                                                             IIA         November 1996         40,000            91
                                                                             IIB         November 1997         38,000            83
                                                                                                              -------           ---
                                                                                                              306,000            97

Prime Outlets at Lodi (11) - Burbank, Ohio.............................        I         November 1996        205,000            95
                                                                             IIA              May 1998         33,000            93
                                                                                                              -------           ---
                                                                                                              238,000            95

Prime Outlets at Gaffney - Gaffney, South Carolina.....................        I         November 1996        235,000            95

Prime Outlets at Lee (4) - Lee, Massachusetts..........................        I             June 1997        224,000            99

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................        I            April 1998        208,000            89
                                                                                                              -------           ---
Total Factory Outlet Centers (12)                                                                          13,706,000            95%
                                                                                                           ==========           ====
====================================================================================================================================

Notes:
 (1) Percentage reflects fully executed leases as of June 30, 1998 as a percent of square feet of GLA.
(2) The Company acquired this factory outlet center on December 2, 1997 from an unrelated third party.
(3) The Company acquired this factory outlet center on October 29, 1997 from an unrelated third party.
(4) The Company acquired this factory outlet center on June 15, 1998 as a result of its merger with Horizon.
(5) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property. Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet is not included in this table and such space was 69% leased as of June 30, 1998.
(6) The Company acquired this factory outlet center on February 13, 1997 from an unrelated third party.
(7) On February 7, 1997, the Company purchased an additional 20% interest from a joint venture partner, increasing the Company's ownership interest in this property to 50%.
(8) The Company operates this property pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(9) The Company owns 50% of this factory outlet center in a joint venture partnership with an unrelated third party.
(10) The real property on which this outlet center is located is subject to a long-term ground lease. The Company receives the economic benefit of a 100% ownership interest.
(11) On September 2, 1997, the Company purchased its joint venture partner's 25% partnership interest in Buckeye Factory Shops Limited Partnership and now owns 100% of this factory outlet center.
(12) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 88% leased as of June 30, 1998.

Results of Operations

 Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997

Summary

 The Company reported net income (loss) of $(5,083) and $911 for the three months ended June 30, 1998 and 1997, respectively. The 1998 results include a second quarter loss on the sale of real estate of $15,461 in connection with the Merger Transactions. For the three months ended June 30, 1998, the net loss applicable to common shareholders was $11,824, or $0.40 per common share on a basic and diluted basis. For the three months ended June 30, 1997, the net loss applicable to common shareholders was $2,182, or $0.14 per common share on a basic and diluted basis.

Revenues

 Total revenues were $44,764 for the three months ended June 30, 1998 compared to $31,213 for the three months ended June 30, 1997, an increase of $13,551, or 43.4%. Base rents increased $9,041, or 47.6%, in 1998 compared to 1997. Straight-line rents (included in base rents) were $286 and $127 for the three months ended June 30, 1998 and 1997, respectively. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $453, or 62.8%, during the three months ended June 30, 1998 compared to the same period in 1997. This increase was attributable to the Portfolio Expansion and the Horizon Merger. For the three months ended June 30, 1998, same-space sales in centers owned by the Company increased 1.0% compared to the same period in 1997. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1997. The Company's pro forma same-space sales for the year ended December 31, 1997 were $255.00 per square foot. For the three months ended June 30, 1998, same-store sales increased 2.0% compared to the same period in 1997. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened since January 1, 1997. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $4,265, or 47.6%, during the three months ended June 30, 1998 over the same period in 1997. These increases were primarily due to the Portfolio Expansion and the Horizon Merger.

 Interest and other income decreased by $208, or 8.3%, to $2,309 during the three months ended June 30, 1998 as compared to $2,517 for the three months ended June 30, 1997. The decrease reflects reductions in (i) interest income of $474 and (ii) gains on outlot sales of $456. Partially offsetting these reductions were higher (i) lease termination income of $315, (ii) income from unconsolidated investment partnerships of $175, (iii) push cart, temporary tenant and late fee income of $158, and (iv) other ancillary income of $74. The reduction in interest income was primarily the result of the use of a portion of the Company's expansion loan escrow account to fund certain of its development activities during 1997 and 1998. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

Expenses

Property operating expenses increased by $3,250, or 46.3%, to $10,272 for the three months ended June 30, 1998 compared to $7,022 for the same period in 1997. Real estate taxes increased by $965, or 40.2%, to $3,364 for the three months ended June 30, 1998, from $2,399 in the same period for 1997. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion and the Horizon Merger. As shown in TABLE 2, depreciation and amortization expense increased by $3,392, or

51.8%, to $9,935 for the three months ended June 30, 1998, compared to $6,543 for 1997. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

TABLE 2 - Components of Depreciation and Amortization Expense

 The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
                                                              Three months ended
                                                                    June 30
                                                     ---------------------------

                                                             1998           1997
--------------------------------------------------------------------------------

Building and improvements                                  $5,669         $3,450
Land improvements                                             889            727
Tenant improvements                                         2,743          1,649
Furniture and fixtures                                        308            200
Leasing commissions(1)                                        326            517
                                                           ------         ------
Total                                                      $9,935         $6,543
                                                          ========        ======
================================================================================

Note:
 (1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

TABLE 3 - Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                              Three months ended
                                                                   June 30
                                                     ---------------------------

                                                             1998           1997
--------------------------------------------------------------------------------

Interest incurred                                         $11,508        $9,721
Interest capitalized                                       (1,389)         (975)
Interest earned on interest rate protection contracts           -           (24)
Amortization of deferred financing costs                      481           622
Amortization of interest rate protection contracts            339           359
                                                            ------       ------
Total                                                     $10,939        $9,703
                                                         ========        ======
================================================================================


 As shown in TABLE 3, interest expense for the three months ended June 30, 1998 increased by $1,236, or 12.7%, to $10,939 compared to $9,703 for the same period in 1997. This increase reflects (i) higher interest incurred of $1,787 and (ii) a reduction in interest earned on interest rate protection contracts of $24. Partially offsetting these items were (i) an increase in the amount of interest capitalized in connection with development projects of $414 and (ii) a decrease in amortization of deferred financing costs and interest rate protection contracts of $161.

 The increase in interest incurred is primarily attributable to an increase of approximately $104,463 in the Company's average debt outstanding during the three months ended June 30, 1998 compared to the same period in 1997 partially offset by a slight decrease in the weighted average interest rate for the three months ended June 30, 1998 compared to the same period in 1997. The weighted average interest rates were 7.25% and 7.32% for the 1998 and 1997 periods, respectively.

 Other charges increased by $645, or 92.9%, to $1,339. This increase reflects selling and marketing expenses of $448 associated with the Company's operation of an outlet store known as the Designer Connection, ground lease expense of $29, marketing costs of $69 and other ancillary charges of $99.

 In connection with re-leasing space to new merchants, the Company incurred $245 and $89 in capital expenditures during the three months ended June 30, 1998 and 1997, respectively.

Loss on Sale of Real Estate

 In connection with the closing of its merger with Horizon, the Company sold Indiana Factory Shops and Nebraska Crossing Factory Shops (collectively, the "Prime Transferred Properties") to Horizon Group Properties, Inc. ("HGP") on June 15, 1998 for an aggregate consideration of $26,015 resulting in a loss of $15,461.

Comparison of six months ended June 30, 1998 to six months ended June 30, 1997

Summary

 The Company reported net income (loss) of $(3,093) and $1,813 for the six months ended June 30, 1998 and 1997, respectively. The 1998 results include a second quarter loss on the sale of real estate of $15,461 in connection with the Company's sale of the Prime Transferred Properties to HGP. For the six months ended June 30, 1998, the net loss applicable to common shareholders was $14,000, or $0.49 per common share on a basic and diluted basis. For the six months ended June 30, 1997, the net loss applicable to common shareholders was $4,373, or $0.29 per common share on a basic and diluted basis.

Revenues

 Total revenues were $82,272 for the six months ended June 30, 1998 compared to $61,375 for the six months ended June 30, 1997, an increase of $20,897, or 34.0%. Base rents increased $14,058, or 37.9%, in 1998 compared to 1997. Straight-line rents (included in base rents) were $261 and $252 for the six months ended June 30, 1998 and 1997, respectively. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

 Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $649, or 46.7%, during the six months ended June 30, 1998 compared to the same period in 1997. This increase was attributable to the Portfolio Expansion and the Horizon Merger. For the six months ended June 30, 1998, same-space sales in centers owned by the Company increased by 0.5% compared to the same period in 1997. For the six months ended June 30, 1998, same-store sales were flat compared to the same period in 1997. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $6,059, or 33.8%, during the six months ended June 30, 1998 over the same period in 1997. These increases were primarily due to the Portfolio Expansion and the Horizon Merger.

 Interest and other income increased by $131, or 2.6%, to $5,126 during the six months ended June 30, 1998 as compared to $4,995 for the six months ended June 30, 1997. The increase reflects higher (i) push cart, temporary tenant, and late fee income of $640, (ii) lease termination income of $407, and (iii) income from unconsolidated investment partnerships of $158. Partially offsetting these increases were reductions in (i) interest income of $877 and
 (ii) all other ancillary income of $197. The reduction in interest income was primarily the result of the use of a portion of the Company's expansion loan escrow account to fund certain of its development activities during 1997 and 1998. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

Expenses

Property operating expenses increased by $4,970, or 36.4%, to $18,625 for the six months ended June 30, 1998 compared to $13,655 for the same period in 1997. Real estate taxes increased by $1,431, or 29.9%, to $6,220 for the six months ended June 30, 1998, from $4,789 in the same period for 1997. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion and the Horizon Merger. As shown in TABLE 2, depreciation and amortization expense increased by $4,887, or 38.0%, to $17,758 for the six months ended June 30, 1998, compared to $12,871 for 1997. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

TABLE 4 -  Components of Depreciation and Amortization Expense

 The components of depreciation and amortization expense are summarized as follows:
--------------------------------------------------------------------------------
                                                              Six months ended
                                                                  June 30
                                                     ---------------------------

                                                             1998           1997
--------------------------------------------------------------- ----------------

Building and improvements                                  $9,993       $  6,708
Land improvements                                           1,719          1,354
Tenant improvements                                         4,818          3,476
Furniture and fixtures                                        590            402
Leasing commissions(1)                                        638            931
                                                           ------        -------
Total                                                     $17,758        $12,871
                                                          =======        =======
================================================================================

Note:
(1) In accordance with generally accepted accounting principles ("GAAP") leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

TABLE 5 - Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
                                                                Six months ended
                                                                     June 30
                                                     ---------------------------

                                                             1998           1997
--------------------------------------------------------------------------------

Interest incurred                                         $20,784       $18,830
Interest capitalized                                       (2,777)       (1,820)
Interest earned on interest rate protection contracts         (23)          (63)
Amortization of deferred financing costs                      648         1,230
Amortization of interest rate protection contracts            681           695
                                                           ------        -------
Total                                                     $19,313       $18,872
                                                          =======        =======
================================================================================


 As shown in TABLE 5, interest expense for the six months ended June 30, 1998 increased by $441, or 2.3%, to $19,313 compared to $18,872 for the same period in 1997. This increase reflects (i) higher interest incurred of $1,954 and (ii) a reduction in interest earned on interest rate protection contracts of

$40. Partially offsetting these items were (i) an increase in the amount of interest capitalized in connection with development projects of $957 and (ii) a decrease in amortization of deferred financing costs and interest rate protection contracts of $596.


 The increase in interest incurred is primarily attributable to (i) an increase of approximately $54,483 in the Company's average debt outstanding during the six months ended June 30, 1998 compared to the same period in 1997 and (ii) a slight increase in the weighted average interest rate for the six months ended June 30, 1998 compared to the same period in 1997. The weighted average interest rates were 7.22% and 7.18% for the 1998 and 1997 periods, respectively.

 Other charges increased by $805, or 53.9%, to $2,298. This increase reflects higher ground lease expense of $149, marketing costs of $210, bad debt expense of $55, and selling and marketing expenses of $391 primarily relating to the operation of Designer Connection.

 In connection with re-leasing space to new merchants, the Company incurred $441 and $140 in capital expenditures during the six months ended June 30, 1998 and 1997, respectively.

Loss on Sale of Real Estate

 In connection with the closing of its merger with Horizon on June 15, 1998, the Company sold the Prime Transferred Properties to HGP for an aggregate consideration of $26,015 resulting in a loss of $15,461.

Liquidity and Capital Resources

Sources and Uses of Cash

 For the six months ended June 30, 1998, net cash provided by operating activities was $18,171, cash used in investing activities was $78,377, and net cash provided by financing activities was $72,570.

 The primary uses of cash for investing  activities  during the six months ended
 June 30, 1998 included: (i) costs associated with the development and construction of new factory outlet centers and expansions to existing factory outlet centers aggregating 928,000 square feet of GLA which are expected to open during 1998, (ii) costs associated with the completion of expansions to existing factory outlet centers aggregating 224,000 square feet of GLA which opened during 1997, and (iii) costs for pre-development activities associated with future developments.

 The primary source of cash from financing activities during the six months ended June 30, 1998 was proceeds from new borrowings of $368,128. Such proceeds were partially offset by (i) principal repayments on notes payable of $241,512,
 (ii) Preferred and Common Stock distributions of $40,970, (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $10,346, and (iv) deferred financing costs of $2,730.

Shelf Registration

 On January 10, 1997, the Company filed a Form S-3 Registration Statement (the "Shelf Registration") with the Securities and Exchange Commission to register $100,000 of the Company's equity securities. As a result of the 1997 Stock Offering, as of June 30, 1998, the Company had $66,122 of availability under the Shelf Registration. From time to time, the Company will consider issuing additional securities under such Shelf Registration for the development or acquisition of additional properties, the expansion and improvement of existing properties, and for general corporate purposes.

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

Business Combination

 The Merger Transactions as set forth in the agreement and plan of merger (the "Merger Agreement") between the Company and Horizon were consummated for an aggregate consideration of approximately $1,083,100, including liabilities assumed and related transaction costs.

 Pursuant to the terms of the Merger Agreement, the Company acquired (i) all of the outstanding shares of common stock of Horizon at an exchange ratio of 0.20 of a share of the Company's Series B Convertible Preferred Stock and 0.597 of a share of the Company's Common Stock for each share of common stock of Horizon, and (ii) all of the outstanding limited partnership units of Horizon/Glen Outlet Centers Limited Partnership ("Horizon Partnership") at an exchange ratio of 0.9193 of a unit of the Operating Partnership's Common Units. A total of 4,846,325 shares of Series B Convertible Preferred Stock and 14,466,329 shares of Common Stock were issued by the Company to the shareholders of Horizon and 3,782,121 Common Units were issued by the Operating Partnership to the limited partners of Horizon Partnership.

Immediately prior to the merger, Horizon Partnership contributed 13 of its 35 centers to Horizon Group Properties, L.P., of which HGP, a subsidiary of Horizon, is the sole general partner. HGP was spun-off from the Company on June 15, 1998. The remaining 22 outlet centers of Horizon were integrated into the Company's existing portfolio. On June 19, 1998, all of the common equity of HGP was distributed to the convertible preferred and common shareholders and unitholders of the Company and its Operating Partnership and the shareholders and limited partners of Horizon and Horizon Partnership based on their ownership in the Company immediately following consummation of the merger. One share of common stock of HGP was distributed for every 20 shares of Common Stock and Series C Convertible Preferred Stock of the Company and for every 20 Common Units of the Operating Partnership. Additionally, approximately 1.196 shares of the common stock of HGP were distributed for every 20 shares of Series B Convertible Preferred Stock of the Company.

In connection with the Merger Transactions, the Company sold the Prime Transferred Properties to HGP for an aggregate consideration of $26,015, resulting in a loss of $15,461. Proceeds from the sale of the Prime Transferred Properties were used to repay indebtedness associated with the Horizon properties.

 Concurrent with the closing of the merger, a special cash distribution was made aggregating $21,871 consisting of $0.50 per share/unit to holders of Common Stock, Series C Preferred Securities and Common Units and $0.60 per share to holders of Series B Convertible Preferred Stock. Shareholders of Horizon and limited partners of Horizon Partnership did not participate in these distributions.

 The merger has been accounted for using the purchase method of accounting and the purchase price of $1,083,100 was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Certain assumptions were made which management of the Company believes are reasonable. The Company expects to finalize the purchase price allocation before the end of 1998. The final allocation is not expected to differ materially from the allocation made at June 30, 1998.

 The operating results of those properties acquired have been included in the Company's consolidated results of operations commencing on the date of acquisition. The operating results of the Prime Transferred Properties have been included in the Company's consolidated results of operations through the date of disposition.

Legal Proceedings

In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters, including the matter described below, will not have a material adverse effect on the consolidated financial statements of the Company.

The Company is defendant in a lawsuit filed on July 27, 1998 in the U.S. District Court for the Central District of California whereby the plaintiff alleges that the Company and its related entities overcharged tenants for common area maintenance expenditures. The outcome of, and the ultimate liability of the Company, if any, from, this lawsuit cannot currently be predicted. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously.

Debt Transactions

On June 15, 1998, the Company closed on $292,000 of loan facilities with Nomura Asset Capital Corporation. The transaction provided (i) a $180,000 nonrecourse permanent loan (the "Permanent Loan") and (ii) a $112,000 full recourse bridge loan of which $95,000 was funded (the "Bridge Loan"). The Permanent Loan is (i) collateralized by first mortgages on four factory outlet centers, (ii) bears a fixed rate of interest of 6.99%, (iii) requires monthly principal and interest payments pursuant to an approximate 26-year amortization schedule, and (iv) matures on June 15, 2008. The Bridge Loan is (i) collateralized by first mortgages on six factory outlet centers, (ii) bears a variable rate of interest equal to 30-day LIBOR plus 1.35%, (iii) requires monthly interest-only payments, and (iv) matures on June 15, 2001.

 As of June 30, 1998, the Company is a guarantor or otherwise obligated with respect to $41,857 of HGP's indebtedness, including $12,200 of obligations under HGP's $108,205 three-year secured credit facility. Prime Retail and HGP are continuing to seek the consent of certain parties to the assumption by HGP or its affiliates of $13,864 of indebtedness in connection with the spin-off.

On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its forward obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from all forward obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of June 30, 1998, the Company holds a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. However, the Company is legally obligated for $30,906 of mortgage indebtedness outstanding at June 30, 1998 which is secured by a first mortgage on the Lake Elsinore outlet center. In addition, Castle & Cooke has provided the Company a guaranty, without limitation, of the obligations under the $30,906 mortgage note.

Planned Development

Management believes that there is sufficient demand for continued development of new factory outlet centers and expansions of certain existing factory outlet centers. The Company now expects to open 928,000 square feet of GLA during 1998 including the Prime Outlets at Lebanon which opened on April 17, 1998 and Prime Outlets at Hagerstown which opened on August 7, 1998. Prime Outlets at Lebanon is located in Lebanon, Tennessee, approximately 25 miles east of Nashville, and contains 208,000 square feet of GLA. Prime Outlets at Lebanon was approximately 89% occupied at June 30, 1998. Prime Outlets at Hagerstown is located in Hagerstown, Maryland, west of Baltimore and northwest of Washington, D.C. Prime Outlets at Hagerstown was approximately 95% occupied on its grand opening. At June 30, 1998, the remaining budgeted capital expenditures for 1998 planned developments aggregated approximately $57,900, while anticipated capital expenditures related to the completion of expansions of existing factory outlet centers opened during 1997 (aggregating 224,000 square feet of GLA) approximated $2,265.

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

The Company currently plans to open one new factory outlet center and several expansions in 1999 that are expected to contain approximately 700,000 square feet of GLA, in the aggregate, and have a total expected development cost of approximately $95,000. The Company expects to fund the development cost of these projects from (i) certain line of credit facilities, (ii) retained cash flow from operations, (iii) construction loans, and (iv) the potential sale of common or preferred equity in the public or private capital markets. As of June 30, 1998, the Company had committed $11,241 with regard to the construction of the new factory outlet center and expansions scheduled to open in 1999. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the 1999 planned openings or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods.

Debt Repayments and Preferred Stock Distributions and Dividends

 The Company's aggregate indebtedness was $1,152,133 and $515,265 at June 30, 1998 and December 31, 1997, respectively. At June 30, 1998, such indebtedness had a weighted average maturity of 6.3 years and bore interest at a weighted average interest rate of 7.02% per annum. At June 30, 1998, $592,704, or 51.4%, of such indebtedness bore interest at fixed rates and $559,429, or 48.6%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable-rates. Of the variable rate indebtedness outstanding at June 30, 1998, $354,498 is scheduled to convert to a fixed rate of 7.782% in November 1998 for the remaining five year term of such indebtedness.

 At June 30, 1998, the Company held interest rate protection contracts on all $28,250 of its floating rate tax-exempt indebtedness which expire in 1999 and approximately $354,498 of other floating rate indebtedness which expire in November 1998 (or approximately 68.4% of its total floating rate indebtedness). In addition, the Company held additional interest rate protection contracts on $43,900 (of which $22,000 expired in July 1998 and $21,900 expires in April
 1999) of the $354,498 floating rate indebtedness to further reduce the Company's exposure to increases in interest rates.

 The Company's ratio of debt to total market capitalization at June 30, 1998 (defined as total debt divided by the sum of: (a) the aggregate market value of the outstanding shares of Common Stock, assuming the full exchange of Common Units and Series C Preferred Securities into Common Stock; (b) the aggregate market value of the outstanding shares of Series B Convertible Preferred Stock;
 (c) the aggregate liquidation preference of the Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") at $25.00 per share; and (d) the total debt of the Company) was 55.7%.

 The Company is obligated to repay $11,025 of mortgage indebtedness during the remainder of 1998 and $76,887 in 1999. Annualized cumulative dividends on the Company's Senior Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Securities outstanding June 30, 1998 are $6,038, $16,635, and $5,149, respectively. These dividends are payable quarterly, in arrears.

 The Company anticipates that cash flow from operations, together with cash available from borrowings and other sources, will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year.

Economic Conditions

 Substantially all of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Substantially all leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation. At June 30, 1998, the Company maintained interest rate protection contracts to protect against significant increases in interest rates on certain floating rate indebtedness (see "Debt Repayments and Preferred Stock Distributions and Dividends").

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

 TABLE 6 provides a reconciliation of income before allocation to minority interests to FFO for the three and six months ended June 30, 1998 and 1997. FFO increased $6,667, or 63.0%, to $17,253 for the three months ended June 30, 1998 from $10,586 for the three months ended June 30, 1997. FFO increased $11,870, or 57.0%, to $32,708 for the six months ended June 30, 1998 from $20,838 for the six months ended June 30, 1997. These increases are primarily attributable to the Portfolio Expansion and the Horizon Merger.


TABLE 6 - Funds from Operations

--------------------------------------------------------------- ------------------------------ -------------------------------
                                                                    Three months ended                Six months ended
                                                                          June 30                           June 30
                                                                --------------------------------    --------------------------
                                                                1998              1997                 1998             1997
--------------------------------------------------------------- --------------------------------------------------------------

Income (loss) before allocation to minority interests           $(8,302)        $  3,583          $   (851)       $   7,076
FFO adjustments:
Loss on sale of real estate                                      15,461                -            15,461                -
Real estate depreciation and amortization                         9,792            6,473            17,493           12,747
Unconsolidated joint venture adjustments                            302              530               605            1,015
                                                                -------         --------          --------        ---------

FFO before allocation to minority interests                     $17,253          $10,586           $32,708          $20,838
                                                                =======         ========           =======        =========
====================================================================================================================================

PART II:  OTHER INFORMATION

Item 1.           Legal Proceedings


In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters, including the matter described below, will not have a material adverse effect on the consolidated financial statements of the Company.

The Company is defendant in a lawsuit filed on July 27, 1998 in the U.S. District Court for the Central District of California whereby the plaintiff alleges that the Company and its related entities overcharged tenants for common area maintenance expenditures. The outcome of, and the ultimate liability of the Company, if any, from, this lawsuit cannot currently be predicted. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously.

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

 At the Company's Annual Shareholders Meeting held on June 12, 1998, certain matters were submitted to the vote of the Company's security holders. The following summarizes these matters and the results of the voting.

           (a) The proposed merger of the Company and Horizon and other transactions contemplated by the Merger
                Agreement were approved. The votes cast for these items were as set forth below:


                       For                   Against             Abstain
                 ---------------  ----------------------  ----------------------
                    18,693,361             127,598              65,823



            (b) The nominees for director proposed by the Company were elected. The votes cast for these nominees were as set forth below:

                                               For                  Withheld
                                            -----------          --------------

                 William H. Carpenter, Jr.     23,032,209            39,219
                 Kenneth A. Randall            23,032,209            39,219
                 Sharon J. Sharp               23,032,009            39,419

             (c) The proposal to ratify the adoption of the Prime Retail, Inc. Nonemployee Director Stock Plan was approved. The votes cast with respect to such proposal were as set forth below:

                                                    Broker
                  For          Against             Non-Votes           Abstain
                  ---          -------             ---------           -------
                 17,320,842    1,460,064           4,184,646            105,876



              (d) The proposal for ratify the adoption of the Prime Retail, Inc. 1998 Long-term Stock Incentive Plan was approved. The votes cast with respect to such proposal were as set forth below:

                                                    Broker
                  For          Against             Non-Votes           Abstain
                  ---          -------             ---------           -------
                 14,488,686     4,293,281           4,184,646           104,815


               (e) The proposal to ratify the selection of the firm of Ernst Young LLP as the Company's independent auditors for the year ending December 31, 1998 was approved. The vote cast with respect to that proposal were as set forth below:


                               For                 Against             Abstain
                               ---                 -------            ---------
                         22,978,819                 33,086              59,523

Item 5.           Other Information

                  None

Item 6.           Exhibits or Reports on Form 8-K

                  (a)     The following exhibits are included in this Form 10-Q:

                          Exhibit 12.1 - Ratio of Earnings to Fixed Charges and Preferred Stock Distributions and Dividends


                         Exhibit 27.1 - Financial Data Schedule

                  (b)     Reports on Form 8-K:
                          On June 25, 1998, the Company filed a Current Report on Form 8-K, dated June 23, 1998, reporting (i) the merger and other transactions (collectively, the "Transactions") as set forth in the agreement and plan of merger between the Company and Horizon Group, Inc. was consummated on June 15, 1998 and (ii) the Company completed a $292.0 million debt financing with Nomura Asset Capital Corporation in connection with the Transactions. No financial statements were included.

                                   SIGNATURES






 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           PRIME RETAIL, INC.
                                                           Registrant



Date: August 13, 1998                                  /s/ Abraham Rosenthal
      ---------------                                  ---------------------
                                                       Abraham Rosenthal
                                                       Chief Executive Officer





Date: August 13, 1998                                  /s/ Robert P. Mulreaney
      ---------------                                  -----------------------
                                                       Robert P. Mulreaney
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer