Form 10-K
period 1998-12-31
PRIME RETAIL INC
filed 1999-03-31
CIK 911708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1998
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission file number: 0-23616

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Maryland                               38-2559212
------------------------------------            --------------------------------
     (State or other jurisdiction of           (IRS employer identification no.)
      incorporation or organization)

       100 East Pratt Street
       Baltimore, MD  21202                                 (410) 234-0782
-------------------------------------------    ---------------------------------
 (Address of principal executive offices,      (Registrant's telephone number,
           including zip code)                             including area code)

           Securities registered pursuant to Section 12(b) of the Act:
           ----------------------------------------------------------
                          Common Stock, $0.01 par value
           10.5% Series A Cumulative Preferred Stock, $0.01 par value
 8.5% Series B Cumulative Participating Convertible Preferred Stock, $0.01 par
                                     value
  -----------------------------------------------------------------------------
                                (Title of class)


           Securities registered pursuant to Section 12(g) of the Act:
           ----------------------------------------------------------
                                      None
                                      ----
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X                             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $352,327,153 on February 23, 1999 (based on the closing price per share as reported on the New York Stock Exchange Composite Transactions).

The number of shares of the registrant's Common Stock outstanding as of February 23, 1999 was 43,032,324.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:

Document

Proxy Statement for the 1999 annual meeting of
shareholders                                               Part III of Form 10-K

                               PRIME RETAIL, INC.

                                    Form 10-K

                                December 31, 1998

                                TABLE OF CONTENTS


Part I                                                                      Page

Item 1.       Business.........................................................1
Item 2.       Properties.......................................................8
Item 3.       Legal Proceedings...............................................14
Item 4.       Submission of Matters to a Vote of Security Holders.............14

Part II

Item 5.       Market for Registrant's Common Equity and Related Shareholder
              Matters.........................................................15
Item 6.       Selected Financial Data.........................................16
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................18
Item 7A.      Quantitative and Qualitative Disclosures About Material Risk....32
Item 8.       Financial Statements and Supplementary Data.....................32
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................32

Part III

Item 10.      Directors and Executive Officers of the Registrant..............33
Item 11.      Executive Compensation..........................................33
Item 12.      Security Ownership of Certain Beneficial Owners and Management..33
Item 13.      Certain Relationships and Related Transactions..................33

Part IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K........................................................33

              Signatures......................................................38

                                     PART I
                                ITEM 1 - BUSINESS

The Company

     Prime Retail, Inc. (including its predecessors, collectively, the "Company") was organized as a Maryland corporation on July 16, 1993. The Company commenced operations upon completion of its initial public offering (the "Initial Public Offering") on March 22, 1994. The Company is a self-administered and self-managed real estate investment trust ("REIT") and operates primarily within one business segment. Concurrent with the completion of the Initial Public Offering, the Company became the general partner of Prime Retail, L.P. (the "Operating Partnership") which owns interests in and provides development, leasing, marketing and management services for 50 manufacturers' outlet centers and three community shopping centers (the "Properties") with a total of 14,348,000 and 424,000 square feet of gross leasable area ("GLA") at December 31, 1998, respectively. The Properties are located throughout the United States, generally near large metropolitan areas.

     On November 1, 1994, the Company organized Prime Retail Services Limited Partnership and Prime Retail Services, Inc. (collectively referred to as the "Services Corporation"). The Services Corporation was formed primarily to operate business lines of the Company that are not directly associated with the collection of rents.

     As used herein, unless the context otherwise requires, the term "Company" shall mean the Company, including its predecessors, and those entities owned or controlled by the Company.

     The Company's executive offices are located at 100 East Pratt Street, Baltimore, Maryland 21202 (telephone 410-234-0782).

Tax Status

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is not subject to federal income tax at the corporate level on income it distributes to its stockholders so long as it distributes at least 95% of its taxable income (excluding any net capital gain) each year. Since the Initial Public Offering, the Company believes that it has complied with the tax regulations to maintain its REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property.

Business of the Company

     The Company is engaged primarily in the ownership, development, construction, acquisition, leasing, marketing and management of manufacturers' outlet centers throughout the United States. Manufacturers' outlet centers have become an established segment of the retail industry, enabling value-oriented shoppers to purchase designer and brand-name products directly from manufacturers at discounts generally ranging from 25% to 70% below regular department and specialty store prices.

     Since entering the manufacturers' outlet center business in 1988 (through the retail division of The Prime Group, Inc. ("PGI"), from which the Company acquired certain Properties and management and development operations), the Company has become the leading developer and operator in the industry having successfully developed or acquired outlet centers containing 14,348,000 square feet of GLA at December 31, 1998, including 22 manufacturers' outlet centers containing 6,626,000 square feet of GLA that was added to our portfolio in connection with the Company's June 1998 merger with Horizon Group, Inc. The Company also developed and opened 931,000 square feet of GLA during 1998.

     The Company pursues acquisition and development strategies designed to take advantage of growth opportunities in the manufacturers' outlet segment of the retail industry and to distinguish itself among its competitors. The Company strives to differentiate itself from competitors in the outlet center industry by owning and operating larger outlet centers with highly accessible locations, a larger and more diverse merchandising mix, extensive food and recreational amenities and quality architecture and landscaping, all designed to create an upscale environment in which to showcase merchandise and encourage shopping.

     The average manufacturers' outlet center in the Company's portfolio contains 286,960 square feet of GLA at December 31, 1998, compared to an industry average of approximately 190,168 square feet as reported in February 1999 by Value Retail News ("VRN"), an industry trade magazine whose Advisory Board and executive committee includes William H. Carpenter, Jr., President and Chief Operating Officer of the Company.

     Management believes that the considerable size of its outlet centers, coupled with the Company's established base of national and international manufacturers of designer and brand-name merchandise, significantly enhances the competitive position of the Company's manufacturers' outlet centers.

     The Company's manufacturers' outlet centers feature a diversified mix of nationally recognized manufacturers of designer and brand-name merchandise with which the Company and its employees have established long-standing relationships, including AnnTaylor/AnnTaylor Loft, Bose, Brooks Brothers, Corning-Revere, Danskin, Donna Karan, Eddie Bauer, Ellen Tracy, Esprit, First Choice/Escada, Guess?, J. Crew, Jones New York, Levi's/Dockers Outlet, Mikasa, Nautica, Nike, Phillips-Van Heusen (including Bass, Gant, Geoffrey Beene, Izod and Van Heusen), Polo/Ralph Lauren, Reebok, Off-5th Saks Fifth Avenue, Sara Lee (including Champion, Coach, L'eggs, Hanes, Bali, Playtex, and Socks Galore), Sony, Springmaid-Wamsutta, Tommy Hilfiger and VF Corporation (including Barbizon and Vanity Fair). As a group, the foregoing merchants accounted for approximately 27.38% of the gross revenues of the Company during the year ended December 31, 1998, and occupied approximately 31.87% of the total leased GLA contained in the Company's manufacturers' outlet centers at December 31, 1998. During the year ended December 31, 1998, no group of merchants under common control accounted for more than 4.84% of the gross revenues of the Company or occupied more than 5.66% of the total leased GLA of the Company at December 31, 1998.

Strategies For Growth

     The Company intends, on a long-term basis, to increase its per share funds from operations ("FFO") and the value of its portfolio of manufacturers' outlet centers through the active management and expansion of existing manufacturers' outlet centers and the selective acquisition and development of manufacturers' outlet centers. FFO does not represent cash flow from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not indicative of cash available to fund all of the Company's cash needs and should not be considered as an alternative to net income or any other GAAP measure as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity or the ability to service debt or pay dividends. See "Funds from Operations" of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company  intends to continue to increase its FFO per share over time by
(i) selectively acquiring, expanding, and developing manufacturers' outlet centers that offer strong prospects for cash flow growth and capital appreciation, subject to the availability of debt financing on favorable terms and additional equity capital and (ii) managing, leasing and marketing its portfolio of retail properties to increase consumer traffic, sales per square foot, tenant occupancy levels, and base and percentage rents. While no assurances can be given that the Company will successfully implement the foregoing objectives, the Company intends to employ the following strategies:

          o Planned Development of New Manufacturers' Outlet Centers. The Company develops new manufacturers' outlet centers on sites with favorable demographics, access to interstate highways, good visibility and favorable market conditions that generally can accommodate a minimum of 300,000 square feet of GLA over multiple phases. In September 1998, the Company commenced construction on Prime Outlets of Puerto Rico located in Barceloneta. Prime Outlets of Puerto Rico, which will contain approximately 175,000 square feet of GLA, has a total expected development cost of approximately $33,700,000 and is expected to open in the fourth quarter of 1999. Management believes that there is sufficient demand for continued development of new manufacturers' outlet centers and the expansion of existing outlet centers.

          o Strategic Expansions of Existing Centers. The Company selectively expands its existing manufacturers' outlet centers in phased developments that respond to merchant and consumer demand, thereby maximizing returns from these outlet centers through higher effective rents from new merchants based on the proven success and customer drawing power of existing phases. The Company expects to open approximately 380,000 square feet of GLA during 1999 in connection with planned expansions of existing centers. As of February 28, 1999, the Company owned, or held under long-term lease, land contiguous to its outlet centers to construct additional phases totaling approximately 2,000,000 square feet of GLA. The Company also holds options to purchase property adjoining its existing manufacturers' outlet centers upon which additional expansions could be constructed.

          o Active Property Management. The Company monitors and seeks to enhance the operating performance of its centers through intensive merchant and property management, and by providing experienced and professional on-site management. Property managers and marketing directors work with leasing representatives of the Company to systematically review merchant performance, merchandising mix and layout in order to improve sales per square foot. Through its intensive management efforts, the Company attempts to reduce the average occupancy cost on its outlet portfolio while at the same time continuing to provide a high level of merchant and customer service, maintenance and security.

          o Acquisition of Existing Outlet Centers. The Company explores opportunities to acquire manufacturers' outlet centers or interests therein that are compatible with the Company's existing portfolio and offer attractive yields, potential cash flow growth and capital appreciation. The Company draws upon its development, leasing, operating and marketing expertise to improve such centers through expansion and/or remerchandising or reletting. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for equity securities of the Company.

          o Branding. During 1998, the Company adopted a branding strategy to create customer awareness and loyalty, to generate brand equity that will translate into a price premium for its leased space and to create the opportunity for product extensions. The Company has renamed all of its manufacturers' outlet centers and replaced its signage with the "Prime Outlets at..." brand name. All promotion and marketing activities refer to the "Prime Outlets at..." brand name. In December 1998, as part of its branding strategy, the Company entered into an exclusive marketing partnership agreement with Coca-Cola USA. The Company intends to build Prime Outlets into a widely recognized brand associated with quality, selection, value and fun. Creating strategic alliances with brands like Coca-Cola will create superior value for our customers, merchants and shareholders. The Company intends to seek relationships with other national and global companies, such as those in the lodging, entertainment, financial services, automobile and tourism industries.

          o Innovative Marketing and Promotion. The Company continuously seeks to increase the sales performance of each manufacturers' outlet center and markets its manufacturers' outlet centers with promotional materials and advertising strategies that target and attract customers. Substantially all manufacturers' outlet centers have an experienced marketing director who creates and administers retail marketing strategies that are designed to highlight each manufacturers' outlet center's unique merchandising strengths, customized to the local customer base and demographics. The Company advertises its centers using a wide variety of media that can include television, radio and print advertising, promotions, billboards, special events, and an extensive public relations program. These activities are supported by quantitative and qualitative market research based on such information gathering techniques as focus groups and detailed customer surveys. To better understand the needs and expectations of its customers, the Company routinely conducts exit surveys, the results of which are closely reviewed by senior management and, when appropriate, merchants in the center. All of these activities are monitored and reviewed at least quarterly by senior marketing management of the Company.

          o Joint Venture Development Opportunities in Western Europe. The Company is pursuing opportunities to develop manufacturers' outlet centers in Western Europe. In order to take advantage of local market expertise and reduce its financial exposure, the Company intends to pursue development projects in Western Europe through joint ventures with European partners.

Competition

     The Company's outlet centers compete for customers primarily with traditional shopping malls, "off-price" retailers and other outlet centers. The Company carefully considers the degree of existing and planned competition in a proposed trade area before developing a new outlet center. Merchants of outlet centers generally avoid direct competition with major retailers and their own full-price stores. Generally, this is accomplished by locating outlet centers at least 20 miles from the nearest regional mall. For this reason, the Company's outlet centers compete only to a limited extent with traditional retail malls in or near metropolitan areas.

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

     Because a number of the Company's outlet centers are located in relatively undeveloped areas, there are often other potential sites near the Company's outlet centers that may be developed into outlet centers by competitors. As of December 31, 1998, 13 projects in the Company's portfolio are located within approximately 12 miles of competing manufacturers' outlet centers and, therefore, are subject to existing competition. The existence or development of an outlet center with a more convenient location or lower rents may attract the Company's merchants or cause them to seek more favorable lease terms at or prior to renewal of their leases and, accordingly, may affect adversely the business, revenues and/or sales volume of the Company's outlet centers.

     The Company's community shopping centers compete with similar community shopping centers located in the same geographic trade areas.

Relationship with Municipalities

     Because of the favorable impact that the Company's properties may have on a local community's economy by generating sales and property taxes and increasing employment in the area, local communities often assist the Company with respect to zoning, economic incentives or favorable business development legislation. The Company explores opportunities to obtain incentives from local, county and state governments in connection with the development of its manufacturers' outlet centers. Such incentives often fund the cost of off-site sewer and water services to the site, required highway improvements and, on occasion, the cost of land and various on-site improvements.

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

Employees

     As of December 31, 1998, the Company had 1,095 employees. The Company believes that its relations with its employees are satisfactory.

Executive Officers

     The following table sets forth the names, positions and, as of December 31, 1998, ages of the executive officers of the Company:

------------------------------------------------------------------------------------------------------------------------------------
Name                                                    Position                                                  Age
------------------------------------------------------------------------------------------------------------------------------------

Michael W. Reschke                                      Chairman of the Board, Director                            43
Abraham Rosenthal                                       Chief Executive Officer, Director                          49
William H. Carpenter, Jr.                               President and Chief Operating Officer, Director            47
Glenn D. Reschke                                        Executive Vice President - Development                     47
                                                           and Acquisitions, Director
Robert P. Mulreaney                                     Executive Vice President - Chief Financial                 40
                                                           Officer and Treasurer
David G. Phillips                                       Executive Vice President - Operations and Marketing        37
C. Alan Schroeder                                       Executive Vice President - General Counsel                 41
                                                           and Secretary
R. Bruce Armiger                                        Senior Vice President - Development
                                                           and Construction Management Services                    53
Steven S. Gothelf                                       Senior Vice President - Finance                            38
Anya T. Harris                                          Senior Vice President - Marketing and Communications       32
John S. Mastin                                          Senior Vice President - Leasing                            52
Frederick J. Meno                                       Senior Vice President - Operations                         41


Biographies of Executive Officers

     Michael W. Reschke. Michael W. Reschke has been the Chairman of the Board of Directors of the Company since the Company's inception. Mr. Reschke founded PGI in 1981 and, since that time, has acted as PGI's Chairman, Chief Executive Officer, and President. For the last 17 years, Mr. Reschke has directed and managed the development, finance, construction, leasing, marketing, acquisition, renovation, and property management activities of PGI. Mr. Reschke also is Chairman of the Board of Directors of Prime Group Realty Trust (NYSE: PGE), a real estate investment trust engaged in the ownership, operation, acquisition and development of office and industrial properties, primarily in the greater Chicago market, and is the successor in interest to the former office and industrial divisions of PGI. Mr. Reschke also is Chairman of the Board of Directors of Brookdale Living Communities, Inc. (NASD: BLCI), a corporation engaged in the ownership, operation, acquisition, and development of senior housing and assisted living facilities and is the successor in interest to the former senior housing division of PGI. Mr. Reschke also is a member of the Board of Directors of Horizon Group Properties, Inc. (NASD:HGPI), a real estate investment trust engaged in the ownership, operation, acquisition and renovation of distressed real estate assets including the outlet centers spun-off by the Company following its merger with Horizon Group, Inc. in June of 1998. Mr. Reschke received a Juris Doctorate degree (summa cum laude) from the University of Illinois after having received a B.A. degree (summa cum laude) in Accounting from Northern Illinois University. Mr. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. Reschke is a member of the Chairman's Roundtable and the Executive Committee of the National Realty Committee, as well as a full member of the Urban Land Institute. Mr. Reschke is the brother of Glenn D. Reschke, an executive officer of the Company.

     Abraham Rosenthal. Abraham Rosenthal has been the Chief Executive Officer and a Director of Prime Retail since Prime's inception. Mr. Rosenthal joined PGI in 1988, serving as Vice President, Senior Vice President and, immediately prior to joining the Company, as Executive Vice President. Mr. Rosenthal's responsibilities with the Company include strategic planning, new business development, investor relations, capital markets, financing, site selection, pre-development activities and building designs. Mr. Rosenthal has been involved in retail design and development for the past 25 years. Prior to joining PGI, Mr. Rosenthal was Vice President, Design and Construction of Cordish/Embry and Associates. Mr. Rosenthal received a Bachelor of Architecture degree from the University of Maryland School of Architecture, is a registered architect in the State of Maryland and is certified by the

National Council of Architectural Registration Board. Mr. Rosenthal is a full member of the Urban Land Institute, the International Council of Shopping Centers ("ICSC") and the National Realty Committee and the National Association of Real Estate Investment Trusts ("NAREIT"). Mr. Rosenthal is on the executive committee of the Baltimore Museum of Art and chairs the organization's Development, Marketing and Finance Committee. Mr. Rosenthal is also a member of the Maryland/Israel Development Center and is on the board and a member of the executive committee for the Baltimore's Downtown Partnership. Mr. Rosenthal is also a board member of Sinai Hospital and Bryn Mawr School. Mr. Rosenthal was the recipient of the 1995 Entrepreneur of the Year Award for Maryland Real Estate.

     William H. Carpenter, Jr. William H. Carpenter, Jr. has been President, Chief Operating Officer and a Director of the Company since Prime's inception. Mr. Carpenter joined PGI in 1988, serving as Senior Vice President and, immediately prior to joining Prime, as Executive Vice President. Mr. Carpenter's responsibilities with Prime include leasing, marketing, operations and management, development, and construction for Prime's retail projects. Prior to joining PGI, Mr. Carpenter was President of D.I. Realty, Inc. (a division of Design International) from 1988 to 1989 and in such capacity managed all aspects of retail leasing and development for D.I. Realty, Inc., including property management, construction, and merchant coordination. Mr. Carpenter previously was senior regional leasing director with the Rouse Company and a partner with Cordish/Embry and Associates in Baltimore, Maryland. In these positions, Mr. Carpenter directed the development and leasing of a number of major urban projects in cooperation with city governments. Over the last 23 years, Mr. Carpenter has been involved in over 57 major urban, suburban and outlet projects throughout the United States. Mr. Carpenter attended the University of Baltimore and is a member of ICSC, a member of Developers of Outlet Centers, and a full member of the Urban Land Institute. Mr. Carpenter sits on the ICSC/VRN Executive Committee and also sits on the Board for Severn School. Mr. Carpenter was the recipient of the 1995 Entrepreneur of the Year Award for Maryland Real Estate.

     Glenn D. Reschke. Glenn D. Reschke is Executive Vice President - Development and Acquisitions and a Director of the Company, where he is responsible for site selection, design and construction for the Company's new retail projects as well as the acquisition of existing outlet centers nationwide. Mr. Reschke joined PGI in 1983 and, since that time, served as Vice President, Senior Vice President and Executive Vice President of PGI, and was responsible for PGI's multi-family, senior housing, single family and land development divisions. Prior to that, Mr. Reschke was the Director of the EPA's Automotive Emission Testing Laboratory in Ann Arbor, Michigan where he managed the nation's automotive emission certification and fuel economy testing programs for the Federal Government. Mr. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana. Mr. Reschke is the brother of Michael W. Reschke, the Company's Chairman of the Board.

     Robert P. Mulreaney. Robert P. Mulreaney is Executive Vice President - Chief Financial Officer and Treasurer of the Company. Mr. Mulreaney joined the Company in 1994. Mr. Mulreaney's responsibilities with the Company include capital market activities, corporate budgeting, financial reporting, investor relations, accounting, taxation, treasury, and management information systems. Prior to joining the Company, Mr. Mulreaney was associated for 14 years with Ernst & Young LLP, where he specialized in accounting and consulting issues related to real estate and financial institutions. Mr. Mulreaney received a Bachelor of Business Administration in Accounting in 1980 from Marshall University. Mr. Mulreaney is a member of the American Institute of Certified Public Accountants, the Maryland Association of Certified Public Accountants, and the West Virginia Society of Certified Public Accountants.

     David G. Phillips. David G. Phillips is Executive Vice President - Operations and Marketing of the Company. Mr. Phillips oversees the Company's development efforts in Western Europe. Mr. Phillips joined PGI in 1989 and served as Vice President, Senior Vice President, and Executive Vice President, Leasing. Mr. Phillips' responsibilities with the Company previously included the management and supervision of the Company's operations, marketing and advertising efforts for all of the Company's outlet centers. Prior to joining PGI, Mr. Phillips was a leasing representative at D.I. Realty, Inc., leasing a variety of retail projects including outlet centers and traditional and specialty malls. Mr. Phillips received a Masters of Science in Real Estate Development at Johns Hopkins University and received a Bachelor of Science degree in Business Administration from the University of Vermont. Mr. Phillips is a member of the ICSC with a CLS (Certified Leasing Specialist) designation and the Urban Land Institute.

     C. Alan Schroeder. C. Alan Schroeder is Executive Vice President - General Counsel and Secretary of the Company. Mr. Schroeder has been General Counsel and Secretary of the Company since the initial public offering of stock in the Company in 1994. From 1990 to 1994, Mr. Schroeder was an Assistant General Counsel of PGI and was responsible for legal matters relating to the retail division of PGI. Prior to joining PGI, Mr. Schroeder was associated for four years with Hopkins & Sutter, a Chicago, Illinois based law firm. Mr. Schroeder received a Juris Doctorate degree from The University of Chicago Law School. Mr. Schroeder received an A.B. degree in Economics and Sociology from Bowdoin College in Brunswick, Maine. Mr. Schroeder is licensed to practice law in Illinois.

     R. Bruce Armiger. R. Bruce Armiger is Senior Vice President - Development and Construction Management Services for the Company. Mr. Armiger's responsibilities with the Company include supervision of project development and construction for all of the Company's outlet centers. Mr. Armiger joined PGI in 1992, and since that time, acted as Vice President of the Retail Division of PGI. Prior to joining PGI, Mr. Armiger was Vice President and Director of Construction and Engineering of The Rouse Company for a period of 15 years. At The Rouse Company, Mr. Armiger was responsible for all of the construction activities of the company consisting of over 5,000,000 square feet of GLA during his tenure. Mr. Armiger has a Bachelor of Arts degree and Masters of Business Administration from Loyola College, Baltimore, Maryland.

     Steven Gothelf. Steven Gothelf is Senior Vice President - Finance of the Company. Mr. Gothelf joined PGI in 1990 and, since that time, served as Vice President of Asset and Development Management. Mr. Gothelf's responsibilities with the Company include financing, capital market activities, and the review and analysis of potential outlet center acquisitions. For two years prior to joining PGI, Mr. Gothelf was Vice President of Finance and Administration of Clarion Development Inc. Before joining Clarion Development Inc., Mr. Gothelf was a Market Maker for financial futures at the Chicago Board of Trade and prior to that was a Manager of Real Estate Tax and Consulting for KPMG Peat Marwick LLP. Mr. Gothelf received his B.S. degree in Accounting from the University of Illinois and is a certified public accountant.

     Anya T. Harris. Anya T. Harris is Senior Vice President - Marketing and Communications of the Company. Ms. Harris began her tenure at the Company in September 1994 as Director of Public Relations, responsible for media relations and community outreach programs for the Company's various outlet centers nationwide. In her present position, Ms. Harris oversees all aspects of the Company's center marketing, public relations and corporate communications programs in order to increase the Company's marketing power and reach in terms of advertising, company identity and media relations. Prior to joining the Company, Ms. Harris served as Senior Account Executive for Trahan, Burden & Charles, Inc., an advertising and public relations firm in Baltimore. In this capacity, Ms. Harris managed advertising, public relations and marketing campaigns for numerous clients, including the Company. Formerly, she was Senior Account Executive for New York-based Edelman Public Relations, responsible for managing multi-million-dollar corporate communications and media relations for clients such as Motts U.S.A. and Weight Watchers International. Ms. Harris received her Bachelor of Arts in Political Science and Sociology from Goucher College.

     John S. Mastin. John S. Mastin is Senior Vice President - Leasing of the Company. Mr. Mastin's responsibilities with the Company include supervision of leasing and merchandising for all of the Company's outlet centers. Mr. Mastin joined the Company in June of 1996. Prior to joining the Company, Mr. Mastin spent 24 years with The Rouse Company. At The Rouse Company, Mr. Mastin began his career as a Junior Leasing Representative and was promoted to Vice President and Assistant Director of Leasing. Mr. Mastin led the leasing effort for The Rouse Company with numerous regional malls as well as inner-city festival market places which include Bayside in Miami, Florida, and the redevelopment of Underground Atlanta in Atlanta, Georgia. Mr. Mastin was involved in the releasing and remerchandising effort for the operating properties division of The Rouse Company. Prior to The Rouse Company, Mr. Mastin was a Naval Aviator for four years. Mr. Mastin received his Bachelor of Arts in English from Niagara University. Mr. Mastin is a member of the ICSC.

     Frederick J. Meno Frederick J. Meno is Senior Vice President - Operations of Prime Retail, where he is responsible for supervising the management, operations and temporary leasing for Prime's nationwide portfolio of outlet centers. Prior to joining Prime, Mr. Meno was Executive Director of Insignia/ESG, Inc., where he was responsible for all management, leasing, and business development activities for Insignia/ESG's 10 million square foot national enclosed mall portfolio, as well as Insignia/ESG's Dallas/Fort Worth office, industrial and non-enclosed retail portfolio. For 10 years prior to joining Insignia/ESG, Inc., Mr. Meno was President of the Woodmont Property management Company in Fort Worth, Texas. A 1979 graduate of Ohio State University, having majored in Urban Land Development and Economics with a degree in Business Administration, Mr. Meno is a member of the Institute of Real Estate Management and the ICSC. Mr. Meno has achieved the designations of Certified Property Manager, Real Property Administrator and Certified Shopping Manager and is a licensed Real Estate Salesman in the State of Texas.

                               ITEM 2 - PROPERTIES

General

     The Company's strategy is to build on its reputation and experience in the manufacturers' outlet center business and to capitalize on the current trend in value-oriented retailing through the selective acquisition and development of manufacturers' outlet centers and the strategic expansion of its existing manufacturers' outlet centers. As a fully-integrated real estate company, the Company provides development, construction, finance, leasing, accounting, marketing and management services for all of its properties. At December 31, 1998, the Company's portfolio consisted of (i) 50 manufacturers' outlet centers aggregating 14,348,000 square feet of GLA (including 474,000 square feet of GLA at manufacturers' outlet centers owned through joint venture partnerships), (ii) three community shopping centers aggregating 424,000 square feet of GLA and
(iii) 159,000 square feet of GLA of office space.

     The table set forth below summarizes certain information with respect to the Company's existing centers as of December 31, 1998 (see "Note 6 - Bonds and Notes Payable" of the Notes to the Consolidated Financial Statements contained herein for information with respect to mortgage indebtedness on the Company's properties).

                             Portfolio of Properties
                                December 31, 1998


------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Kittery  - Kittery Maine..............................     I            April 1984         25,000             100%
                                                                           II              May 1984         78,000              99
                                                                          III           August 1989         18,000              99
                                                                           IV              May 1998         10,000             100
                                                                                                           -------             ---
                                                                                                           131,000              99

Prime Outlets at Fremont (2) - Fremont, Indiana........................     I          October 1985        118,000             100
                                                                           II         November 1993         51,000             100
                                                                          III          October 1994         60,000             100
                                                                                                           -------             ---
                                                                                                           229,000             100

Prime Outlets at Birch Run (2) - Birch Run, Michigan................... I-XVI               Various        591,000              99
                                                                         XVII                  1997         15,000              99
                                                                        XVIII                  1997        118,000             100
                                                                                                           -------             ---
                                                                                                           724,000              99

Prime Outlets at Latham - Latham, New York.............................     I           August 1987         43,000              98

Prime Outlets at Michigan City (2) - Michigan City, Indiana............     I         November 1987        199,000             100
                                                                           II              May 1988        130,000              99
                                                                          III             July 1991         36,000              90
                                                                           IV             July 1994         42,000              93
                                                                            V         December 1994         26,000              98
                                                                           VI              May 1995         58,000              99
                                                                                                           -------             ---
                                                                                                           491,000              98

Prime Outlets at Williamsburg (2) - Williamsburg, Virginia.............     I            April 1988         67,000              99
                                                                           II         November 1988         60,000             100
                                                                          III          October 1990         49,000             100
                                                                           IV                  1995         98,000              97
                                                                                                           -------             ---
                                                                                                           274,000              99

Prime Outlets at Kenosha (2) - Kenosha, Wisconsin......................     I        September 1988         89,000             100
                                                                           II             July 1989         65,000              97
                                                                          III              May 1990        115,000              97
                                                                                                           -------             ---
                                                                                                           269,000              98

                       Portfolio of Properties (continued)
                                December 31, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA        Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)         Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Silverthorne (2) - Silverthorne, Colorado.............     I         November 1988         95,000              94%
                                                                           II         November 1990         75,000             100
                                                                          III         November 1993         88,000              94
                                                                                                           -------             ---
                                                                                                           258,000              96

Prime Outlets at Edinburgh (2) - Edinburgh, Indiana....................     I                  1988        156,000             100
                                                                           II         November 1994        142,000             100
                                                                                                           -------             ---
                                                                                                           298,000             100

Prime Outlets at Burlington (2) - Burlington, Washington ..............     I              May 1989         89,000             100
                                                                           II          October 1989         36,000             100
                                                                          III            April 1993         49,000             100
                                                                                                           -------             ---
                                                                                                           174,000             100

Prime Outlets at Queenstown (2) - Queenstown, Maryland.................     I             June 1989         67,000             100
                                                                           II             June 1990         55,000              99
                                                                          III          January 1991         16,000              97
                                                                           IV             June 1992         14,000              97
                                                                            V           August 1993         69,000             100
                                                                                                           -------             ---
                                                                                                           221,000              99

Prime Outlets at Hillsboro (2) - Hillsboro, Texas......................     I          October 1989         95,000             100
                                                                           II          January 1992        101,000             100
                                                                          III              May 1995        163,000             100
                                                                                                           -------             ---
                                                                                                           359,000             100

Prime Outlets at Oshkosh (2) - Oshkosh, Wisconsin......................     I         November 1989        215,000              95
                                                                           II             July 1991         45,000              99
                                                                                                           -------             ---
                                                                                                           260,000              96

Prime Outlets at Warehouse Row (3) - Chattanooga, Tennessee............     I         November 1989         95,000              95
                                                                           II           August 1993         26,000              94
                                                                                                           -------             ---
                                                                                                           121,000              95

Prime Outlets at Gilroy (2) - Gilroy, California.......................     I          January 1990         94,000             100
                                                                           II           August 1991        109,000             100
                                                                          III          October 1992        137,000              97
                                                                           IV             July 1994        170,000              99
                                                                            V         November 1995         69,000             100
                                                                                                           -------             ---
                                                                                                           579,000              99

Prime Outlets at Perryville (2) - Perryville, Maryland.................     I             June 1990        148,000              96

Prime Outlets at Sedona - Sedona, Arizona .............................     I           August 1990         82,000              97

Prime Outlets at San Marcos - San Marcos, Texas........................     I           August 1990        177,000              99
                                                                           II           August 1991         70,000             100
                                                                          III           August 1993        117,000             100
                                                                         IIIB         November 1994         20,000              91
                                                                         IIIC         November 1995         35,000             100
                                                                         IIID              May 1998         18,000             100
                                                                                                           -------             ---
                                                                                                           437,000              99

Prime Outlets at Anderson - Anderson, California.......................     I           August 1990        165,000              98

Prime Outlets at Post Falls - Post Falls, Idaho .......................     I             July 1991        111,000              82
                                                                           II             July 1992         68,000              85
                                                                                                           -------             ---
                                                                                                           179,000              83

Prime Outlets at Ellenton - Ellenton, Florida..........................     I         October 1991         187,000              94
                                                                           II          August 1993         123,000             100
                                                                          III         October 1996          30,000             100
                                                                           IV        November 1998         141,000              89
                                                                                                           -------             ---
                                                                                                           481,000              94

                       Portfolio of Properties (continued)
                                December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Grand                GLA         Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........     I         October 1991         181,000             100%
                                                                           II            July 1996           6,000             100
                                                                                                           -------             ---
                                                                                                           187,000             100

Prime Outlets at Naples - Naples/Marco Island, Florida.................     I        December 1991          94,000              98
                                                                           II        December 1992          32,000             100
                                                                          III           March 1998          20,000              98
                                                                                                           -------             ---
                                                                                                           146,000              98

Prime Outlets at Conroe (2) - Conroe, Texas............................     I         January 1992          93,000              95
                                                                           II            June 1994         163,000              98
                                                                          III         October 1994          26,000              87
                                                                                                           -------             ---
                                                                                                           282,000              96

Prime Outlets at Niagara Falls USA - Niagara Falls, New York...........     I             July 1992        300,000             100
                                                                           II           August 1995        234,000              89
                                                                                                           -------             ---
                                                                                                           534,000              95

Prime Outlets at Woodbury (2) - Woodbury, Minnesota....................     I            July 1992         129,000              93
                                                                           II        November 1993         100,000              93
                                                                          III          August 1994          21,000             100
                                                                                                           -------             ---
                                                                                                           250,000              94

Prime Outlets at Calhoun (2) - Calhoun, Georgia........................     I         October 1992         123,000              95
                                                                           II         October 1995         131,000              98
                                                                                                           -------             ---
                                                                                                           254,000              96

Prime Outlets at Castle Rock - Castle Rock, Colorado...................     I        November 1992         181,000              99
                                                                           II          August 1993          94,000              94
                                                                          III        November 1993          95,000              97
                                                                           IV          August 1997         110,000             100
                                                                                                           -------             ---
                                                                                                           480,000              98

Prime Outlets at Bend - Bend, Oregon...................................     I        December 1992          97,000              97
                                                                           II       September 1998          35,000              99
                                                                                                           -------             ---
                                                                                                           132,000              97

Prime Outlets at Jeffersonville II (2) - Jeffersonville, Ohio..........     I           March 1993         126,000              82
                                                                           II          August 1993         123,000              67
                                                                          III         October 1994          65,000             100
                                                                                                           -------             ---
                                                                                                           314,000              80

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio...............     I            July 1993         186,000             100
                                                                           II        November 1993         100,000             100
                                                                          IIB        November 1994          13,000              82
                                                                         IIIA          August 1996          35,000             100
                                                                         IIIB           March 1997          73,000              97
                                                                                                           -------             ---
                                                                                                           407,000              99

Prime Outlets at Gainesville - Gainesville, Texas......................     I           August 1993        210,000              89
                                                                           II         November 1994        106,000             100
                                                                                                           -------             ---
                                                                                                           316,000              93

Prime Outlets at Loveland - Loveland, Colorado.........................     I              May 1994        139,000              98
                                                                           II         November 1994         50,000             100
                                                                          III              May 1995        114,000              98
                                                                           IV              May 1996         25,000             100
                                                                                                           -------             ---
                                                                                                           328,000              98

Prime Outlets at Oxnard (4) - Oxnard, California.......................     I             June 1994        148,000              92

                       Portfolio of Properties (continued)
                                December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Grove City - Grove City, Pennsylvania.................     I           August 1994        235,000             100%
                                                                           II         November 1994         95,000             100
                                                                          III         November 1995         85,000              99
                                                                           IV         November 1996        118,000              99
                                                                                                           -------             ---
                                                                                                           533,000             100

Prime Outlets at Huntley - Huntley, Illinois...........................     I           August 1994        192,000              98
                                                                           II         November 1995         90,000              91
                                                                                                           -------             ---
                                                                                                           282,000              96

Prime Outlets at Florida City - Florida City, Florida..................     I        September 1994        208,000              94

Prime Outlets at Pismo Beach (2) - Pismo Beach, California.............     I         November 1994        148,000             100

Prime Outlets at Tracy  (2) - Tracy, California........................     I         November 1994        153,000             100

Prime Outlets at Vero Beach (2) - Vero Beach, Florida..................     I         November 1994        210,000              99
                                                                           II           August 1995        116,000              94
                                                                                                           -------             ---
                                                                                                           326,000              97

Prime Outlets at Waterloo (2) - Waterloo, New York.....................     I            March 1995        208,000             100
                                                                           II        September 1996        115,000             100
                                                                          III            April 1997         68,000             100
                                                                                                           -------             ---
                                                                                                           391,000             100

Prime Outlets at Odessa - Odessa, Missouri.............................     I             July 1995        191,000              96
                                                                           II         November 1996        105,000              58
                                                                                                           -------             ---
                                                                                                           296,000              83

Prime Outlets at Darien (5) - Darien, Georgia..........................     I             July 1995        238,000              87
                                                                          IIA         November 1995         49,000              99
                                                                          IIB             July 1996         20,000             100
                                                                                                           -------             ---
                                                                                                           307,000              90

Prime Outlets at New River (4) - Phoenix, Arizona......................     I        September 1995        217,000              96
                                                                           II        September 1996        109,000              94
                                                                                                           -------             ---
                                                                                                           326,000              95

Prime Outlets at Gulfport (6) - Gulfport, Mississippi..................     I         November 1995        228,000              98
                                                                          IIA         November 1996         40,000             100
                                                                          IIB         November 1997         38,000              95
                                                                                                           -------             ---
                                                                                                           306,000              98

Prime Outlets at Lodi - Burbank, Ohio..................................     I         November 1996        205,000              97
                                                                          IIA              May 1998         33,000              92
                                                                          IIB         November 1998         75,000              74
                                                                                                           -------             ---
                                                                                                           313,000              91

Prime Outlets at Gaffney - Gaffney, South Carolina.....................     I         November 1996        235,000              99
                                                                           II             July 1998         70,000              85
                                                                                                           -------             ---
                                                                                                           305,000              96

Prime Outlets at Lee (2) - Lee, Massachusetts..........................     I             June 1997        224,000             100

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................     I            April 1998        208,000              98

Prime Outlets at Hagerstown - Hagerstown, Maryland.....................     I           August 1998        218,000              98
                                                                           II         November 1998        103,000              84
                                                                                                           -------             ---
                                                                                                           321,000              93
                                                                                                           -------             ---
Total Manufacturers' Outlet Centers (7)                                                                 14,348,000              96%
                                                                                                        ==========              ==
====================================================================================================================================

Notes:
(1) Percentage reflects fully executed leases as of December 31, 1998 as a percent of square feet of GLA.

(2) The Company acquired this manufacturers' outlet center on June 15, 1998 as a result of its merger with Horizon Group, Inc.

(3) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property. Phase I of this mixed- use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of

     159,000 square feet is not included in this table and such space was 74% leased as of December 31, 1998.

(4) The Company owns 50% of this manufacturers' outlet center in a joint venture partnership with an unrelated third party.

(5) The Company operates this manufacturers' outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.

(6) The real property on which this outlet center is located is subject to a long-term ground lease.

(7) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 88% leased as of December 31, 1998.

     As of February 28, 1999, the Company owned, or held under long-term leases, land contiguous to its outlet centers to construct additional phases totaling approximately 2,000,000 square feet of GLA. The Company also holds options to purchase property adjoining its existing manufacturers' outlet centers upon which additional expansion could be constructed. Property held for sale by a REIT is subject to significant restrictions imposed by the Code. Consequently, it is the Company's intention to hold its undeveloped parcels for future development, expansion or lease, rather than for sale.

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

     The following table sets forth, as of December 31, 1998, tenant lease expirations for the next 10 years at the Company's manufacturers' outlet centers (assuming that none of the tenants exercise any renewal option and including leases at manufacturers' outlet centers owned through joint venture partnerships):

------------------------------------------------------------------------------------------------------------------------------------
                       Lease Expirations - Outlet Centers
                                                                                                                       % of Total
                                                                                                                       Annualized
                         Number of                   Approximate                       Annualized                     Minimum Rent
                          Leases                        GLA                          Minimum Rent of                 Represented by
 Year                    Expiring                     (Sq. Ft.)                      Expiring Leases                 Expiring Leases
------                -------------              ----------------                --------------------                ---------------
 1999                      444                        1,450,893                      $19,882,733                           10.19%
 2000                      674                        2,326,253                       35,642,961                           18.27
 2001                      653                        2,354,139                       36,087,572                           18.50
 2002                      575                        2,071,812                       33,889,303                           17.38
 2003                      564                        2,329,036                       36,239,319                           18.58
 2004                      176                          910,425                       13,870,278                            7.11
 2005                      102                          665,466                        8,884,674                            4.56
 2006                       47                          360,808                        4,079,233                            2.09
 2007                       27                          157,322                        1,847,793                            0.95
 2008                       32                          179,086                        2,744,474                            1.41

====================================================================================================================================


Tenants

     In management's view, tenant mix is one of the most important factors in promoting an outlet center's success. Virtually all aspects of the Company's outlet centers, ranging from site selection to architectural design, are planned to attract and retain a diverse mix of nationally and internationally recognized manufacturers of upscale designer and brand-name products. Crucial to the development of a new outlet center is having lead tenants committed to the outlet center early in the process. In management's view, lead tenants are manufacturers that during the development of an outlet center attract other high-quality manufacturers to the outlet center and provide for a well-balanced and diversified mix of tenants that will attract consumers to the outlet center. During the year ended December 31, 1998, no group of tenants under common control accounted for more than 4.84% of the gross revenues of the Company or occupied more than 5.66% of the total GLA of the Company.

     Lead tenants are placed in strategic locations designed to draw customers into the outlet center and to encourage them to shop at more than one store. The Company continually examines the placement of tenants within each center and, in collaboration with its tenants, adjusts the size and location of their space within the center to improve sales per square foot.

     The following list includes some of the lead tenants in the Company's outlet centers based on leases executed as of December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER OF                   % OF LEASED
TENANT                                                                                      STORES                         GLA
------                                                                                    ---------                   --------------
PHILLIPS-VAN HEUSEN
     BASS .............................................................................       48                            2.53%
     VAN HEUSEN .......................................................................       47                            1.50
     GEOFFREY BEENE ...................................................................       32                            1.02
     IZOD .............................................................................       28                            0.46
     GANT .............................................................................        7                            0.15
                                                                                             ---                            ----
        SUBTOTAL PHILLIPS-VAN HEUSEN...................................................      162                            5.66

CASUAL CORNER GROUP, INC.
     CASUAL CORNER OUTLET..............................................................       35                            1.48
     BANISTER SHOE ....................................................................       16                            0.42
     PETITE SOPHISTICATE ..............................................................       21                            0.40
     EASY SPIRIT.......................................................................       13                            0.29
     CASUAL CORNER WOMAN...............................................................       12                            0.28
                                                                                             ---                            ----
        SUBTOTAL CASUAL CORNER GROUP, INC. ............................................       97                            2.87

DRESS BARN, INC.
     WESTPORT, LTD./WESTPORT WOMAN/DRESS BARN..........................................       48                            2.50
     SBX...............................................................................        2                            0.07
                                                                                             ---                           ----
        SUBTOTAL DRESS BARN, INC.......................................................       50                            2.57

NIKE...................................................................................       27                            2.47
LEVI'S/DOCKERS.........................................................................       34                            2.43
LIZ CLAIBORNE/ELISABETH................................................................       34                            2.20
MIKASA.................................................................................       37                            2.17

SARA LEE
    L'EGGS/HANES/BALI/PLAYTEX..........................................................       41                            1.40
    COACH..............................................................................       17                            0.37
    CHAMPION...........................................................................        9                            0.21
    SOCKS GALORE.......................................................................       14                            0.13
                                                                                             ---                            ----
        SUBTOTAL SARA LEE..............................................................       81                            2.11

GAP/OLD NAVY...........................................................................       29                            2.08

BROWN GROUP RETAIL, INC.
     FACTORY BRAND SHOES...............................................................       33                            1.29
     NATURALIZER.......................................................................       26                            0.52
     FAMOUS FOOTWEAR...................................................................        6                            0.25
                                                                                             ---                            ----
        SUBTOTAL BROWN GROUP...........................................................       65                            2.06

REEBOK/ROCKPORT........................................................................       26                            1.70
BUGLE BOY..............................................................................       41                            1.70
JONES NEW YORK.........................................................................       63                            1.66
SPIEGEL................................................................................        8                            1.66
VANITY FAIR/LEE/WRANGLER/BARBIZON......................................................        9                            1.62
OSHKOSH B'GOSH/GENUINE KIDS............................................................       37                            1.41
POLO/RALPH LAUREN......................................................................       27                            1.39
CORNING-REVERE.........................................................................       36                            1.32
CARTERS................................................................................       33                            1.21
SPRINGMAID-WAMSUTTA....................................................................       22                            1.20
EDDIE BAUER............................................................................       19                            1.14

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER OF                   % OF LEASED
TENANT                                                                                      STORES                         GLA
------                                                                                    ---------                   --------------
LONDON FOG.............................................................................       30                            1.08%
FAMOUS BRANDS HOUSEWARES...............................................................       38                            1.07
OFF 5TH-SAKS FIFTH AVENUE..............................................................        7                            1.07
SAMSONITE/AMERICAN TOURISTER...........................................................       42                            0.98
NINE WEST..............................................................................       47                            0.90
BIG DOG SPORTSWEAR.....................................................................       38                            0.86
J. CREW................................................................................       17                            0.84
ANN TAYLOR.............................................................................       15                            0.83
JOCKEY.................................................................................       29                            0.79
BROOKS BROTHERS........................................................................       19                            0.79
TOMMY HILFIGER/WOMAN/JEANS.............................................................       26                            0.71
NAUTICA................................................................................       21                            0.59
BOSE...................................................................................       15                            0.45
DONNA KARAN............................................................................       13                            0.42
SONY...................................................................................        7                            0.31
CALVIN KLEIN...........................................................................        6                            0.28
                                                                                           -----                            -----
TOTAL..................................................................................    1,307                            54.60%
                                                                                           =====                            =====
====================================================================================================================================

     The Company strives to identify tenants with potential credit problems at an early stage by closely monitoring tenant's performance. The Company has worked successfully to limit its delinquencies and bad debt losses. During the year ended December 31, 1998, total bad debt expense was approximately $1,387 or 0.6% of total revenues. The Company has not lost any material revenue related to tenant bankruptcies or other lease defaults.

                           ITEM 3 - LEGAL PROCEEDINGS

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

           ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

 ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

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

     The following table sets forth the quarterly high, low and end of period closing sales prices per share of the Company's Common Stock as reported on the NYSE and in the Nasdaq National Market, as the case may be, as well as the cash distributions paid during the periods indicated:

      Market Price of Common Stock and Cash Dividends Paid Per Common Share



------------------------------------------------------------------------------------------------------------------------------------
                                                1998                                                   1997
                           -------------------------------------------------    ----------------------------------------------------
                             Fourth        Third       Second        First       Fourth          Third        Second          First
                            Quarter      Quarter      Quarter      Quarter      Quarter        Quarter       Quarter        Quarter
                           -------------------------------------------------    ----------------------------------------------------
Market   price  per  common
   share:
   High..................    $11.13       $12.81       $15.19       $15.56       $16.50          $15.63       $13.63         $13.38
   Low...................      7.50         9.06        11.81        13.75        13.31           13.13        11.88          12.00
   End of period close...      9.81         9.81        11.94        14.94        14.19           15.63        13.44          13.00

Cash dividends paid per
   common share..........    $0.295       $0.295       $0.795 (1)   $0.295       $0.295          $0.295       $0.295         $0.295
====================================================================================================================================

Note:
(1) Includes a special cash distribution of $0.50 per common share relating to the Company's merger with Horizon completed in June 1998 (see
     Note 3 - "Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements).

     Instruments governing the Company's indebtedness contain certain covenants restricting the payment of dividends (see Note 6 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements) if the Company's debt service coverage ratio, as defined, falls below a minimum threshold. Based on continuing favorable operations and available funds from operations, management intends to continue to pay regular quarterly distributions.

     The approximate number of holders of record of the Common Stock was 860 including participants in security position listings as of February 23, 1999.

                        ITEM 6 - SELECTED FINANCIAL DATA
          (Amounts in thousands, except per share and per unit amounts)

                                                                                                                        Prime Retail
                                                                                                                         Properties
                                                                     Prime Retail, Inc.                                   (Combined)
                                          --------------------------------------------------------------------------  --------------
                                                            Year ended December 31                      Period from       March 21,
                                          ---------------------------------------------------------    March 22 to     January 1 to
                                                                                                       December 31,        March 21,
                                                1998             1997          1996        1995              1994              1994
 -----------------------------------------------------------------------------------------------------------------------------------

Revenues
Base rents............................... $  148,376       $   78,046    $   54,710   $  46,368         $  28,657       $     3,670
Percentage rents.........................      6,384            3,277         1,987       1,520             1,404               187
Tenant reimbursements....................     67,152           37,519        25,254      22,283            11,858            2,113
Interest and other.......................     11,063           10,288         7,089       7,227             3,450               360
                                          ----------        ---------     ---------   ---------         ---------      ------------
          Total revenues................     232,975          129,130        89,040      77,398            45,369             6,330
Expense
Property operating.......................     52,684           29,492        20,421      17,389             9,952             1,927
Real estate taxes........................     16,705            9,417         5,288       4,977             2,462               497
Depreciation and amortization............     52,959           26,715        19,256      15,438             9,803             2,173
Corporate general and administrative.....      7,980            5,603         4,018        3,878            2,710
Interest.................................     60,704           36,122        24,485       20,821            9,485             3,280
Property management fees.................          -                -             -            -                -               299
Other charges............................      6,496            3,234         8,586        2,089            1,503               562
                                          ----------        ---------     ---------    ---------         --------      ------------
           Total expenses................    197,528          110,583        82,054       64,592           35,915             8,738
                                          ----------        ---------     ---------    ---------        ---------      ------------

Income (loss) before loss on sale of real
   estate, minority interests and
   extraordinary item....................     35,447           18,547         6,986       12,806            9,454           (2,408)
Loss on sale of real estate..............    (15,461)               -             -            -                -                -
                                          ----------        ---------     ---------    ---------        ---------       -----------
Income (loss) before minority interests
   and extraordinary item................     19,986           18,547         6,986       12,806            9,454           (2,408)
(Income) loss allocated to minority
   interests.............................     (2,456)         (10,581)        2,092        5,364            5,204                 -
                                          ----------        ---------     ---------    ---------        ---------       -----------
Income (loss) before extraordinary item..     17,530            7,966         9,078       18,170           14,658           (2,408)
 Extraordinary item.......................         -           (2,061)       (1,017)           -                -                -
                                          ----------        ---------     ---------    ---------       ----------       -----------
Net income (loss).........................    17,530            5,905         8,061       18,170           14,658       $   (2,408)
Income allocated to preferred shareholders    24,604           12,726        14,236       20,944           16,290       ===========
                                          ----------       ---------      ---------    ---------       ----------

Net loss applicable to common shares..... $   (7,074)      $   (6,821)   $   (6,175)   $  (2,774)      $   (1,632)
                                          ==========       =========     ==========    =========       ==========
Net loss per common share-basic and
   diluted............................... $   ( 0.20)      $   (0. 36)   $   ( 0.75)   $  ( 0.96)      $   ( 0.57)
                                          ==========       =========     ==========    =========       ==========
Other Data
Funds from operations (1)................ $   88,953       $   46,718    $   27,637    $  27,996       $   21,476       $       139
Net cash provided by (used in) operating
   activities............................ $   61,335       $   49,856    $   45,191    $  36,399       $   17,458       $   (1,873)
Net cash used in investing activities.... $ (145,596)      $ (229,956)   $ (232,290)   $ (81,978)      $ (149,435)      $   (1,239)
Net cash provided by financing activities $   83,653       $  182,549    $  176,096    $  57,547       $  134,936       $     4,087
Distributions declared per common share.. $     1.68(2)    $     1.18    $     1.33(3) $    1.18       $    0.623       $         -
Reported merchant sales.................. $3,169,268       $1,434,163    $1,044,348    $ 809,623       $  497,624       $    73,553
Total manufacturers' outlet GLA at end of
   period (4)............................     14,348            7,217         5,780        4,331            3,382             1,839
Number of manufacturers' outlet centers
   at end of period (4)..................         50               28            21           17               14                 7




                                                                                                                       Prime Retail
                                                                                                                         Properties
                                                                     Prime Retail, Inc.                                   (Combined)
                                          -------------------------------------------------------------------------  ---------------
                                                            Year ended December 31                      Period from      March 21,
                                          ---------------------------------------------------------    March 22 to    January 1 to
                                                                                                       December 31,       March 21,
                                                1998            1997           1996             1995          1994            1994
 -----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Rental property (before accumulated
   depreciation).........................  $2,015,722       $904,782       $640,759         $454,480       $376,181       $180,170
Net investment in rental property........   1,887,975        822,749        583,085          414,290        349,513        164,159
Total assets.............................   1,976,464        904,183        666,803          462,405        385,930        186,034
Bonds and notes payable..................   1,217,507        515,265        499,523          305,954        214,025        188,378
Total liabilities and minority interests.   1,332,730        559,655        527,594          340,921        258,279        198,244
Shareholders' equity (deficit)...........     643,734        344,528        139,209          121,484        127,651        (12,210)

====================================================================================================================================

Notes:

(1) Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, Funds from Operations ("FFO") should be considered in conjunction with net income
     (loss) as presented in the financial statements included in this Annual Report on Form 10-K. Management believes that FFO is an important and widely accepted measure of the operating performance of REITs which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing the performance of the Company. FFO represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization and after adjustments for unconsolidated investment partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of its definition of FFO. Although the Company has adopted the NAREIT definition of FFO, the Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flow as a measure of liquidity or the ability to service debt or to pay dividends. A reconciliation of income (loss) before allocations to minority interests and preferred shareholders to FFO is as follows:

                                                                                                                       Prime Retail
                                                                                                                         Properties
                                                                     Prime Retail, Inc.                                   (Combined)
                                          --------------------------------------------------------------------------  --------------
                                                            Year ended December 31                      Period from       March 21,
                                          ---------------------------------------------------------    March 22 to     January 1 to
                                                                                                       December 31,        March 21,
                                                1998             1997          1996        1995              1994              1994
 -----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before allocations
     to minority interests and
     preferred shareholders.............  $19,986        $ 18,547         $ 6,986(i)     $ 12,806             $ 9,454       $(2,408)
  FFO adjustments:
  Loss on sale of real estate...........   15,461               -               -               -                   -             -
  Real estate depreciation and
     amortization.......................   52,295          26,413          18,703          14,884               9,508         2,173
  Unconsolidated joint venture
     adjustments (ii)...................    1,211           1,758           1,948             306               2,514           374
  FFO before allocations to minority      -------        --------         -------        --------            --------       -------
     minority interests and
     preferred shareholders.............  $ 88,953       $ 46,718         $27,637        $ 27,996            $ 21,476       $  139
                                          ========       =========        =======        ========            ========       =======
     shareholders..........................

  ==================================================================================================================================

 Notes:

(i) Includes a nonrecurring charge of $6,131 related to the prepayment of long-term debt recorded during 1996.

(ii) Amounts include net preferential partner distributions from a joint venture partnership of $400, $162 and $2,538 for the years ended December 31, 1996 and 1995 and for the period from March 22, 1994 to December 31, 1994, respectively.

(2) Includes a special cash distribution of $0.50 per common share relating to the Company's merger with Horizon completed in June 1998 (see Note 3 - "Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements).

(3) Includes a special cash distribution of $0.145 per common share relating to the Company's exchange offer completed in June 1996.

(4)  Includes   manufacturers'  outlet  centers  operated  under  joint  venture partnerships with unrelated third parties as follows:

                                                                                                                   Prime Retail
                                                                                                                     Properties
                                                             Prime Retail, Inc.                                      (Combined)
                                   ------------------------------------------------------------------------------- -----------------
                                                                December 31
                                   -------------------------------------------------------------------------------         March 21,
                                             1998             1997                1996             1995       1994              1994
------------------------------------------------------------------------------------------------------------------------------------
Aggregate GLA............................     595              595                800               901        599               121
Number of manufacturers' outlet
centers..................................       3                3                  4                 4          3                 1

====================================================================================================================================

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Amounts in thousands, except per share, per unit, and per square foot information)

Introduction

     The following discussion and analysis of the consolidated financial condition and results of operations of Prime Retail, Inc. (including predecessors, collectively, the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The Company's operations are conducted through Prime Retail, L.P. (the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.
Cautionary Statements

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties; and risks associated with the impact of the Year 2000 issue on the processing of date-sensitive information by the Company's computerized information systems as well as those of the Company's tenants and vendors.

Merger with Horizon Group, Inc.

     On June 15, 1998, the merger and other transactions (collectively, the "Merger Transactions") between the Company and Horizon Group, Inc. ("Horizon") were consummated for an aggregate consideration of $1,134,682, including liabilities assumed and related transaction costs. The merger has been accounted for using the purchase method of accounting and the purchase price of $1,134,682 was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Accordingly, the operating results of the 22 properties acquired from Horizon have been included in the Company's consolidated results of operations commencing on June 15, 1998. See "Liquidity and Capital Resources - Business Combination" for further information.

Portfolio Growth

     The Company has grown by developing and acquiring manufacturers' outlet centers and expanding its existing manufacturers' outlet centers. The Company's manufacturers' outlet portfolio consisted of 50 manufacturers' outlet centers totaling 14,348,000 square feet of gross leasable area ("GLA") at December 31, 1998, compared to 28 manufacturers' outlet centers totaling 7,217,000 square feet of GLA at December 31, 1997 and 21 manufacturers' outlet centers totaling 5,780,000 square feet of GLA at December 31, 1996.

     During 1998, the Company opened two new manufacturers' outlet centers and added nine expansions to existing manufacturers' outlet centers totaling 931,000 square feet of GLA in the aggregate. In connection with the Merger Transactions, the Company (i) acquired and integrated 22 of Horizon's manufacturers' outlet centers into its existing portfolio adding 6,626,000 square feet of GLA in the aggregate and (ii) sold two manufacturers' outlet centers to Horizon Group Properties, Inc. ("HGP") totaling 426,000 square feet of GLA.

     During 1997, the Company purchased seven manufacturers' outlet centers totaling 1,221,000 square feet of GLA and opened expansions to existing manufacturers' outlet centers totaling 224,000 square feet of GLA. Additionally, on September 2, 1997 the Company acquired its joint venture partner's 25% ownership interest in Buckeye Factory Shops Limited Partnership ("Buckeye") and now owns 100% of Prime Outlets at Lodi. The significant increases in the number of the Company's operating properties and total GLA during 1998 and 1997 are referred to as the "Portfolio Expansion and the Horizon Merger" and the "Portfolio Expansion", respectively.

Results of Operations

Table 1-Consolidated Statements of Operations


------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                        1998           1997            1996
------------------------------------------------------------------------------------------------------------------------------------

Revenues

 Base rents..............................................................................  $ 148,376       $ 78,046         $ 54,710
 Percentage rents........................................................................      6,384          3,277           1,987
 Tenant reimbursements...................................................................     67,152         37,519          25,254
 Interest and other......................................................................     11,063         10,288           7,089
                                                                                           ---------       --------         -------
   Total revenues........................................................................    232,975        129,130          89,040

 Expenses

 Property operating......................................................................     52,684         29,492          20,421
 Real estate taxes.......................................................................     16,705          9,417           5,288
 Depreciation and amortization...........................................................     52,959         26,715          19,256
 Corporate general and administrative....................................................      7,980          5,603           4,018
 Interest................................................................................     60,704         36,122          24,485
 Other charges...........................................................................      6,496          3,234           8,586
                                                                                           ---------       --------         -------
    Total expenses.......................................................................    197,528        110,583          82,054

 Income before loss on sale of real estate, minority interests
   and extraordinary item................................................................     35,447         18,547           6,986
 Loss on sale of real estate.............................................................    (15,461)             -               -
                                                                                           ---------       --------         -------
 Income before minority interests and extraordinary item.................................     19,986         18,547           6,986
 (Income) loss allocated to minority interests...........................................     (2,456)       (10,581)          2,092
                                                                                           ---------       --------         -------
 Income before extraordinary item........................................................     17,530          7,966           9,078

 Extraordinary item - loss on early extinguishment of debt,
   net of minority interests in the amount of $0 in 1997 and $3,263 in 1996..............          -         (2,061)         (1,017)
                                                                                           ---------       --------         -------
 Net income..............................................................................     17,530          5,905           8,061

 Income allocated to preferred shareholders..............................................     24,604         12,726          14,236
                                                                                           ---------       --------         -------
 Net loss applicable to common shares....................................................  $  (7,074)      $ (6,821)        $(6,175)
                                                                                                             (6,821)         (6,175)

 Earnings per common share - basic and diluted:
    Loss before extraordinary item.......................................................  $   (0.20)      $  (0.25)        $ (0.63)
    Extraordinary item...................................................................          -          (0.11)          (0.12)
                                                                                           ---------       --------         -------
    Net loss.............................................................................  $   (0.20)      $  (0.36)        $ (0.75)
                                                                                           =========       ========        ========
 Weighted average common shares outstanding..............................................     35,612         19,189           8,211
                                                                                           =========       ========        ========
====================================================================================================================================

Table 2 - Statements of Operations on a Weighted Average per Square Foot Basis

     A summary of the operating results for the years ended December 31, 1998, 1997 and 1996 is presented in the following table, expressed in amounts calculated on a weighted average occupied GLA basis.

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                      1998           1997            1996
------------------------------------------------------------------------------------------------------------------------------------

GLA at end of period (1).................................................................   14,457          7,326           5,684
Executed leases at end of period (GLA) (1)...............................................   13,894          6,854           5,252
Weighted average occupied GLA (1)(3).....................................................   10,390          5,735           4,075
Manufacturers' outlet centers in operation at end of period (2)..........................       50             28              21
New manufacturers' outlet centers opened and acquired (2)................................       24              7               4
Manufacturers' outlet centers expanded (2)...............................................        8              4               9
Community centers in operation at end of period..........................................        3              3               3
States operated in at end of period......................................................       26             20              16

Portfolio weighted average per square foot (2):

Revenues
Base rents...............................................................................   $14.28         $13.61          $13.43
Percentage rents.........................................................................     0.61           0.57            0.49
Tenant reimbursements....................................................................     6.46           6.54            6.20
Interest and other.......................................................................     1.06           1.79            1.74
                                                                                            ------         ------          ------
   Total revenues........................................................................    22.41          22.51           21.86

Expenses
Property operating.......................................................................     5.07           5.14            5.01
Real estate taxes........................................................................     1.61           1.64            1.30
Depreciation and amortization............................................................     5.10           4.66            4.73
Corporate general and administrative.....................................................     0.77           0.98            0.99
Interest.................................................................................     5.84           6.30            6.01
Other charges............................................................................     0.63           0.56            2.11(4)
                                                                                            ------         ------          ------
   Total expenses........................................................................    19.02          19.28           20.15
                                                                                            ------         ------          ------
Income before minority interests and extraordinary item..................................   $ 3.39         $ 3.23          $ 1.71
                                                                                            ======         ======          ======

Manufacturers' outlet center weighted average per square foot (3):

Revenues
Base rents...............................................................................   $14.66         $14.19          $14.18
Percentage rents.........................................................................     0.68           0.63            0.55
Tenant reimbursements....................................................................     6.67           6.96            6.75
Interest and other.......................................................................     0.85           1.57            0.82
                                                                                            ------         ------          ------
   Total revenues........................................................................    22.86          23.35           22.30

Expenses
Property operating.......................................................................     5.17           5.40            5.45
Real estate taxes........................................................................     1.62           1.67            1.29
Depreciation and amortization............................................................     5.09           4.67            4.87
Interest.................................................................................     5.95           6.31            6.82
Other charges............................................................................     0.33           0.43            0.81(5)
                                                                                            ------         ------          ------
   Total expenses........................................................................    18.16          18.48           19.24
                                                                                            ------         ------          ------
Income before minority interests, corporate general and administrative expenses,
   and extraordinary item................................................................    $4.70         $ 4.87          $ 3.06
                                                                                            ======         ======          ======
====================================================================================================================================

Notes:
(1) Includes total GLA in which the Company receives substantially all of the economic benefit.
(2) Includes manufacturers' outlet centers operated under unconsolidated joint venture partnerships with unrelated third parties.
(3) Based on occupied GLA weighted by months of operation. The occupied GLA on a weighted average basis from the 22 properties the Company acquired from Horizon have been included in the weighted average GLA commencing on June 15, 1998.

(4) Includes certain nonrecurring charges of $6,131, or $1.51 per square foot, relating to the prepayment of long-term debt recorded during 1996.
(5) Includes certain nonrecurring charges of $1,806, or $0.51 per square foot, relating to the prepayment of long-term debt recorded during 1996.

Comparison  of the year ended  December 31, 1998 to the year ended  December 31,
1997

     For the year ended December 31, 1998, the Company reported net income of $17,530. The 1998 results include a second quarter loss on the sale of real estate of $15,461 in connection with the Merger Transactions. For the year ended December 31, 1998, the net loss applicable to common shareholders was $7,074, or $0.20 per common share on a basic and diluted basis. For the year ended December 31, 1997, the Company reported net income of $5,905. The 1997 results include an extraordinary loss of $2,061, related to the pre-payment of certain long-term debt. For the year ended December 31, 1997, the net loss applicable to common shareholders was $6,821, or $0.36 per common share on a basic and diluted basis.

     Total revenues were $232,975 for the year ended December 31, 1998, compared to $129,130 for the year ended December 31, 1997, an increase of $103,845, or 80.4%. Base rents increased $70,330, or 90.1%, in 1998 compared to 1997. These increases are primarily due to the Portfolio Expansion and the Horizon Merger. Straight-line rents (included in base rents) were $1,229 and $643 for the years ended December 31, 1998 and 1997, respectively. The average base rent per square foot for new manufacturers' outlet leases negotiated and executed by the Company was $16.12 and $15.52 for the years ended December 31, 1998 and 1997, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $3,107, or 94.8%, during the year ended December 31, 1998 compared to the same period in 1997. This increase was attributable to higher reported merchant sales in 1998 as well as the Portfolio Expansion and the Horizon Merger.

     As summarized in TABLE 3, merchant sales reported to the Company increased by $1,735.1 million, or 121.0%, to $3,169.3 million from $1,434.2 million for the years ended December 31, 1998 and 1997, respectively. The increase in total reported merchant sales is primarily due to the Portfolio Expansion and the Horizon Merger. The weighted average reported merchant sales per square foot increased by 7.8% to $254.56 per square foot in 1998 from $236.20 per square foot in 1997. Total merchant occupancy cost per square foot decreased slightly from $21.36 in 1997 to $21.30 in 1998 and decreased as a percentage of reported sales from 8.39% to 7.65%, respectively. The decrease in the cost of merchant occupancy to reported sales is primarily due to an increase in the weighted average reported merchant sales per square foot for the Company's entire manufacturers' outlet portfolio.

Table 3 - Summary of Reported Merchant Sales(1)

     A summary of reported manufacturers' outlet merchant sales and related data for 1998, 1997 and 1996 follows:

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                              1998        1997         1996
 -----------------------------------------------------------------------------------------------------------------------------------

 Total reported merchant sales (in millions)(1).................................................   $3,169.3    $1,434.2     $1,044.3
                                                                                                   ========    ========     ========
 Weighted average reported merchant sales per square foot(2):
    All store sales.............................................................................   $ 254.56    $ 236.20     $ 229.08
                                                                                                   ========    ========     ========
    Same-space sales............................................................................   $ 248.44    $ 231.89
                                                                                                   ========    ========
 Total merchant occupancy cost per square foot(3)...............................................   $  21.30    $  21.36     $  21.12
                                                                                                   ========    ========     ========
 Cost of merchant occupancy to reported sales(4)................................................      8.37%       9.04%        9.22%
                                                                                                   ========    ========     ========
 Cost of merchant occupancy (excluding marketing contributions) to reported sales(5)............      7.65%       8.39%        8.64%
                                                                                                   ========    ========     ========
 ===================================================================================================================================

Notes:
(1) Total reported merchant sales summarizes gross sales generated by merchants and includes changes in merchant mix and the effect of new space created from the acquisition and opening of new and expanded manufacturers' outlet centers. Several of the Company's manufacturers' outlet centers were constructed, expanded or acquired during the time periods contained in TABLE 3 and therefore, reported sales for such new openings, expansions and acquisitions were reported only for the partial period and were not annualized. TABLE 3 should be read in conjunction with the information summarized under the caption "Properties--Portfolio of Properties".
(2) Weighted average reported sales per square foot is based on reported sales divided by the weighted average square footage occupied by the merchants reporting those sales. Same-space sales is defined as the weighted average reported merchant sales per square foot for space open since January 1, 1997.
(3) Total merchant occupancy cost per square foot includes base rents, percentage rents and tenant reimbursements which includes tenant marketing contributions.
(4) Computed as follows: total merchant occupancy cost per square foot divided by total weighted average reported merchant sales per square foot.
(5) Computed as follows: total merchant occupancy cost per square foot (excluding marketing contributions paid by merchants) divided by total weighted average reported merchant sales per square foot.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $29,633, or 79.0%, in 1998 over 1997. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

     As shown in TABLE 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 96.8% in 1998 compared to 96.4% in 1997. These levels reflect the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses. TABLE 4 sets forth recoveries from merchants as a percentage of total recoverable expenses for 1998, 1997, and 1996:

Table 4 - Tenant Recoveries as a Percentage of Total Recoverable Expenses

--------------------------------------------------------------------------------
                                                         Percentage of Expenses
Year                                                   Recovered from Tenants(1)
--------------------------------------------------------------------------------

1998.......................................................................96.8%
1997.......................................................................96.4%
1996...................................................................... 98.2%

================================================================================
Note:(1) Total recoverable expenses include property operating expenses and real estate taxes.

     Interest and other income increased by $775, or 7.5%, to $11,063 during the year ended December 31, 1998 as compared to $10,288 for the year ended December 31, 1997. The increase reflects higher (i) temporary tenant income of $1,432,
(ii) lease termination income of $475, and (iii) other ancillary income of $130. Partially offsetting these increases was a decrease in interest income of $1,262. The reduction in interest income was primarily the result of the use of a portion of the Company's expansion loan escrow account to fund certain of its development activities during 1997 and 1998. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

     Property operating expense increased by $23,192, or 78.6%, to $52,684 in 1998 compared to $29,492 in 1997. Real estate taxes expense increased by $7,288, or 77.4%, to $16,705 in 1998 from $9,417 in 1997. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansions and the Horizon Merger. As show in TABLE 5, depreciation and amortization expense increased by $26,244, or 98.2%, to $52,959 in 1998, compared to $26,715 in 1997. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

Table 5 - Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense for 1998, 1997 and 1996 are summarized as follows:

 -------------------------------------------------------------------------------
 Years ended December 31,                       1998          1997          1996
 -------------------------------------------------------------------------------

 Building and improvements...................$30,299       $13,987       $ 9,471
 Land improvements...........................  3,609         2,838         2,161
 Tenant improvements......................... 16,616         7,372         5,165
 Furniture and fixtures......................  1,316           858           671
 Leasing commissions(1)......................  1,119         1,660         1,788
                                             -------       -------       -------
       Total................................ $52,959       $26,715       $19,256
                                             =======       =======       =======
================================================================================

Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

     As shown in TABLE 6, interest expense increased by $24,582, or 68.1%, to $60,704 in 1998 compared to $36,122 in 1997. This increase reflects higher interest incurred of $27,194. Partially offsetting this item was an increase in the amount of interest capitalized in connection with development projects of $1,737, a decrease in amortization of deferred financing costs of $637, and a decrease in amortization of interest rate protection contracts of $238.

     The increase in interest incurred is primarily attributable to an increase of $379,018 in the Company's average debt outstanding during 1998 compared to 1997.

Table 6 - Components of Interest Expense

     The components of interest expense for 1998, 1997 and 1996 are summarized as follows:

 -------------------------------------------------------------------------------
 Years ended December 31,                      1998          1997          1996
 -------------------------------------------------------------------------------

 Interest incurred..........................$63,630       $36,436       $24,109
 Interest capitalized....................... (5,793)       (4,056)       (3,348)
 Amortization of deferred financing costs...  1,715         2,352         2,341
 Amortization of interest rate protection
     contracts..............................  1,152         1,390         1,383
                                            -------       -------       -------
       Total................................$60,704       $36,122       $24,485
                                            =======       =======       =======
 ===============================================================================

     Other charges increased by $3,262 to $6,496 in 1998 compared to $3,234 for 1997. This increase reflects (i) increased selling and marketing expenses of $2,162 associated with the Company's operation of the outlet store known as Designer Connection, (ii) a higher provision for potentially unsuccessful pre-development efforts of $508, (iii) an increase in the provision for uncollectible accounts receivable of $417, (iv) higher marketing costs of $121, and (v) an increase in other miscellaneous charges of $54.

     In connection with the closing of its merger with Horizon on June 15, 1998, the Company sold Indiana Factory Stores and Nebraska Crossing Factory Stores (collectively, the "Prime Transferred Properties") to HGP, for an aggregate consideration of $26,015 resulting in a second quarter loss of $15,461.

Table 7 - Capital Expenditures

     The components of capital expenditures for 1998, 1997 and 1996 are summarized as follows:

--------------------------------------------------------------------------------
Years ended December 31,                      1998         1997          1996

--------------------------------------------------------------------------------

New developments.....................  $   43,459      $ 34,175      $ 33,787
Property acquisitions, net...........   1,013,231 (1)   191,345(3)    131,593(4)
Property dispositions, net...........     (46,585)(2)         -             -
Expansions and renovations...........      98,705        37,941        20,428
Re-leasing tenant allowances.........       2,130           561           473
                                       ----------      --------      --------
      Total..........................  $1,110,940      $264,022      $186,281

================================================================================
Notes:
(1) Includes the assets acquired by the Company during 1998 in connection with its merger with Horizon, net of the spin-off of HGP.
(2) Includes the assets of the Prime Transferred Properties sold by the Company during 1998 to HGP in connection with the closing of the Horizon merger.
(3) Includes the assets acquired by the Company during 1997 consisting of (i) the purchase of seven manufacturers' outlet centers ($166,987) and (ii) the purchase of the Company's joint venture partner's partnership interest in Prime Outlet at Lodi ($24,358).
(4) Includes the assets acquired by the Company during 1996 consisting of (i) the purchase of two manufacturers' outlet centers ($71,770) and (ii) the purchase of the Company's joint venture partner's partnership interest in Prime Outlets at Grove City ($57,094).

Table 8 - Consolidated Quarterly Summary of Operations
------------------------------------------------------------------------------------------------------------------------------------
                                                            1998                                     1997
                                        ----------------------------------------------- --------------------------------------------
                                        Fourth        Third    Second        First       Fourth       Third      Second      First
                                       Quarter      Quarter   Quarter      Quarter      Quarter     Quarter     Quarter     Quarter
------------------------------------------------------------------------------------- ----------------------------------------------

Total revenues.....................   $ 77,516   $   73,187  $ 44,764     $ 37,508     $ 36,206   $ 31,549     $ 31,213    $ 30,162
Total expenses.....................     67,251       62,615    37,605       30,057       28,826     27,458       27,630      26,669
                                      --------   ----------  --------     --------     --------   --------     --------    --------
Income before loss on sale of real
   estate, minority interests and
   extraordinary item..............     10,265       10,572     7,159        7,451        7,380      4,091        3,583       3,493
Loss on sale of real estate........          -            -   (15,461)           -            -          -            -           -
                                      --------   ----------  --------     --------     --------   --------     --------    --------
Income (loss) before minority
   interests and extraordinary item.    10,265       10,572    (8,302)       7,451        7,380      4,091        3,583       3,493
(Income) loss allocated to minority
   interests.........................        -         (214)    3,219       (5,461)      (2,778)    (2,540)      (2,672)     (2,591)
                                      --------   ----------  --------     --------     --------   --------     --------    --------
Income (loss) before extraordinary
   item.............................    10,265       10,358    (5,083)       1,990        4,602      1,551          911         902
Extraordinary item - loss on early
   extinguishment of
   debt.............................         -            -         -            -            -     (2,061)           -           -
                                      --------   ----------  --------     --------     --------   --------     --------    --------
Net income (loss)...................    10,265       10,358    (5,083)       1,990        4,602       (510)         911         902
Income allocated to preferred
   shareholders.....................     6,956        6,741     6,741        4,166        3,446      3,094        3,093       3,093
                                       -------    ---------   -------      -------      -------    -------      -------     --------
Net income (loss) applicable to
   common shares....................   $ 3,309    $   3,617  $(11,824)     $(2,176)     $  1,156   $ (3,604)    $ (2,182)   $(2,191)
                                       =======    =========  ========      =======     =========   ========     ========    ========
Earnings per common share - basic
   and diluted:
     Income (loss) before
      extraordinary item............   $  0.08    $    0.09  $  (0.40)     $ (0.08)    $   0.04   $  (0.08)    $  (0.14)   $ (0.15)
     Extraordinary item.............         -            -         -            -            -      (0.11)           -          -
                                       -------    ---------  --------      -------     --------   --------     --------    --------
    Net income (loss)...............   $  0.08    $    0.09  $  (0.40)     $ (0.08)    $   0.04   $  (0.19)    $  (0.14)   $ (0.15)
                                       =======    =========  ========      =======     ========   ========     ========    =======
Weighted average common shares
   outstanding......................    42,736       42,314    29,859       27,295       27,295     19,159       15,795     14,344
                                       =======    =========  ========      =======     ========   ========     =======     =======
Distributions paid per common
    Share...........................   $ 0.295    $   0.295  $  0.795 (1)  $ 0.295     $  0.295   $  0.295     $  0.295    $ 0.295
                                       =======    =========  ========      =======     ========   ========     ========    =======
====================================================================================================================================

Note:

(1) Includes a special cash distribution of $0.50 per common share relating to the Company's merger with Horizon completed in June 1998 (see Note 3 - "Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements).

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

     Total revenues were $129,130 for the year ended December 31, 1997, compared to $89,040 for the year ended December 31, 1996, an increase of $40,090, or 45.0%. Base rents increased $23,336, or 42.7%, in 1997 compared to 1996. These increases are primarily due to the Portfolio Expansion, including the effect of the acquisition of seven manufacturers' outlet centers from unrelated third parties and the Company's purchase of its joint venture partner's 25% partnership interest in a manufacturers' outlet center on September 2, 1997. Straight-line rents (included in base rents) were $643 and $600 for the years ended December 31, 1997 and 1996, respectively. The average base rent per square foot for new manufacturers' outlet leases negotiated and executed by the Company was $15.52 and $15.36 for the years ended December 31, 1997 and 1996, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $1,290, or 64.9%, during the year ended December 31 1997 compared to the same period in 1996. This increase was attributable to higher reported merchant sales in 1997 and the Portfolio Expansion.

     As summarized in TABLE 3, merchant sales reported to the Company increased by $389.9 million, or 37.3%, to $1,434.2 million from $1,044.3 million for the years ended December 31, 1997 and 1996, respectively. The increase in total reported merchant sales is primarily due to the Portfolio Expansion, including the effect of the acquisition of certain properties in 1997. The weighted average reported merchant sales per square foot increased by 3.1% to $236.20 per square foot in 1997 from $229.08 per square foot in 1996. Total merchant occupancy cost per square foot increased slightly from $21.12 in 1996 to $21.36 in 1997 but decreased as a percentage of reported sales from 8.64% to 8.39%, respectively. The decrease in the cost of merchant occupancy to reported sales is primarily due to an increase in the weighted average reported merchant sales per square foot for the Company's entire manufacturers' outlet portfolio.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $12,265, or 48.6%, in 1997 over 1996. These increases are primarily due to the Portfolio Expansion, including the effect of the acquisition of seven manufacturers' outlet centers from unrelated third parties and the Company's purchase outlet center on September 2, 1997.

     As shown in TABLE 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 96.4% in 1997 compared to 98.2% in 1996. These levels reflect the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses.

     Interest and other income increased by $3,199, or 45.1%, to $10,288 during the year ended December 31, 1997 as compared to $7,089 for the year ended December 31, 1996. The increase reflects higher (i) interest income of $2,954,
(ii) gains on sales of land of $988, (iii) push cart income of $304, (iv) temporary tenant income of $218, and (v) all other ancillary income of $43. Partially offsetting these increases were reduced property development and construction management fees and leasing commissions of $1,308. The increase in interest income was primarily due to interest earnings on the Company's expansion loan escrow account included in restricted cash in the Consolidated Balance Sheets.

     Property operating expense increased by $9,071, or 44.4%, to $29,492 in 1997 compared to $20,421 in 1996. Real estate taxes expense increased by $4,129, or 78.1%, to $9,417 in 1997 from $5,288 in 1996. As shown in TABLE 5, depreciation and amortization expense increased by $7,459, or 38.7%, to $26,715 in 1997, compared to $19,256 in 1996. The increases in property operating, real estate taxes, and depreciation and amortization expense are primarily due to the Portfolio Expansion, including the acquisition of seven manufacturers' outlet centers from an unrelated third parties and the Company's purchase of its joint venture partner's partnership interest in two manufacturers' outlet centers.

     As shown in TABLE 6, interest expense increased by $11,637, or 47.5%, to $36,122 in 1997 compared to $24,485 in 1996. This increase reflects higher interest incurred of $12,327, an increase in amortization of deferred financing costs of $11, and an increase in amortization of interest rate protection contracts of $7. Partially offsetting these items was an increase in the amount of interest capitalized in connection with development projects of $708.

     The increase in interest incurred is primarily attributable to an increase of $166,015 in the Company's average debt outstanding during 1997 compared to 1996. The increase in interest incurred also reflects slightly higher weighted average interest rate for the year ended December 31, 1997 compared to the same period in 1996. The weighted average interest rates were 7.23% and 7.17% for 1997 and 1996, respectively.

     Other charges decreased by $5,352 to $3,234 in 1997 compared to $8,586 for 1996. The 1996 amount reflects a nonrecurring loss of $6,131 related to the prepayment of certain long-term debt. Excluding this nonrecurring loss, other charges increased by $779, or 31.2% in 1997. This increase reflects higher marketing costs of $272, an increase in the provision for uncollectible accounts receivable of $260, a higher provision for potentially unsuccessful pre-development efforts of $150, and an increase in other miscellaneous charges of $97.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the year ended December 31, 1998, net cash provided by operating activities was $61,335, net cash used in investing activities was $145,596, and net cash provided by financing activities was $83,653.

     The primary uses of cash for investing activities during 1998 included (i) costs associated with development and construction of new manufacturers' outlet centers and expansions to existing manufacturers' outlet centers aggregating 931,000 square feet of GLA which opened during 1998, (ii) costs associated with the completion of manufacturers' outlet centers and expansions to existing manufacturers' outlet centers aggregating 224,000 square feet of GLA which opened during 1997, and (iii) costs for pre-development activities associated with future developments.

     The sources of cash from financing activities during 1998 included proceeds from new borrowings of $467,998. Such proceeds were partially offset by (i) principal repayments on notes payable of $283,806, (ii) preferred and common stock distributions of $79,451, and (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $17,811.

     The Company anticipates that cash flow from (i) certain line of credit facilities, (ii) operations, (iii) new borrowings, (iv) refinancing of certain existing debt, (v) the potential sale of a joint venture interest in certain manufacturers' outlet centers, and (vi) the potential sale of equity or debt securities in the public or private capital markets will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year. There can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods. At December 31, 1998, unused commitments available for borrowings under various loan facilities were $37,392 in the aggregate.

Debt Repayments and Preferred Stock Dividends

     The  Company's  aggregate  indebtedness  was  $1,217,507  and  $515,265  at
December 31, 1998 and 1997, respectively. At December 31, 1998, such indebtedness had a weighted average maturity of 5.72 years and bore interest at a weighted average interest rate of 7.19% per annum. At December 31, 1998, $953,443, or 78.3%, of such indebtedness bore interest at fixed rates and $264,063, or 21.7%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable rates.

     The Company is obligated to repay $85,034 and $45,321 of mortgage indebtedness during 1999 and 2000, respectively. Annualized cumulative dividends on the Company's Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock"), Series B Cumulative Participating Convertible Preferred Stock, ("Series B Convertible Preferred Stock"), and Series C Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") outstanding as of December 31, 1998 are $6,038, $16,635, and $5,149, respectively. These dividends are paid quarterly, in arrears.

Repurchase of Shares of Series C Preferred Stock

     On March 31, 1999, the Company entered into an agreement pursuant to which it will repurchase all of its outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provides for the repurchase to occur in two stages. In the first stage, on March 31, 1999, the Company repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a $33,000 unsecured promissory note. The unsecured promissory note bears interest at a rate of 12.0% per annum, matures on September 30, 1999, requires monthly interest-only payments and may be prepaid by the Company at any time without penalty. Second, the Company will repurchase the remaining 1,063,636 shares of its Series C Preferred Stock for an aggregate purchase price of $10,636 on or before September 30, 1999. In addition, the sole holder of the Series C Preferred Stock waived the Company's obligation to comply with the financial covenants contained in its charter relating to the Series C Preferred Stock, as well as the rights of such holder to require the Company to repurchase the Series C Preferred Stock in certain circumstances at its original issuance price of $13.75 per share, plus accrued but unpaid distributions. This waiver is irrevocable.

Debt and Equity Offerings

     Management intends to continually have access to capital resources necessary to expand and develop its business and, accordingly, may seek to obtain additional funds through the potential sale of equity or debt securities in the public or private capital markets. On December 17, 1998, the Company registered with the Securities and Exchange Commission $400,000 of equity securities pursuant to a universal shelf registration statement on Form S-3.

Property Acquisitions

     During 1999, the Company will explore acquisitions of manufacturers' outlet centers in the United States and Western Europe as well as consider possible strategic acquisitions of other assets in the retail sector. The Company has evaluated and is evaluating such opportunities and prospects and will continue to do so throughout 1999. The Company cannot predict if any transaction will be consummated, nor the terms or form of consideration required.

Business Combination

     On June 15, 1998, the Merger Transactions as set forth in the agreement and plan of merger (the "Merger Agreement") between the Company and Horizon were consummated for an aggregate consideration of $1,134,682, including liabilities assumed and related transaction costs.

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

     Immediately prior to the merger, Horizon Partnership contributed 13 of its 35 centers to Horizon Group Properties, L.P., of which HGP, a subsidiary of Horizon, is the sole general partner. HGP was spun-off from the Company on June 15, 1998. The remaining 22 outlet centers of Horizon were integrated into the Company's existing portfolio. On June 19, 1998, all of the common equity of HGP was distributed to the convertible preferred and common shareholders and unitholders of the Company and its Operating Partnership and the shareholders and limited partners of Horizon and Horizon Partnership based on their ownership in the Company immediately following consummation of the merger. One share of common stock of HGP was distributed for every 20 shares of Common Stock and Series C Preferred Stock of the Company and for every 20 Common Units of the Operating Partnership. Additionally, approximately 1.196 shares of the common stock of HGP were distributed for every 20 shares of Series B Convertible Preferred Stock of the Company.

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

     The merger has been accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Certain assumptions were made which management of the Company believes are reasonable.

     The operating results of those properties acquired have been included in the Company's consolidated results of operations commencing on the date of acquisition. The operating results of the Prime Transferred Properties have been included in the Company's consolidated results of operations through the date of disposition.

Debt Transactions

     On March 18, 1998, the Company obtained from a financial institution a commitment for a construction mortgage loan (the "Construction Mortgage Loan") relating to Phase I of Prime Outlets at Hagerstown ("Hagerstown") in an amount not to exceed $21,600 which was subsequently increased to $32,860 on October 2, 1998 as a result of obtaining a commitment for construction financing on Phase
II. The Construction Mortgage Loan (i) bears a variable interest rate at 30-day LIBOR plus 1.50%, (ii) matures on June 1, 2004, (iii) requires monthly interest-only payments through May 31, 2002, and (iv) requires monthly principal and interest payments thereafter. The Construction Mortgage Loan is collateralized by a first mortgage on Hagerstown. At December 31, 1998, the Construction Mortgage Loan had an outstanding principal balance of $29,914.

     On June 15, 1998, the Company closed on $292,000 of loan facilities with a financial institution. The transaction provided (i) a $180,000 nonrecourse permanent loan (the "Permanent Loan") and (ii) a $112,000 full recourse secured revolving loan of which $95,000 was funded (the "Secured Revolving Loan"). The Permanent Loan is (i) collateralized by first mortgages on four manufacturers' outlet centers, (ii) bears a fixed rate of interest of 6.99%, (iii) requires monthly principal and interest payments pursuant to an approximate 26-year amortization schedule, and (iv) matures on July 11, 2008. The Secured Revolving Loan is (i) collateralized by first mortgages on six manufacturers' outlet centers, (ii) bears a variable rate of interest equal to 30-day LIBOR plus 1.35%, (iii) requires monthly interest-only payments, and (iv) matures on June 11, 2001.

     On September 25, 1998, the Company closed on a $40,000 unsecured revolving loan (the "Unsecured Revolving Loan") with a financial institution. The Unsecured Revolving Loan (i) bears interest equal to 30-day LIBOR plus 1.75%,
(ii) requires monthly interest-only payments, and (iii) matures on September 11, 2001. At December 31, 1998, the Unsecured Revolving Loan had an outstanding principal balance of $40,000. The Unsecured Revolving Loan requires compliance with certain financial loan covenants including those relating to the Company's
(i) total outstanding variable indebtedness, (ii) total outstanding indebtedness to market value, as defined, (iii) consolidated net worth, as defined, and (iv) debt service coverage ratio.

     On December 31, 1998, the Company entered into an agreement to purchase, at its option, its joint venture partner's 50% ownership interest in Arizona Factory Shops Partnership for total consideration of approximately $35,000. The option expires on April 28, 1999. If the Company exercises its option, the Company will own 100% of Prime Outlets at New River which contains approximately 326,000 square feet and was 95% leased at December 31, 1998.

     As of December 31, 1998, the Company is a guarantor or otherwise obligated with respect to an aggregate of $39,479 of the indebtedness of HGP and its affiliates. As of December 31, 1998, the components of such indebtedness included (i) a mortgage loan with an outstanding balance of $11,793 which bears interest at a rate of prime, matures in April 1999, and is collateralized by a first mortgage on Phases II and III of property located in Patchogue, New York;
(ii) a mortgage loan with an outstanding balance of $10,731 which bears interest at a rate of 10.25%, matures in July 2018, and is collateralized by a first mortgage on Phase I of property located in Patchogue, New York; (iii) a loan with an outstanding balance of $2,645 which bears interest at a rate of prime and matures in December 2000; and (v) an unsecured revolving credit facility with an outstanding balance of $4,000 which bears a rate of interest of prime and matures in April 1999. In addition, the Company is a guarantor of $10,000 of obligations under HGP's $108,205 secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by 13 properties located throughout the United States. The Company is pursuing an agreement with HGP pursuant to which it would purchase HGP's general partnership interest and a portion of a third party's limited partnership interest in the Bellport Outlet Center and undeveloped parcels located in Patchogue, New York. If the agreement is consummated, it is expected that the aggregate indebtedness of HGP for which the Company remains contingently liable as a guarantor would be reduced to $12,955.

     On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of all of Horizon's rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with Horizon's interest in certain vacant property located adjacent to the center. As of December 31, 1998, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $29,134 at December 31, 1998, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Planned Development

     Management   believes  that  there  is  sufficient   demand  for  continued
development of new manufacturers' outlet centers and expansions of certain existing manufacturers' outlet centers. The Company opened 931,000 square feet of GLA during 1998 including

     Prime Outlets at Lebanon which opened on April 17, 1998 and Prime Outlets at Hagerstown of which Phase I opened on August 7, 1998 and Phase II opened on November 20, 1998. Prime Outlets at Lebanon is located in Lebanon, Tennessee, approximately 25 miles east of Nashville, and contains 208,000 square feet of GLA. Prime Outlets at Lebanon was 98% leased at December 31, 1998. Prime Outlets at Hagerstown is located in Hagerstown, Maryland, west of Baltimore and northwest of Washington, D.C., and contains 321,000 square feet of GLA in the aggregate Prime Outlets at Hagerstown was 93% leased at December 31, 1998. At December 31, 1998, the remaining budgeted capital expenditures for 1998 planned developments aggregated approximately $16,154. Management believes that the Company has sufficient capital and capital commitments to fund the remaining capital expenditures associated with its 1998 development activities. These funding requirements are expected to be met, in large part, with the proceeds from various loan facilities.

     The Company currently plans to open one new manufacturers' outlet center and four expansions to existing manufacturers' outlet centers in 1999 that are expected to contain approximately 555,000 square feet of GLA, in the aggregate, and have a total expected development cost of approximately $85,000. The Company expects to fund the development cost of these projects from (i) certain line of credit facilities, (ii) retained cash flow from operations, (iii) construction loans, and (iv) the potential sale of equity or debt securities in the public or private capital markets. As of December 31, 1998, the Company had committed $17,931 with regard to the construction of the new manufacturers' outlet center and expansions scheduled to open in 1999. There can be no assurance that the Company will be successful in obtaining the required amount of capital or debt financing for the 1999 planned openings or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

Taxability of Distributions

     TABLE 9 summarizes the taxability of distributions paid during (i) the period from January 1 to June 15, 1998, (ii) the period from June 16 to December 31, 1998, and (iii) the year ended December 31, 1997. Distributions paid by the Company out of its current or accumulated earnings and profits (and not designated as capital gains dividends) will constitute taxable distributions to each holder. To the extent the Company makes distributions (not designated as capital gains dividends) in excess of its current and accumulated earnings and profits, such distributions will be treated first as a tax-free return of capital to each holder, reducing the adjusted basis which such holder has in his shares of stock by the amount of such distributions (but not below zero), with distributions in excess of a holder's adjusted basis in his stock taxable as capital gains (provided that the shares have been held as a capital asset).

Table 9 - Taxability of Distributions
 -----------------------------------------------------------------------------------------------------------------------------------
                                                                        Period from    Period from
                                                                        January 1 to     June 16 to              Year ended
                                                                            June 15,    December 31,           December 31,
                                                                                1998            1998                   1997
 -----------------------------------------------------------------------------------------------------------------------------------

Senior Preferred Stock
     Ordinary income.....................................                      100.0%          100.0%                  100.0%
Series B Convertible Preferred Stock
     Ordinary income.....................................                      100.0%           63.7%                   91.3%
     Return of capital...................................                          -            36.3%                    8.7%
Series C Preferred Stock
     Ordinary income.....................................                       18.7%              -                       -
     Return of capital....................................                      81.3           100.0%                      -
Common Stock
     Return of capital....................................                     100.0%          100.0%                  100.0%

 ===================================================================================================================================

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

Year 2000

     The year 2000 ("Y2K") issue refers generally to computer applications using only the last two digits to refer to a year rather than all four digits. As a result, these applications could fail or create erroneous results if they recognize "00" as the year 1900 rather than the year 2000. The Company has taken Y2K initiatives in the following three general areas:

Information Technology

     The Company has focused its efforts on the high-risk areas of the corporate office computer hardware, operating systems and software applications. The principal risks to the Company relating to its information technology are failure to correctly bill tenants and pay invoices. However, the Company's assessment and testing of existing equipment revealed that its hardware, network operating systems and software applications are Y2K compliant.

Non-information Technology

     Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. Based on the Company's inquiry of the building owner, the corporate office's non-information technology is expected to be Y2K compliant by mid-1999. The Company is in the process of identifying date sensitive systems and equipment at its outlet centers. To date, the Company has not identified any critical non-compliant systems. Assessment and testing of non-information technology at the Company's outlet centers is expected to be completed by mid-1999.

Third Parties

     The Company has third-party relationships with tenants and suppliers and contractors. Many of these third parties are publicly-traded corporations and subject to disclosure requirements. The Company has begun assessment of major third parties' Y2K readiness including tenants, key suppliers of outsourced services including stock transfer, debt servicing, banking collection and disbursement, payroll and benefits, while simultaneously responding to their inquiries regarding the Company's readiness. The principal risks to the Company in its relationships with third parties are the failure of third-party systems used to conduct business such as (i) tenants being unable to stock stores with merchandise, use cash registers, and pay invoices; (ii) banks being unable to process receipts and disbursements; (iii) vendors being unable to supply needed materials and services to the centers; and (iv) processing of outsourced employee payroll. Based on Y2K compliance work done to date, the Company has no reason to believe that key tenants, banks and suppliers will not be Y2K compliant in all material respects or cannot be replaced within an acceptable timeframe. Additionally, the Company has obtained or is in the process of obtaining compliance certification from suppliers of key services.

     Contingency plans generally involve the development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for potential third party Y2K failures. Based on the Company's current assessment of Y2K readiness relating to information technology, non-information technology, and third parties, the Company has not implemented a Y2K contingency plan to date. However, the Company will continue to assess the need for such a plan.

     Currently, the Company believes its cost to successfully mitigate the Y2K issue, estimated at less than $250, has not been and is not anticipated to be material to the Company's financial position or results from operations. However, the Company's description of its Y2K compliance issue is based upon information obtained by management through evaluations of internal business systems and from inquiries of key tenants and major vendors concerning their compliance efforts. If key tenants or major vendors with whom the Company does business fail to adequately address their Y2K issues, the Company's financial position or results from operations could be materially adversely affected.

Impact of Recently Issued Accounting Standards

     In March 1998 the American Institute of Certified Public Accountants' ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." This statement, which is effective for fiscal years beginning after December 15, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company does not anticipate a material impact on its results of operations and financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This statement, which is effective for fiscal years beginning after December 15, 1998, requires that costs of start-up activities, including organization costs, be expensed as incurred. The Company does not anticipate a material impact on its results of operations and financial position.

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

     Management bleieves that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing the performance of the Company. The Company's FFO is not comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than does the Company. Therefore, the Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

     TABLE 10 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the years ended December 31, 1998, 1997 and 1996. FFO increased $42,235, or 90.4% to $88,953 for the year ended December 31, 1998 from $46,718 for the year ended December 31, 1997. This increase in FFO is primarily attributable to the Portfolio Expansion and the Horizon Merger.

Table 10 - Funds from Operations
------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                            1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Income before allocations to minority interests and preferred shareholders..............        $ 19,986     $ 18,547     $  6,986
FFO adjustments:
Loss on sale of real estate.............................................................          15,461            -            -
Real estate depreciation and amortization...............................................          52,295       26,413       18,703
Unconsolidated joint venture adjustments................................................           1,211        1,758        1,948
                                                                                                 -------     --------     --------
FFO before allocations to minority interests and preferred shareholders.................         $88,953     $ 46,718     $ 27,637
                                                                                                 =======     ========     ========
Other Data:
Net cash provided by operating activities...............................................        $ 61,335     $ 49,856     $ 45,191
Net cash used in investing activities...................................................        (145,596)    (229,956)    (232,290)
Net cash provided by financing activities...............................................          83,653      182,549      176,096
====================================================================================================================================

     The payout ratios based on distributions made by the Company divided by FFO for 1998, 1997 and 1996 were 94.0%, 103.7%, and 106.4%, respectively.

Table 11- Consolidated Quarterly Summary of Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                 1998                                       1997
                                              ------------------------------------------- ------------------------------------------
                                                   Fourth     Third    Second     First      Fourth      Third    Second     First
                                                  Quarter   Quarter   Quarter   Quarter     Quarter    Quarter   Quarter   Quarter
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before allocations to
   minority interests and preferred
   shareholders............................       $ 10,265  $ 10,572  $ (8,302)  $ 7,451     $  7,380  $  4,091   $ 3,583  $  3,493
FFO adjustments:
Loss on sale of real estate................              -         -    15,461         -            -         -         -         -
 Real estate depreciation and amortization..        18,475    16,327     9,792     7,701        7,108     6,558     6,473     6,274
Unconsolidated joint venture adjustments...            303       303       302       303          288       455       530       485
                                                  --------  --------  --------   -------     --------  --------   -------  --------
FFO before allocations to minority interests
   and preferred shareholders..............       $ 29,043  $ 27,202  $ 17,253   $15,455     $ 14,776  $ 11,104   $10,586  $ 10,252
                                                  ========  ========  ========   =======     ========  ========   ======== ========
Other Data:
Net cash provided by (used in) operating
   activities..............................       $  8,817  $ 34,346  $(7,406)   $25,578     $ 15,298  $ 18,301   $ 9,301  $  6,956
 Net cash used in investing activities.....        (22,750)  (44,469) (50,975)   (27,402)    (123,220)  (41,697)  (17,492)  (47,547)
Net cash provided by (used in) financing
   activities..............................          5,940     5,144   76,595     (4,026)      90,518    46,188   (10,906)   56,749
====================================================================================================================================

     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

Market Risk Sensitivity

Interest Rate Risk

     In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity. Variable interest rates are based on the weighted average rates of the portfolio at December 31, 1998.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                           1999          2000          2001          2002          2003     Thereafter       Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate:
Principal...........................    $16,306       $43,150       $ 50,742       $88,985      $348,735      $405,526      $953,444
Average interest rate...............      7.15%         7.07%          7.23%         6.97%         7.76%         7.04%         7.31%
Variable rate:
Principal...........................    $68,728       $ 2,171       $135,000       $   386      $    774      $ 57,004      $264,063
Average interest rate...............      7.11%         7.23%          6.94%         7.13%         7.13%         5.51%         6.68%
====================================================================================================================================


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information  required by this Item is set forth at the pages  indicated  in
Item 14(a) below.

             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or before April 30, 1999.

                                     PART IV

     ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

         Report of Independent Auditors                                      F-1
         Consolidated Balance Sheets as of December 31, 1998 and 1997        F-2
         Consolidated  Statements  of  Operations  for the years ended
            December 31, 1998, 1997 and 1996                                 F-3
         Consolidated  Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                                 F-4
         Consolidated  Statements of Shareholders' Equity for the
            years ended December 31, 1998, 1997 and 1996                     F-6
         Notes to Consolidated Financial Statements                          F-7

      2.  Financial Statement Schedules

         The following financial statement schedule is included in Item 14 (d):
         Report of Independent Auditors on Schedule (included with
           consent filed as Exhibit 23)
         Schedule III--Real Estate and Accumulated Depreciation             F-21
         Notes to Schedule III                                              F-23

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

3.  Exhibits

Exhibit
Number                               Description


3.1  Amended and Restated  Articles of Incorporation  of Prime Retail,  Inc.

3.2 Articles Supplementary of Prime Retail, Inc. relating to Series B Preferred Stock

3.3  Amended and Restated By-Laws of Prime Retail, Inc.

4.1 Form of Series A Preferred Stock Certificate [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

4.2 Form of Series B Preferred Stock Certificate [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

4.3 Form of Common Stock Certificate [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

Exhibit
Number                                 Description


4.4 Form of Series C Preferred Stock Certificate [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-3]

10.1   Third  Amended  and  Restated  Agreement  of Limited  Partnership  of
       Prime Retail, L.P. dated as of October 15, 1998 and effective as of June 15, 1998.

10.1A Common Unit Contribution Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11(Registration No. 333-1666).]

#10.2 1994 Stock Incentive Plan [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

#10.3 1995 Stock Incentive Plan [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

#10.4 Executive Employment Agreement (Michael W. Reschke) [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended File No. 0-23616).]

10.5 Combined Service and Special Distribution and Allocation Agreement Abraham Rosenthal) [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

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

10.6B Indemnification and Option Agreement by and between the Prime Group,Inc., William H. Carpenter, Jr. and the Carpenter Family Associates LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

#10.7  Form  of  Executive   Employment   Agreement   (David  G.   Phillips)
       [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

#10.8 Letter Agreement with R. Bruce Armiger [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

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

10.13 Purchase Option Agreement(Northgate Plaza--Excluded Parcel)[Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

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

10.15 Registration Rights Agreement dated June 15, 1998 by and between Prime Retail, Inc. and Prime Retail, L.P. for the benefit of holders of common units of Prime Retail, L.P. and certain stockholders of Prime Retail, Inc.

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

10.19 Second Amended and Restated Subscription Agreement of Abraham Rosenthal regarding Common Units of Prime Retail, L.P.[Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.20 Second Amended and Restated Subscription Agreement of William H. Carpenter, Jr. regarding Common Units of Prime Retail, L.P.[Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

#10.21 Consulting Agreement between the Company and Marvin Traub Associates,
       Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

Exhibit
Number                        Description


10.22 Secured Promissory Note of Rosenthal Family LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended
        (File No. 0-23616).]

10.22A Allonge related to the Secured Promissory Note of Rosenthal Family LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.23 Secured Promissory Note of Carpenter Family Associates LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended
        (File No 0-23616).]

10.23A Allonge related to the Secured Promissory Note of Carpenter Family Associates LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-
         1784).]

10.24 Pledge and Security Agreement of Rosenthal Family LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.25 Pledge and Security Agreement of Carpenter Family Associates LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No.0-23616).]

10.26 Guaranty of Abraham Rosenthal with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.26A Reaffirmation of Pledge and Guaranty with respect to the Restricted Common Units of Rosenthal Family LLC and Abraham Rosenthal [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.27 Guaranty of William H. Carpenter, Jr. with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.27A Reaffirmation of Pledge and Guaranty with respect to the Restricted Common Units of Carpenter Family Associates LLC and William H. Carpenter, Jr. [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-
        1784).]

10.28 Waiver, Recontribution and Indemnity Agreement by the Limited Partners [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.29 Indemnity Agreement made by the Company in favor of The Prime Group, Inc. and Prime Group Limited Partnership [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

10.30 Promissory Note dated October 31, 1996 by and between Prime Retail, L.P. and Nomura Asset Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-233616).]

Exhibit
Number                            Description

10.30A Form of Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filings with Nomura Asset Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

10.31 Form of Standby Bond Purchase and Indemnity Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

10.32 Consulting Agreement between the Company and Financo, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

10.33 Amended and Restated Agreement and Plan of Merger among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., Horizon Group Properties, Inc., Horizon Group Properties, L.P., and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated February 1, 1998 (File No. 0-23616).]

10.34 Agreement among Prime Retail, Inc., Horizon Group, Inc., Mr. David H. Murdock, Castle & Cooke Properties, Inc., and Pacific Holding Company dated as of February 1, 1998 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated February 1, 1998 (File No. 0-23616).]

#10.35 Letter Agreement with David G. Phillips regarding the purchase of units in Prime Retail, L.P. dated August 6, 1996. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No.0-23616).]

#10.36 Non-employee Director Stock Plan [Incorporated by reference to Appendix I in the Company's registration statement on Form S-4 (File No.333-51285).]

#10.37 1998 Long-Term Stock Incentive Plan [Incorporated by reference to Appendix J in the Company's registration statement on Form S-4 (File No. 333-51285).]

#10.38  Description of the 1999 Long-Term Incentive Program.

12 Statement re Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends

21      Subsidiaries of Prime Retail, Inc.

23      Consent of Ernst & Young LLP

27.1    Financial Data Schedule
---------------------------------
     Note:
     # Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

 (b)    Reports on Form 8-K

     None

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

                                                   PRIME RETAIL, INC.

Dated:  March 31, 1999                            /s/ Abraham Rosenthal
                                                  ---------------------
                                                  Abraham Rosenthal
                                                 Chief Executive Officer

Dated:  March 31, 1999                           /s/ Robert P. Mulreaney
                                                 -----------------------
                                                 Robert P. Mulreaney
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         /s/ Michael W. Reschke                                   March 31, 1999
         ----------------------
         Michael W. Reschke
         Chairman of the Board

         /s/ Abraham Rosenthal                                    March 31, 1999
         ---------------------
         Abraham Rosenthal
         Chief Executive Officer and Director

         /s/ William H. Carpenter, Jr.                            March 31, 1999
         ----------------------------
         William H. Carpenter, Jr.
         President, Chief Operating Officer and Director

         /s/ Glenn D. Reschke                                     March 31, 1999
         --------------------
         Glenn D. Reschke
         Executive Vice President - Development and
         Acquisitions and Director

         /s/ William P. Dickey                                    March 31, 1999
         ---------------------
         William P. Dickey
         Director

         /s/ Terence C. Golden                                    March 31, 1999
         ---------------------
         Terence C. Golden
         Director

         /s/ Norman Perlmutter                                    March 31, 1999
         ---------------------
         Norman Perlmutter
         Director

         /s/ Robert D. Perlmutter                                 March 31, 1999
         ------------------------
         Robert D. Perlmutter
         Director

         /s/ Kenneth A. Randall                                   March 31, 1999
         ----------------------
         Kenneth A. Randall
         Director

         /s/ Sharon Sharp                                         March 31, 1999
         ----------------
         Sharon Sharp
         Director

         /s/ James R. Thompson                                    March 31, 1999
         ---------------------
         James R. Thompson
         Director

         /s/ Marvin S. Traub                                      March 31, 1999
         -------------------
         Marvin S. Traub
         Director

                         Report of Independent Auditors



To the Board of Directors and Shareholders
Prime Retail, Inc.


We have audited the accompanying consolidated balance sheets of Prime Retail, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP



Baltimore, Maryland
January 29, 1999, except
for paragraph 7 of Note 9,
as to which the date
is March 31, 1999

                               Prime Retail, Inc.
                           Consolidated Balance Sheets
                (Amounts in thousands, except share information)


 -----------------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                                                     1998         1997
 -----------------------------------------------------------------------------------------------------------------------------------

 Assets
 Investment in rental property:
    Land                                                                                                    $  206,386     $ 66,277
    Buildings and improvements..........................................................................     1,753,641      779,191
    Property under development..........................................................................        45,068       53,139
    Furniture and equipment.............................................................................        10,627        6,175
                                                                                                            ----------     --------
                                                                                                             2,015,722      904,782
    Accumulated depreciation............................................................................      (127,747)     (82,033)
                                                                                                            ----------     --------
                                                                                                             1,887,975      822,749
Cash and cash equivalents..............................................................................          5,765        6,373
 Restricted cash........................................................................................        34,969       41,736
 Accounts receivable, net...............................................................................        21,233        9,745
 Deferred charges, net..................................................................................        12,518       16,206
 Due from affiliates, net...............................................................................           988        1,052
 Investment in partnerships.............................................................................         8,386        3,278
 Other assets...........................................................................................         4,630        3,044
                                                                                                            ----------    ---------
          Total assets..................................................................................    $1,976,464    $ 904,183
                                                                                                            ==========    =========
 Liabilities and Shareholders' Equity
 Bonds payable..........................................................................................    $   32,900    $  32,900
 Notes payable..........................................................................................     1,184,607      482,365
 Accrued interest.......................................................................................         7,878        3,767
 Real estate taxes payable..............................................................................        11,229        4,639
 Construction costs payable.............................................................................         3,754        5,849
 Accounts payable and other liabilities.................................................................        69,879       20,210
                                                                                                            ----------     --------
          Total liabilities.............................................................................     1,310,247      549,730
 Minority interests.....................................................................................        22,483        9,925
 Shareholders' equity:
    Shares of preferred stock, 24,315,000 shares authorized:
       10.5% Series A Senior Cumulative Preferred Stock, $.01 par value
         (liquidation preference of $57,500), 2,300,000 shares issued and outstanding...................            23           23
       8.5% Series B Cumulative Participating Convertible Preferred Stock, $.01 par
         value (liquidation preference of $195,703 and $74,545, respectively), 7,828,125
         and 2,981,800 shares issued and outstanding, respectively......................................            78           30
       Series C Cumulative Convertible Redeemable Preferred Stock, $.01 par value
         (liquidation preference of $60,000 and $50,000, respectively), 4,363,636 and 3,636,363 shares
         issued and outstanding, respectively...........................................................            44           36
    Shares of common stock, 150,000,000 shares authorized:
       Common stock, $.01 par value, 42,736,742 and 27,294,951 issued and outstanding, respectively.....           427          273
    Additional paid-in capital..........................................................................       759,105      398,188
    Distributions in excess of net income...............................................................      (115,943)     (54,022)
                                                                                                            ----------    ---------
          Total shareholders' equity....................................................................       643,734      344,528
                                                                                                            ----------    ---------
              Total liabilities and shareholders' equity................................................    $1,976,464    $ 904,183
                                                                                                            ==========    =========
 ===================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
              (Amounts in thousands, except per share information)


 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                          1998           1997         1996
 -----------------------------------------------------------------------------------------------------------------------------------
 Revenues
 Base rents................................................................................... $148,376       $ 78,046     $ 54,710
 Percentage rents.............................................................................    6,384          3,277        1,987
 Tenant reimbursements........................................................................   67,152         37,519       25,254
 Interest and other...........................................................................   11,063         10,288        7,089
                                                                                               --------       --------     --------
       Total revenues.........................................................................  232,975        129,130       89,040
 Expenses
 Property operating...........................................................................   52,684         29,492       20,421
 Real estate taxes............................................................................   16,705          9,417        5,288
 Depreciation and amortization................................................................   52,959         26,715       19,256
 Corporate general and administrative.........................................................    7,980          5,603        4,018
 Interest.....................................................................................   60,704         36,122       24,485
 Other charges................................................................................    6,496          3,234        8,586
                                                                                               --------       --------     --------
       Total expenses.........................................................................  197,528        110,583       82,054
                                                                                               --------       --------     --------
 Income before loss on sale of real estate, minority interests and extraordinary item.........   35,447         18,547        6,986
 Loss on sale of real estate..................................................................  (15,461)             -            -
                                                                                               --------       --------     --------
 Income before minority interests and extraordinary item......................................   19,986         18,547        6,986
 (Income) loss allocated to minority interests................................................   (2,456)       (10,581)       2,092
                                                                                               --------       --------     --------
 Income before extraordinary item.............................................................   17,530          7,966        9,078
 Extraordinary item - loss on early extinguishment of debt,
    net of minority interests in the amount of $0 in 1998 and 1997 and $3,263 in 1996.........        -         (2,061)      (1,017)
                                                                                               --------       --------     --------
 Net income...................................................................................   17,530          5,905        8,061
 Income allocated to preferred shareholders...................................................   24,604         12,726       14,236
                                                                                               --------       --------     --------
 Net loss applicable to common shares......................................................... $ (7,074)      $ (6,821)    $ (6,175)
                                                                                               ========       ========     ========
 Earnings per common share - basic and diluted:
       Loss before extraordinary item......................................................... $  (0.20)      $  (0.25)    $  (0.63)
       Extraordinary item.....................................................................        -          (0.11)       (0.12)
                                                                                               --------       --------     --------
       Net loss............................................................................... $  (0.20)      $  (0.36)    $  (0.75)
                                                                                               ========       ========     ========
 Weighted average common shares outstanding...................................................   35,612         19,189        8,221
                                                                                               ========       ========     ========
 ===================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)
 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                             1998         1997        1996
 -----------------------------------------------------------------------------------------------------------------------------------
 Operating Activities
 Net income...................................................................................     $17,530      $ 5,905     $ 8,061
 Adjustments to reconcile net income to net cash provided by operating activities:
       Income (loss) allocated to minority interests..........................................       2,456       10,581      (2,092)
       Extraordinary loss for early extinguishment of debt, net...............................           -        2,061       1,017
       Write-off of financing costs related to early extinguishment of debt...................           -            -       6,131
       Loss on sale of real estate............................................................      15,461            -           -
       Depreciation...........................................................................      51,840       25,055      17,468
       Amortization of deferred financing costs and interest rate protection contracts........       2,867        3,742       3,724
       Amortization of leasing commissions....................................................       1,119        1,660       1,788
       Provision for uncollectible accounts receivable........................................       1,387          970         710
       Gain on sale of land...................................................................        (274)        (904)          -
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable................................................     (17,605)      (4,619)      1,945
    (Increase) decrease in other assets.......................................................      (4,185)       1,400      (3,597)
    Increase (decrease) in other liabilities..................................................     (11,620)       3,381       9,785
    Increase in accrued interest..............................................................       2,279          127         606
    (Increase) decrease in due from affiliates, net...........................................          80          497        (355)
                                                                                                   -------      -------     -------
       Net cash provided by operating activities..............................................      61,335       49,856      45,191
 Investing Activities                                                                              -------      -------     -------
 Purchase of land.............................................................................           -         (667)       (953)
 Additions to buildings and improvements......................................................     (46,862)     (20,390)    (85,103)
 Increase in property under development.......................................................     (89,190)     (49,668)    (11,566)
 Acquisition of outlet centers................................................................           -     (159,232)   (134,668)
 Acquisition of Horizon, net of cash acquired and spin-off of HGP.............................     (35,559)           -           -
 Proceeds from sale of Prime Transferred Properties...........................................      26,015            -           -
                                                                                                  --------     --------     -------
       Net cash used in investing activities..................................................    (145,596)    (229,956)   (232,290)
 Financing Activities                                                                             --------     --------     -------
 Net proceeds from offerings..................................................................           -      242,729      36,948
 Proceeds from notes payable..................................................................     467,998      160,057     591,520
 Principal repayments on notes payable........................................................    (283,806)    (175,683)   (397,951)
 Deferred financing fees......................................................................      (3,277)        (583)    (18,036)
 Distributions and dividends paid.............................................................     (79,451)     (33,605)    (27,470)
 Distributions to minority interests..........................................................     (17,811)     (10,366)     (8,915)
                                                                                                  --------     --------     -------
       Net cash provided by financing activities..............................................      83,653      182,549     176,096
                                                                                                  --------     --------     -------
 Increase (decrease) in cash and cash equivalents.............................................        (608)       2,449     (11,003)
 Cash and cash equivalents at beginning of period.............................................       6,373        3,924      14,927
                                                                                                  --------     --------     -------
 Cash and cash equivalents at end of period...................................................    $  5,765     $  6,373     $ 3,924
                                                                                                  ========     ========     ========

 ===================================================================================================================================

See accompanying notes to financial statements.


                               PRIME RETAIL, INC.
                Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)

     Supplemental Disclosure of Noncash Investing and Financing Activities:
------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                     1998              1997         1996
------------------------------------------------------------------------------------------------------------------------------------

Assumption of notes payable.....................................................        $      -         $  31,368     $       -
                                                                                        ========         =========     =========

     The following assets and liabilities were acquired and sold in connection with the consummation of the Merger Transactions on June 15, 1998:
Acquisition of Horizon, net of spin-off of HGP:

    Fair value of assets acquired.................................  $ 1,014,973
    Cash paid, net of cash and cash equivalents acquired..........      (35,559)
    Common shares issued..........................................     (214,282)
    Common units issued...........................................      (56,023)
    Series B convertible preferred shares issued..................     (118,735)
                                                                    -----------
    Fair value of liabilities assumed...........................    $   590,374
                                                                    ===========
Disposition of Prime Transferred Properties:
    Book value of assets disposed...............................    $    42,218
    Cash received...............................................        (26,015)
    Loss on sale...............................................         (15,461)
                                                                    -----------
    Liabilities disposed......................................      $       742
                                                                    ===========
================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                 Consolidated Statements of Shareholders' Equity
                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                             Series A    Series B     Series C               Additional  Distributions      Total
                                            Preferred   Preferred     Preferred    Common      Paid-in   in Excess of  Shareholders'
                                              Stock       Stock          Stock     Stock      Capital     Net Income       Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1996...................    $  23     $    70                   $  29     $128,275     $  (6,913)   $    121,484
Series B preferred stock exchanged and
  retired (4,209,000 shares) for common
  (6,734,323 shares).......................        -         (42)                     67       (1,822)            -          (1,797)
Issuance of 3,795,328 shares of common
   stock, net of issuance costs............        -           -                      38       38,893             -          38,931
Net income.................................        -           -                       -            -         8,061           8,061
Common distributions declared
   ($1.325 per share).....                         -           -                       -            -       (10,998)        (10,998)
Preferred distributions and dividends
   declared:
        Series A ($2.625 per share)........        -           -                       -            -        (6,037          (6,037)
        Series B ($2.125 per share)........        -           -                       -            -       (10,435)        (10,435)
                                               -----       -----                   -----     --------     ---------     -----------
Balance, December 31, 1996.................       23          28                     134      165,346       (26,322)        139,209
Issuance of 175,800 shares of Series B
   preferred stock, net of issuance cost....       -           2                       -        3,798             -           3,800
Issuance of 13,890,300 shares of common
   stock, net of issuance cost..............       -           -                     139      180,035             -         180,174
Issuance of 3,636,363 shares of Series C
    preferred stock, net of issuance cost...       -           -       $   36          -       49,009             -          49,045
Net income..................................       -           -            -          -            -         5,905           5,905
Common distributions declared
    ($1.18 per share).......................       -           -            -          -            -       (21,232)        (21,232)
Preferred distributions and dividends
    declared:
         Series A ($2.625 per share)........       -           -            -          -            -        (6,037)         (6,037)
         Series B ($2.125 per share)........       -           -            -          -            -        (6,336)         (6,336)
                                               -----       -----       ------      -----     --------     ---------     -----------
Balance, December 31, 1997..................      23          30           36        273      398,188       (54,022)        344,528
Issuance of 14,466,329 shares of common
   stock, net of issuance cost..............       -           -            -        145      214,137             -         214,282
Issuance of 4,846,325 shares of Series B
   preferred stock, net of issuance cost....       -          48            -          -      118,687             -         118,735
Exchange of 975,462 common units for common
    stock ..................................       -           -            -          9       18,754             -          18,763
Exchange of 727,273 Series C preferred
    units for 727,273 shares of Series C
    Series C preferred stock................       -           -            8          -        9,339             -           9,347
Net income..................................       -           -            -          -            -        17,530          17,530
Common distributions declared
    ($1.68 per share).......................       -           -            -          -            -       (54,750)        (54,750)
Preferred distributions and dividends declared:
     Series A ($2.625 per share)............       -           -            -          -            -        (6,037)         (6,037)
     Series B ($2.725 per share)............       -           -            -          -            -       (13,275)        (13,275)
     Series C ($1.680 per share)............       -           -            -          -            -        (5,389)         (5,389)
                                               -----       -----       ------   --------     --------      ---------     -----------
Balance, December 31, 1998..................   $  23       $  78       $   44   $    427     $759,105      $(115,943)    $   643,734
                                               =====       =====       ======   ========     ========      =========     ===========
====================================================================================================================================

  See accompanying notes to financial statements.

                               Prime Retail, Inc.
            Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 - Organization and Basis of Presentation

Organization

     Prime Retail, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that operates primarily within one business segment and develops, acquires, owns and operates manufacturers' outlet centers in the United States. The Company's manufacturers' outlet center portfolio, including three manufacturers' outlet centers owned through joint venture partnerships, consists of 50 manufacturers' outlet centers in 26 states, which total 14,348,000 square feet of gross leasable area ("GLA") at December 31, 1998. As a fully-integrated real estate firm, the Company provides development, construction, accounting, finance, leasing, marketing, and management services for all of its properties (the "Properties"). The Company's Properties are held and all of its business and operations are conducted through Prime Retail, L.P. (the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations.

     At December 31, 1998, the Company owned 2,300,000 Senior Preferred Units of the Operating Partnership (the "Senior Preferred Units"), 7,828,125 Series B Convertible Preferred Units of the Operating Partnership (the "Series B
Convertible Preferred Units"), 4,363,636 Series C Preferred Units of the Operating Partnership (the "Series C Preferred Units"), and 42,736,742 Common Units of partnership interest in the Operating Partnership (the "Common Units"). Each Senior Preferred Unit, Series B Convertible Preferred Unit, and Series C Preferred Unit (collectively, the "Preferred Units") entitles the Company to receive distributions from the Operating Partnership in an amount equal to the dividend declared or paid with respect to a share of the Company's Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock"), Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock"), and Series C Cumulative Convertible Redeemable Preferred Stock ("Series C Preferred Stock"), respectively, prior to the payment by the Operating Partnership of distributions with respect to the Common Units. Series B Convertible Preferred Units and Series C Preferred Units will be automatically converted into Common Units to the extent of any conversion of Series B Convertible Preferred Stock or Series C Preferred Stock into Common Stock. The Preferred Units will be redeemed by the Operating Partnership to the extent of any redemption of Senior Preferred Stock, Series B Convertible Preferred Stock, or Series C Preferred Stock. (See Note 8 - "Equity Offerings and Other
Transactions" of the Notes to the Consolidated Financial Statements for additional information concerning equity transactions that were completed by the Company in 1997 and 1998.)

     A summary of the holders of units in the Operating Partnership as of December 31, 1998 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Number of Units
                                                                         -----------------------------------------------------------
Holder                                                                    Series A       Series B        Series C          Common
------------------------------------------------------------------------------------------------------------------------------------

Prime Retail, Inc......................................................  2,300,000      7,828,125       4,363,636      42,736,742
PGI, management and other (1)..........................................          -              -               -      11,312,131
                                                                         ---------      ---------       ---------      ----------
                                                                         2,300,000      7,828,125       4,363,636      54,048,873
====================================================================================================================================

Note:

(1) Includes 993,480 units beneficially owned by management and 4,102,923 units owned by certain executive officers based on their ownership interests in PGI.

     As of December 31, 1998, the Company has a 79.1% general partnership interest in the Operating Partnership with full and complete control over the management of the Operating Partnership as the sole general partner not subject to removal by the limited partners.

     The Operating Partnership is the 1% sole general partner of Prime Retail Services Limited Partnership (the "Services Partnership"). The Operating Partnership owns 100% of the non-voting preferred stock of Prime Retail Services, Inc. (the "Services Corporation") which, in turn, is the 99% limited partner of the Services Partnership. Certain members of management own 100% of the voting common stock of the Services Corporation and no cash distributions were made during the years ended December 31, 1998, 1997 and 1996. The Services Partnership was formed primarily to operate business lines of the Company that are not directly associated with the collection of rents. The Services Corporation is subject to federal, state and local taxes.

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

     Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to the current year presentation.

Note 2 - Summary of Significant Accounting Policies

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

Accounts Receivable

     Management regularly reviews accounts receivable and determines an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on the merchants' ability to pay, past collection experience and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the allowance level within this range. The allowance for doubtful accounts at December 31, 1998 and 1997 was $4,288 and $1,780, respectively.

     Accounts receivable due after one year primarily representing straight-line rents were $7,233 and $5,969 at December 31, 1998 and 1997, respectively.

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

Due from Affiliates, Net

     Due from affiliates, net consists of amounts due from joint venture partnerships related to the reimbursement of costs paid by the Company on their behalf.

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

Earnings per Share

     On December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifics the method of computation, presentation and disclosure for earnings per share ("EPS"). SFAS No. 128 requires the presentation of both basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) shares of Series B Convertible Preferred Stock were converted into shares of Common Stock. For all periods presented, the effect of these exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS.

Stock Based Compensation

     The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for employee stock option grants. The Company has elected to adopt only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Impact of Recently Issued Accounting Standards

     In March 1998 the American Institute of Certified Public Accountants' ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." This statement, which is effective for fiscal years beginning after December 15, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company does not anticipate a material impact on its results of operations and financial position.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This statement, which is effective for fiscal years beginning after December 15, 1998, requires that costs of start-up activities, including organization costs, be expensed as incurred. The Company does not anticipate a material impact on its results of operations and financial position.

Income Taxes

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on income it distributes to its shareholders so long as it distributes at least 95% of its taxable income (excluding any net capital gain) each year. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property. The Company incurred $337, $263, and $116 of state and local taxes for the years ended December 31, 1998, 1997 and 1996, respectively. The Company paid $424, $170, and $102 of state and local taxes during the years ended December 31, 1998 and 1997, and 1996, respectively.

     The following table summarizes the taxability of dividends and distributions paid during (i) the period from January 1 to June 15, 1998, (ii) the period from June 16 to December 31, 1998, and (iii) the years ended December 31, 1997 and 1996:

------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Period from    Period from
                                                                                January 1 to     June 16 to   Years end December 31,
                                                                                    June 15,   December 31,   ----------------------
                                                                                        1998           1998        1997         1996
------------------------------------------------------------------------------------------------------------------------------------

Senior Preferred Stock
    Ordinary income .........................................................       $1.3125        $1.3125       $2.625       $2.625
                                                                                    =======        =======       ======       ======
 Series B Convertible Preferred Stock
    Ordinary income .........................................................       $ 1.663        $ 0.922       $1.940       $0.808
    Return of capital........................................................             -          0.525        0.185        1.317
                                                                                    -------        -------       ------       ------
                                                                                    $ 1.663        $ 1.447       $2.125       $2.125
 Series C Preferred Stock                                                           =======        =======       ======       ======
    Ordinary income .........................................................       $ 0.167        $     -       $    -       $    -
    Return of capital........................................................         0.725          0.912            -            -
                                                                                    -------        -------       ------       ------
                                                                                    $ 0.892        $ 0.912       $    -       $    -
Common Stock                                                                        =======        =======       ======       ======
    Return of capital.........................................................      $ 1.090        $ 0.912       $1.180       $1.325
                                                                                    =======        =======       ======       ======
====================================================================================================================================

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

Note 3 - Acquisitions and Dispositions

     On June 15, 1998, the merger and other transactions (collectively, the "Merger Transactions") as set forth in the agreement and plan of merger (the "Merger Agreement") between the Company and Horizon Group, Inc. ("Horizon") were consummated for an aggregate consideration of $1,134,682, including liabilities assumed and related transaction costs.

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

     In connection with the Merger Transactions, the Company sold Indiana Factory Stores and Nebraska Crossing Factory Stores (collectively, the "Prime Transferred Properties") to HGP for an aggregate consideration of $26,015, resulting in a loss of $15,461. Proceeds from the sale of the Prime Transferred Properties were used to repay indebtedness associated with the Horizon properties.

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

     The merger has been accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Certain assumptions were made which management of the Company believes are reasonable.

     On February 13, 1997, the Company, acquired Prime Outlets at Sedona, Prime Outlets at Bend and Prime Outlets at Post Falls from an unrelated third party for an aggregate purchase price of $37,250. The Company financed the purchase with loan proceeds from a financial institution and a $4,000 promissory note issued to the seller. The operating results of the Company for 1997 include the results of these acquisitions effective with the closing on February 13, 1997.

     On September 2, 1997, the Company acquired a 25% ownership interest in Prime Outlets at Lodi ("Lodi") from its joint venture partner for $23,148 (including $22,642 of mortgage indebtedness relating to such property), thereby increasing its ownership percentage in such property to 100%. Prior to September 2, 1997, the Company accounted for its 75% investment in Lodi using the equity method of accounting. Commencing September 2, 1997, the operating results of Lodi are consolidated. The Company financed the acquisition with proceeds from the September 1997 Offering.

     On October 29, 1997, the Company acquired Tidewater Outlet Mall, Manufacturer's Outlet Mall, Kittery Outlet Village (collectively "Prime Outlets at Kittery"), and Prime Outlets at Latham from an unrelated third party for an aggregate purchase price of $26,000. The Company financed the purchase primarily with the proceeds from the September 1997 Offering.

     In addition, on December 2, 1997, the Company acquired Prime Outlets at Niagara Falls USA and Prime Outlets at Anderson from an unrelated third party for an aggregate purchase price of $100,975, including the assumption of mortgage indebtedness of $31,368. The Company financed the purchase with proceeds from the September 1997 Offering and the Private Placement.

     The Company accounted for these acquisitions and dispositions using the purchase method of accounting. The operating results of these acquisitions have been included in the Company's consolidated results of operations commencing on the date of acquisition. The operating results of the Prime Transferred
Properties have been included in the Company's consolidated results of operations through the date of disposition.

     The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if these acquisitions and dispositions had occurred on January 1, 1997:

--------------------------------------------------------------------------------
Year ended December 31,                                     1998            1997
--------------------------------------------------------------------------------
Total revenues....................................       $286,323       $266,294
                                                         ========       ========
Net income from continuing operations.................   $ 35,699       $ 28,009
                                                         ========       ========
Net income applicable to common shares.................  $  7,775       $  6,527
                                                         ========       ========
Earnings per common share - basic and diluted........... $   0.18       $   0.19
                                                         ========       ========
Weighted average common shares outstanding..............   42,151         33,655
                                                         ========       ========
================================================================================

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense based on the purchase price of such assets acquired and interest expense on debt incurred to finance the acquisitions. These unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1997 or of future results of operations of the Company.

Note 4 - Restricted Cash

     At December 31, 1998 and 1997, the Company had placed in escrow $34,969 and $41,736, respectively, to be used to complete certain development projects, to fund real estate taxes and debt service and to pay certain operating costs under a mortgage loan agreement. At December 31, 1998, restricted cash included $18,308 relating to a nonrecourse expansion loan which can only be used to fund certain development costs relating to the expansion of ten of the Company's manufacturers' outlet centers, provided certain occupancy and other conditions have been attained.

Note 5 - Deferred Charges

        Deferred charges were as follows:

  ------------------------------------------------------------------------------
  December 31,                                                  1998        1997
  ------------------------------------------------------------------------------

  Leasing commissions............................           $ 10,775   $ 11,261
  Financing costs................................             17,787     18,145
                                                            --------   --------
                                                              28,562     29,406
Accumulated amortization.......................              (16,044)   (13,200)
                                                            --------   --------
                                                            $ 12,518   $ 16,206
                                                            ========   ========
================================================================================

Note 6 - Bonds and Notes Payable

     Bonds payable consisted of the following:

 -----------------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                                                      1998         1997
 -----------------------------------------------------------------------------------------------------------------------------------

 Variable rate tax-exempt  revenue bonds (the "Bonds"),  rate determined by remarketing  agents,  ranging from 3.50% to 4.05% at December 31,  1998,  interest-only payments, due 2012 to 2014,  collateralized
    by properties in Chattanooga, TN and Knoxville, TN...................................................       $28,250      $28,250

 Urban  Development  Action Grant Loans,  3% through  August 31,  1997 and 6%  thereafter,  interest-only
    payments, due 2016 to 2019, collateralized by property in Chattanooga, TN............................         4,650        4,650
                                                                                                                -------      -------
                                                                                                                $32,900      $32,900
                                                                                                                =======      =======
 ===================================================================================================================================

     Under the terms of the loan agreements relating to the Bonds, the issuing partnerships are required to make interest-only payments calculated using a variable rate determined by the remarketing agents of the Bonds. The interest rates ranged from 2.85% to 4.45% in 1998, 3.00% to 4.70% in 1997 and 2.45% to
5.30% in 1996. Under certain conditions, the interest rate on the Bonds may be converted to a fixed rate at the request of the Company. A bondholder may tender bonds during the variable interest rate period and receive principal, plus accrued interest through the tender date. Upon tender, the remarketing agents are required to immediately remarket the Bonds. In the event the remarketing agents fail to remarket any bonds, the remarketing agents may draw on certain liquidity facilities as described below. The remarketing agents receive fees varying from 0.1% to 0.125% per annum on the outstanding bond balance, payable quarterly in arrears.

     The Bonds are collateralized by letters of credit (the "Letters of Credit") issued by a group of financial institutions pursuant to a master letter of credit agreement. The Letters of Credit are collateralized by a reimbursement agreement under the master letter of credit agreement (the "Reimbursement Agreement") which obligates an insurance company to reimburse the financial institutions for any funds drawn on the Letters of Credit. In addition, the issuing partnerships, the Operating Partnership and an insurance company entered into standby bond purchase and indemnity agreements (the "Standby Agreements") in order to address the scheduled expirations of various credit enhancements, including the Letters of Credit, through June 25, 1999.

     Pursuant to the Standby Agreements, the insurance company agreed that in the event that any of the issuing partnerships are unable to arrange replacement credit enhancement facilities as necessary, the insurance company will purchase the applicable Bonds and hold the same until June 25, 1999, at which time the issuing partnership and the Operating Partnership will purchase the Bonds pursuant to the terms of the related Standby Agreement.

     The Letters of Credit are scheduled to expire on December 31, 1999. The total commitments outstanding under the Letters of Credit, the Reimbursement Agreement and the Standby Agreements as of December 31, 1998 were $28,909. The due date of the Bonds accelerates upon the expiration of the Letters of Credit unless the Letters of Credit are extended or replaced.

        Notes payable consisted of the following:

  ----------------------------------------------------------------------------------------------------------------------------------
  December 31,                                                                                                   1998        1997
  ----------------------------------------------------------------------------------------------------------------------------------

  First Mortgage and Expansion Loan, LIBOR plus 1.51% through November 10, 1998, 7.782% thereafter, monthly installments of $2,580 including interest, due November 11, 2003, collateralized by fifteen properties
     located throughout the United States.................................................................... $353,018    $355,996

  Permanent Loan, 6.99%, monthly installments of $1,248 including interest, due July 11, 2008, collateralized
     by four properties located throughout the United States.................................................  179,096           -

  Secured Revolving Loan, LIBOR plus 1.35%, 6.90% at December 31, 1998, monthly interest-only payments,
     due June 11, 2001, collateralized by six properties located throughout the United States................   95,000           -

  Mortgage, 6.927%, monthly installments of $565 including interest, due October 11, 2006, collateralized by
     four properties located throughout the United States....................................................   77,365           -

  Mortgage, 6.927%, monthly installments of $527 including interest, due  March 11, 2006, collateralized by
     four properties located throughout the United States....................................................   68,495           -

  Mortgage, 6.915%, monthly installments of $402 including interest, due June 10, 2002, collateralized by
     property located in Birch Run, MI.......................................................................   47,572           -

  Mortgage, 6.95%, monthly installments of $351 including interest, due November 1, 2005, collateralized by
     property located in Vero Beach, FL and Woodbury, MN....................................................    46,037           -

  Term loan, LIBOR plus 1.95%, 7.23% at December 31, 1998, monthly interest-only payments through
     February 10, 1998; quarterly principal and monthly interest payments thereafter, due November 11, 1999,
     collateralized by excess cash flow of fifteen properties located throughout the United States..........    45,260      53,290

  Unsecured Revolving Loan, LIBOR plus 1.75%, 7.03% at December 31, 1998, monthly interest-only payments, due
     September 11, 2001.....................................................................................    40,000           -

  Mortgage, 6.915%, monthly installments of $357 including interest, due June 10, 2002, collateralized by
     property located in Conroe, TX and Jeffersonville, OH..................................................    38,381           -

  Mortgage, 6.83%, monthly installments of $218 including interest, due June 6, 2006, collateralized by
     property in Niagara Falls, NY..........................................................................    30,832      31,328

  Construction Mortgage Loan, LIBOR plus 1.50%, 7.13% at December 31, 1998, monthly interest-only payments through May 31, 2002; monthly principal and interest payments thereafter, due June 1, 2004,
     collateralized by property located in Hagerstown, MD...................................................    29,914           -

  Mortgage, 8.35%, monthly installments of $215 including interest, due June 11, 2007, collateralized by three
     properties located throughout the United States........................................................    26,463      26,784

  Mortgage, 6.93%, monthly installments of $221 including interest, due November 1, 2000, collateralized by
     property located in Williamsburg, VA...................................................................    23,754           -

  Construction mortgage loan, prime rate or LIBOR plus 1.75%, 6.85% at December 31, 1998, monthly
     interest-only payments, due December 31, 1999, collateralized by property located in Lebanon, TN.......    19,951           -

  Mortgage, 6.91%, monthly installments of $154 including interest, due June 10, 2001, collateralized by
     property located in Edinburgh, IN......................................................................    17,965           -

  Mortgage, 6.91%, monthly installments of $93 including interest, due June 10, 2001, collateralized by
     property located in Birch Run, MI......................................................................    10,952           -

  Mortgage, 6.95%, monthly installments of $81 including interest, due November 1, 2005, collateralized by
     property located in Perryville, MD.....................................................................    10,433           -

  Note Payable, 9.50%, monthly interest-only payments, due November 1, 2001, collateralized by land located in
     Camarillo, CA..........................................................................................     7,400           -

   Mortgage, 9.375%, monthly installments of $71 including interest, due March 1, 2004, collateralized by
      property located in Lombard, IL.......................................................................     6,507       6,735

  Mortgage, 7.50%, monthly installments of $29 including interest, due June 22, 2000, collateralized by
     property in Knoxville, TN..............................................................................     3,666       3,732

  Unsecured Corporate Line, $20,000 at December 31, 1998, LIBOR plus 2.50%, 7.55% at December 31, 1998,
     monthly interest-only payments, due July 11, 1999......................................................     3,000           -

  Term loan, LIBOR plus 1.95%, 7.23% at December 31, 1998, monthly interest-only payments through April 10,
     1998; monthly principal and interest payments thereafter, due February 13, 2000, collateralized by excess
     cash flow of three properties located throughout the United States.....................................     2,688       3,000

  Other notes payable.......................................................................................       858           -

  Unsecured term loans, 8.25%...............................................................................         -       1,500
                                                                                                            ----------    --------
                                                                                                            $1,184,607    $482,365
                                                                                                            ==========    ========
  ==================================================================================================================================

     At December 31, 1998, unused commitments available for borrowings under various loan facilities were $37,392 in the aggregate. Interest costs are summarized as follows:

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                             1998         1997        1996
 -----------------------------------------------------------------------------------------------------------------------------------

 Interest incurred..............................................................................    $63,630      $36,436    $24,109
 Interest capitalized...........................................................................     (5,793)      (4,056)    (3,348)
 Amortization of deferred financing costs and interest
    rate protection contracts...................................................................      2,867        3,742      3,724
                                                                                                    -------      -------    -------
 Interest expense...............................................................................    $60,704      $36,122    $24,485
                                                                                                    =======      =======    =======
 Interest paid..................................................................................    $61,114      $36,424    $23,703
                                                                                                    =======      =======    =======
 ==================================================================================================================================

     The scheduled maturities of bonds and notes payable at December 31, 1998 were as follows:

 -------------------------------------------------------------------------------
 December 31,                                                               1998
 -------------------------------------------------------------------------------

 1999............................................................       $ 85,034
 2000............................................................         45,321
 2001............................................................        185,742
 2002............................................................         89,371
 2003............................................................        349,509
 Thereafter......................................................        462,530
                                                                       ---------
                                                                      $1,217,507
                                                                      ==========
 ===============================================================================

     Bonds and notes payable include unamortized debt premiums of $40,804 in the aggregate at December 31, 1998. Debt premiums are being amortized over the terms of the related debt instruments in accordance with the effective interest method. The aggregate carrying amount of bonds and notes payable at December 31, 1998 approximated their fair value. At December 31, 1998, the aggregate carrying amount of rental property collateralizing bonds and notes payable was $1,866,644.

     On March 18, 1998, the Company obtained from a financial institution a commitment for a construction mortgage loan (the "Construction Mortgage Loan") relating to Phase I of Prime Outlets at Hagerstown ("Hagerstown") in an amount not to exceed $21,600 which was subsequently increased to $32,860 on October 2, 1998 as a result of obtaining a commitment for construction financing on Phase
II. The Construction Mortgage Loan (i) bears a variable interest rate at 30-day LIBOR plus 1.50%, (ii) matures on June 1, 2004, (iii) requires monthly interest-only payments through May 31, 2002, and (iv) requires monthly principal and interest payments thereafter. The Construction Mortgage Loan is collateralized by a first mortgage on Hagerstown. At December 31, 1998, the Construction Mortgage Loan had an outstanding principal balance of $29,914.

     On June 15, 1998, the Company closed on $292,000 of loan facilities with a financial institution. The transaction provided (i) a $180,000 nonrecourse permanent loan (the "Permanent Loan") and (ii) a $112,000 full recourse secured revolving loan of which $95,000 was funded (the "Secured Revolving Loan"). The Permanent Loan is (i) collateralized by first mortgages on four manufacturers' outlet centers, (ii) bears a fixed rate of interest of 6.99%, (iii) requires monthly principal and interest payments pursuant to an approximate 26-year amortization schedule, and (iv) matures on July 11, 2008. The Secured Revolving Loan is (i) collateralized by first mortgages on six manufacturers' outlet centers, (ii) bears a variable rate of interest equal to 30-day LIBOR plus 1.35%, (iii) requires monthly interest-only payments, and (iv) matures on June 11, 2001.

     On September 25, 1998, the Company closed on a $40,000 unsecured revolving loan (the "Unsecured Revolving Loan") with a financial institution. The Unsecured Revolving Loan (i) bears interest equal to 30-day LIBOR plus 1.75%,
(ii) requires monthly interest-only payments, and (iii) matures on September 11, 2001. The Unsecured Revolving Loan requires compliance with certain financial loan covenants including those relating to the Company's (i) total outstanding variable indebtedness, (ii) total outstanding indebtedness to market value, as defined, (iii) consolidated net worth, as defined, and (iv) debt service coverage ratio. At December 31, 1998, the Unsecured Revolving Loan had an outstanding principal balance of $40,000.

     As of December 31, 1998, the Company is a guarantor or otherwise obligated with respect to an aggregate of $39,479 of the indebtedness of HGP and its affiliates. As of December 31, 1998, the components of such indebtedness included (i) a mortgage loan with an outstanding balance of $11,793 which bears interest at a rate of prime, matures in April 1999, and is collateralized by a first mortgage on Phases II and III of property located in Patchogue, New York;
(ii) a mortgage loan with an outstanding balance of $10,731 which bears interest at a rate of 10.25%, matures in July 2018, and is collateralized by a first mortgage on Phase I of property located in Patchogue, New York; (iii) a secured loan with an outstanding balance of $2,645 which bears interest at a rate of LIBOR plus 2.50% and matures in December 2002; (iv) a secured loan with an outstanding balance of $310 which bears interest at a rate of prime and matures in December 2000; and (v) an unsecured revolving credit facility with an outstanding balance of $4,000 which bears a rate of interest of prime and matures in April 1999. In addition, the Company is a guarantor of $10,000 of obligations under HGP's $108,205 secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by 13 properties located throughout the United States.

     On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of all of Horizon's rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with Horizon's interest in certain vacant property located adjacent to the center. As of December 31, 1998, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $29,134 at December 31, 1998, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partenrship, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Note 7 - Equity Offerings and Other Transactions

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

     On August 8, 1997, the Company entered into a purchase agreement with Security Capital Preferred Growth Incorporated ("Security Capital") providing for the issuance of a new series of cumulative convertible non-voting preferred securities (the "Series C Preferred Securities") at $13.75 per share, or an aggregate of $60,000 in cash (the "Private Placement"). The Series C Preferred Securities pay dividends equivalent to the amount being paid on the Company's Common Stock, with an annual minimum equal to $1.18 per security. In addition, the Company, subject to certain conditions, has agreed to waive the ownership limitations otherwise applicable to the Common Stock to permit Security Capital to own, at any one time, the shares of Common Stock issuable upon conversion of the Series C Preferred Securities. The Company has the right to call the Series C Preferred Securities, at par, after 10 years. The Series C Preferred Securities were issued in the form of shares of preferred stock in the Company and preferred units of partnership interest in the Operating Partnership that are exchangeable for shares of preferred stock or Common Stock on a one-to-one basis. Commencing August 8, 1998, the Series C Preferred Securities may be converted into shares of Common Stock on a one-to-one basis.

     In September 1997, the Company completed a public offering of 11,500,000 shares (including 1,500,000 shares related to the exercise of the underwriters' overallotment option) of its Common Stock at $14.00 per share (the "September 1997 Offering"). In addition, on September 8, 1997, the Company issued 727,273 Series C Preferred Units at $13.75 per unit pursuant to the initial sale under the Private Placement. As a result of the September 1997 Offering and the initial sale under the Private Placement (collectively, the "September Capital Transactions"), the Company received net proceeds of $161,930 after commissions and underwriting discounts. A portion of the net proceeds from the September Capital Transactions were used (i) to repay certain outstanding corporate indebtedness aggregating $113,410 and (ii) to acquire the 25% ownership interest of the Company's joint venture partner in Lodi for $23,148 (including $22,642 of mortgage indebtedness relating to such property). The remaining net proceeds from the September Capital Transactions of $26,192 were used (i) to fund development and construction activities, (ii) to fund property acquisitions, and
(iii) for general corporate purposes.

     On December 2, 1997, the Company issued 3,636,363 shares of its Series C Preferred Stock at $13.75 per share pursuant to the final sale under the Private Placement. As a result of this issuance, the Company received net proceeds of $49,045 that were used in the acquisition of Prime Outlets at Niagara Falls USA and Prime Outlets at Anderson.

Note 8 - Minority Interests

     In conjunction with the formation of the Company and the Operating Partnership, the predecessor owners contributed interests in certain properties to the Operating Partnership and, in exchange, received limited partnership interests in the Operating Partnership. Subject to certain conditions, each Common Unit held by a Limited Partner may be exchanged for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of a share of Common Stock at the time of exchange. As of December 31, 1998, 11,312,131 Common Units were issued and outstanding. Minority interests also includes interests in three property partnerships that are not wholly owned by the Company. During the years ended December 31, 1998, 1997 and 1996, expenses totaling $3,035, $1,468, and $884, respectively, related solely to the operation of the Company were allocated only to the common shareholders. Such allocation is consistent with the federal and state tax treatment of these expenses. During the year ended December 31, 1997, cash distributions and losses allocated to minority interests reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $2,433 and $8,739 that were allocable to minority interests were allocated to common shareholders during the years ended December 31, 1998 and 1997, respectively.

     On September 8, 1997, the Company issued 727,273 Series C Preferred Units at $13.75 per unit pursuant to the initial $10,000 sale under the Private Placement (see Note 7 - "Equity Offerings and Other Transactions" of the Notes to the Consolidated Financial Statements). The terms of the Series C Preferred Units are substantially the same as those of the Series C Preferred Stock. On October 19, 1998, the Series C Preferred Units were converted into 727,273 shares of Series C Preferred Stock and the related minority interests balance of $9,347 was reclassified to shareholders' equity.

     At December 31, 1998 and 1997, loans to certain limited partners, who also are executive officers of the Company, aggregating $2,375 and $4,750, respectively, were reported as a reduction in minority interests in the Consolidated Balance Sheets.

Note 9 - Preferred Stock

     The Company is authorized to issue up to 24,315,000 shares of preferred stock in one or more series. At December 31, 1998, 2,300,000 shares Senior Preferred Stock, 7,828,125 shares of Series B Convertible Preferred Stock, and 4,363,636 shares of Series C Preferred Stock were issued and outstanding. The Senior Preferred Stock and Series B Convertible Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon. The Series C Preferred Stock has a liquidation preference equivalent to $13.75 per share plus the amount equal to any accrued and unpaid dividends thereon.

     Dividends on the Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends on the Series B Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or
(ii) the dividends on the number of shares of Common Stock into which a share of Series B Convertible Preferred Stock will be convertible at the conversion price of $20.90 per share of Common Stock. At December 31, 1998, there were 13,727,422 shares of Common Stock reserved for future issuance upon conversion of the Series B Convertible Preferred Stock and the Series C Preferred Stock. Dividends on the Series C Preferred Stock are equivalent to the amount being paid on the Company's Common Stock, with an annual minimum equal to $1.18 per share.

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

     The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, each series voting separately as a class, have the right to elect two additional members to the Company's Board of Directors if the equivalent of six quarterly dividends on these series of preferred stock are in arrears. Each of such two directors will be elected to serve until the earlier of (i) the election and qualification of such directors' successor, or (ii) payment of the dividend arrearage.

     The Series C Preferred Stock is convertible into shares of Common Stock on a one-to-one basis, subject to adjustment. The Company has the right to call the Series C Preferred Stock, at par, after 10 years. If distributions on any Series C Preferred Stock have been in arrears for two consecutive quarters or the Company fails to pay distributions on the Common Stock in an amount per share at least equal to $0.25 (subject to adjustment) for two consecutive quarters, the number of directors of the Company shall be increased by one (or two if the board of directors of the Company then consists of 10 or more members) as elected by the holders of Series C Preferred Stock together with the holders of shares on a parity as to distributions with the Series C Preferred Stock, voting as a single class regardless of series. Each of such two directors will be elected to serve until the earlier of (i) the election and qualification of such directors' successor, or (ii) payment of the dividend arrearage.

     On March 31, 1999, the Company entered into an agreement pursuant to which it will repurchase all of its outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provides for the repurchase to occur in two stages. In the first stage, on March 31, 1999, the Company repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a $33,000 unsecured promissory note. The unsecured promissory note bears interest at a rate of 12.0% per annum, matures on September 30, 1999, requires monthly interest-only payments and may be prepaid by the Company at any time without penalty. Second, the Company will repurchase the remaining 1,063,636 shares of its Series C Preferred Stock for an aggregate purchase price of $10,636 on or before September 30, 1999. In addition, the sole holder of the Series C Preferred Stock waived the Company's obligation to comply with the financial covenants contained in its charter relating to the Series C Preferred Stock, as well as the rights of such holder to require the Company to repurchase the Series C Preferred Stock in certain circumstances at its original issuance price of $13.75 per share, plus accrued but unpaid distributions. This waiver is irrevocable.

Note 10 - Stock Incentive Plans

     Under various plans, the Company may grant stock options and other awards to executive officers, other key employees, outside directors and consultants. The exercise price for stock options granted is the fair market value of the Company's common stock on the date of grant.

     In general, stock options are fully vested on the date of grant and have a term of 10 years. In certain cases for executive officers, stock options granted become exercisable over periods up to six years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for employee stock option grants. If the Company had elected to recognize compensation based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, unaudited pro forma net income and earnings per share would have been as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                     1998             1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item.........................................................   $ 15,348      $  7,442        $  8,765
Extraordinary item.......................................................................          -        (2,061)         (1,017)
                                                                                            --------      --------        ---------
Net income...............................................................................   $ 15,348      $  5,381        $  7,748
                                                                                            ========      ========        ========
Net loss applicable to common shares.....................................................   $ (9,256)     $ (7,345)       $ (6,488)
                                                                                            ========      ========        ========
Earnings per common share - basic and diluted:
    Loss before extraordinary item.......................................................   $  (0.26)     $  (0.27)       $  (0.67)
    Extraordinary item...................................................................          -         (0.11)          (0.12)
                                                                                            --------      --------        --------
    Net loss.............................................................................   $  (0.26)     $  (0.38)       $  (0.79)
                                                                                            ========      ========        ========
====================================================================================================================================

     The fair value for these options was estimated at the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

--------------------------------------------------------------------------------
Years ended December 31,                     1998             1997          1996
--------------------------------------------------------------------------------

Risk-free interest rate..................    5.0%             5.5%          6.5%
Dividend yield...........................   12.0%             8.3%          9.0%
Volatility factor........................   0.36             0.36          0.35
Weighted average life (in years).........   10.0             10.0          10.0
================================================================================

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

     A summary of the Company's stock options plans for the years ended December 31 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                            1998                             1997                               1996
                                -----------------------------    -----------------------------   -----------------------------------
                                                    Weighted                         Weighted                               Weighted
                                                     Average                          Average                                Average
                                                    Exercise                         Exercise                               Exercise
                                       Shares          Price            Shares          Price               Shares             Price
------------------------------- -------------- -------------- -- -------------- -------------- -- ----------------- ----------------

Beginning of year..........         1,148,250         $15.64           903,500         $16.49              605,000            $18.78
Granted....................         1,724,575          13.10           246,250          12.53              302,500             11.83
Transferred (Horizon)......           959,742          18.62                 -              -                    -                 -
Cancelled..................           (21,500)         12.64            (1,500)         11.88               (4,000)            11.88
                                    ---------         ------         ---------         ------              -------            ------
End of year................         3,811,067         $14.90         1,148,250         $15.64              903,500            $16.49
Exercisable -                       =========         ======         =========         ======              =======            ======
   end of year.............         3,083,570         $15.24         1,017,753         $15.18              640,253            $15.45
                                    =========         ======         =========         ======              =======            ======
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                      Options Outstanding                                Options Exercisable
                                     -------------------------------------------------------     -----------------------------------
                                                                Weighted           Weighted                                Weighted
                                                                 Average            Average                                 Average
             Range of                                          Remaining           Exercise                                Exercise
          Exercise Price                     Shares        Life in Years              Price                 Shares            Price
------------------------------------------------------------------------------------------------------------------------------------

$11.15 to $13.09...............           2,615,167             8.9                 $12.60              2,015,164            $12.46
$13.60 to $14.19...............             262,490             8.8                  13.91                162,490             13.73
          $19.00...............             585,000             5.2                  19.00                557,506             19.00
          $23.53...............              13,788             7.3                  23.53                 13,788             23.53
$24.55 to $26.53...............             334,622             0.6                  26.11                334,622             26.11
                                          ---------             ---                 ------              ---------            ------
                                          3,811,067             7.6                 $14.90              3,083,570            $15.24
                                          =========             ===                 ======              =========            ======
====================================================================================================================================

     The weighted fair value of options granted during the years ended December 31, 1998, 1997 and 1996 was $0.96 per share, $1.90 per share, and $1.69 per share, respectively. Under the Company's various plans there were 774,424 and 106,250 shares reserved for future grants at December 31, 1998 and 1997, respectively.

Note 11 - Lease Agreements

     The Company is the lessor of retail and office space under operating leases with lease terms that expire from 1999 to 2016. Most leases are renewable for five years at the lessee's option. Future minimum base rent to be received under noncancelable operating leases were as follows:

 -------------------------------------------------------------------------------
 December 31,                                                               1998
 -------------------------------------------------------------------------------
 1999....................................................               $187,664
 2000....................................................                161,177
 2001....................................................                127,365
 2002....................................................                 90,568
 2003....................................................                 55,682
 Thereafter..............................................                 72,472
                                                                        --------
                                                                        $694,928
                                                                        ========
 ===============================================================================

     The Company leases certain land, buildings, and equipment under various noncancelable operating lease agreements. Rental expense for operating leases was $1,818, $1,059, and $1,011 for the years ended December 31, 1998, 1997, and 1996, respectively. Future minimum rental payments, by year and in the aggregate, payable under these noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

 -------------------------------------------------------------------------------
 December 31,                                                               1998
 -------------------------------------------------------------------------------

 1999...............................................                     $ 1,684
 2000...............................................                       1,582
 2001...............................................                       1,378
 2002...............................................                       1,123
 2003...............................................                         767
                                                                         -------
                                                                         $ 6,534
                                                                         =======
 ===============================================================================

Note 12 - Legal Proceedings

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

                               PRIME RETAIL, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                                 (in thousands)

                                                            Costs Capitalized      Gross Amount at Which
                                    Initial Cost to            Subsequent to         Carried at Close of
                                      Company                 Acquisition                 Period
                           ------------------------ ------------------------- ------------------------
                                       Buildings &           Buildings &          Buildings &           Accumulated   Constructed(C)
Description     Encumbrances  Land     Improvements   Land   Improvements  Land   Improvements  Total   Depreciation    Acquired(A)
-----------     ------------  ----     ------------   ----   ------------  ----   ------------  -----   ------------   ------------
Prime Outlets
 at Anderson     $ 5,795     $1,125   $ 11,036      $   -    $   393    $1,125    $ 11,429    $12,554    $ 329        Dec. 1997(A)
Prime Outlets
 at Bend           7,841      2,560      8,476      1,101      4,468     3,661      12,944     16,605      486        Feb. 1997(A)
Prime Outlets
 at Birch Run     58,523     13,584    123,476          -        398    13,584     123,874    137,458    2,397        Jun. 1998(A)
Prime Outlets
 at  Burlington   14,911      3,694     21,370          -        213     3,694      21,583     25,277      526        Jun. 1998(A)
Prime Outlets
 at Calhoun       19,105      3,839     24,551          -         78     3,839      24,629     28,468      641        Jun. 1998(A)
Prime Outlets
 at Castle Rock   35,642      4,424     47,200      2,717     16,268     7,141      63,468     70,609    9,544        Mar. 1994(A0
Prime Outlets
 at Conroe        18,196        405     18,714          -         23       405      18,737     19,142      547        Jun. 1998(A)
Prime Outlets
 at Darien        25,119          -          -      3,074     31,203     3,074      31,203     34,277    4,665        July 1995(C)
Prime Outlets
 at Edinburgh     17,964      2,726     37,952          -      1,059     2,726      39,011     41,737      899        Jun. 1998(A)
Prime Outlets
 at Ellenton      29,192          -          -      5,454     44,925     5,454      44,925     50,379    7,128        Oct.1991(C)
Prime Outlets
 at Florida City  15,501          -          -      2,875     21,521     2,875      21,521     24,396    4,102        Sept.1994(C)
Prime Outlets
 at Fremont       14,331      3,250     24,096          -         39     3,250      24,135     27,385      522        Jun. 1998(A)
Prime Outlets
 at Gaffney       21,841          -          -      1,885     32,548     1,885      32,548     34,433    2,746        Nov.1996(C)
Prime Outlets
 at Gainesville   20,650          -          -        535     30,559       535      30,559     31,094    6,390        Aug. 1993(C)
Prime Outlets
 at Gilroy        74,272     21,173     93,667          -        860    21,173      94,527    115,700    1,667        Jun. 1998(A)
Prime Outlets at
 at Grove City    40,960      1,123     58,630          -      3,228     1,123      61,858     62,981    5,052        Nov. 1996(A)
Prime Outlets
 at Gulfport      19,801          -          -          -     34,591         -      34,591     34,591    4,254        Oct. 1995(C)
Prime Outlets
 at Hagerstown    29,914          -          -       3,099    38,549     3,099      38,549     41,648      899        Aug. 1998(C)
Prime Outlets
 at Hillsboro     31,402      7,121     50,894           -       180     7,121      51,074     58,195      992        Jun. 1998(A)
Prime Outlets
 at Huntley       17,651          -          -       1,506    34,817     1,506      34,817     36,323    5,326        Sept.1994(C)
Prime Outlets at
 Jeffersonville
 I                26,307         843     31,084        250    14,969     1,093      46,053     47,146     7,297       Mar. 1994(A)
Prime Outlets at
 Jeffersonville
 II               20,185         174     21,058          -        49       174      21,107     21,281       580       Jun. 1998(A)
Prime Outlets
 at Kenosha       24,500       6,995     39,558          -       109     6,995      39,667     46,662       885       Jun. 1998(A)
Prime Outlets
 of Kittery       12,296         820     24,061          -     1,199       820      25,260     26,080       726       Oct. 1997(A)
Prime Outlets
 at Latham         1,720         507      1,476          -         2       507       1,478      1,985        43       Oct. 1997(A)
Prime Outlets
 at Lebanon       19,952           -          -      2,462    27,628     2,462      27,628     30,090       490       Apr. 1998(C)
Prime Outlets
 at Lee           25,736       8,035     31,656          -       248     8,035      31,904     39,939     1,097       Jun. 1998(A)
 Prime Outlets
 at Lodi          20,805       1,013     21,455        707    12,256     1,720      33,711     35,431     1,834       Sept. 1997(A)
Prime Outlets
 at Loveland      22,617       6,400     33,244          -        20     6,400      33,264     39,664     3,452       Nov. 1996(A)
Melrose Place      2,000           -          -        499     1,880       499       1,880      2,379       788       Aug. 1987(C)
Prime Outlets
 at Michigan
 City             51,250       7,241     74,277          -       494     7,241      74,771     82,012     1,582       Jun. 1998(A)
Prime Outlets      9,342           -          -      2,502    22,194     2,502      22,194     24,696     5,917       Oct. 1991(C)
 at Morrisville
Prime Outlets
 at Naples        10,749       2,753     15,602          5     2,699     2,758      18,301     21,059     2,050       Mar. 1994(A)
Prime Outlets at
 Niagara Falls
 USA              30,832       7,247     82,842          -       738     7,247      83,580     90,827     2,362       Dec. 1997(A)


                               PRIME RETAIL, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1998
                                 (in thousands)

                                                            Costs Capitalized      Gross Amount at Which
                                    Initial Cost to            Subsequent to         Carried at Close of
                                      Company                 Acquisition                 Period
                           ------------------------ ------------------------- ------------------------
                                       Buildings &           Buildings &          Buildings &           Accumulated   Constructed(C)
Description     Encumbrances  Land     Improvements   Land   Improvements  Land   Improvements  Total   Depreciation    Acquired(A)
-----------     ------------  ----     ------------   ----   ------------  ----   ------------  -----   ------------   ------------
Northgate Plaza    $ 6,507    $ 3,626   $  11,630   $      -    $     142  $  3,626  $   11,772   $  15,398  $  1,621  Mar. 1994(A)
Prime Outlets
  at Odessa         14,483        815      31,311          -        2,168       815      33,479      34,294     3,490  Nov. 1996(A)
Prime Outlets
  at Oshkosh        14,753      2,160      26,895          -          955     2,160      27,850      30,010       766  Jun. 1998(A)
Prime Outlets
  at Perryville     10,433      3,089      16,287          -           21     3,089      16,308      19,397       333  Jun. 1998(A)
Prime Outlets
  at Pismo Beach    13,201      9,048      17,617          -           35     9,048      17,652      26,700       426  Jun. 1998(A)
Prime Outlets
  at Post Falls     11,663      3,100      12,163          -           72     3,100      12,235      15,335       658  Feb. 1997(A)
Prime Outlets
  at Queenstown     19,289      4,422      35,592          -           37     4,422      35,629      40,051       635  Jun. 1998(A)
Prime Outlets
  at San Marcos     39,206          -           -      1,626       43,621     1,626      43,621      45,247    11,579  Aug. 1990(C)
Prime Outlets
  at Sedona          6,959      1,924       9,099        750           94     2,674       9,193      11,867       461  Feb. 1997(A)
Prime Outlets at
  Silverthorne      25,798      9,294      34,932          -          111     9,294      35,043      44,337       764  Jun. 1998(A)
Prime Outlets
  at Tracy          13,473      6,170      16,715          -           33     6,170      16,748      22,918       454  Jun. 1998(A)
Prime Outlets
  at Vero Beach     27,623       4,530      41,878         -          248     4,530      42,126      46,656     1,169  Jun. 1998(A)
Prime Outlets at
  Warehouse Row     23,900           -           -     1,175       32,856     1,175      32,856      34,031    11,245  Nov. 1989(C)
Prime Outlets at
  Warehouse
  Row II                 -          -           -         350       2,600       350       2,600       2,950       422  Dec. 1993(A)
Prime Outlets
  at Waterloo       41,277      1,927       55,358          -         142     1,927      55,500      57,427     1,326  Jun. 1998(A)
Western Plaza       10,666          -            -      2,000       7,128     2,000       7,128       9,128     1,230  Jun. 1993(A)
Prime Outlets at
 Williamsburg       23,754     12,129       55,216          -          66    12,129      55,282      67,411       980  Jun. 1998(A)
Prime Outlets
 at Woodbury        18,415      2,528       27,645          -         107     2,528      27,752      30,280       508  Jun. 1998(A)
Property Under
 Development         7,400          -            -          -      45,068         -      45,068      45,068         -         Under
                                                                                                                        Construction
Other Property           -          -        1,588          -       3,126         -       4,714       4,714     1,465   Mar. 1994-
                ----------   --------   ----------    -------    --------   -------  ----------  ----------  --------  Dec. 1998(A)
                $1,125,702   $171,814   $1,290,301    $34,572    $519,035  $206,386  $1,809,336  $2,015,722  $127,747
                ==========   ========   ==========    =======    ========  ========  ==========  ==========  ========

                               PRIME RETAIL, INC.
        Notes to Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1998
                                 (in thousands)

     Depreciation on building and improvements is calculated on a straight-line basis over the estimated useful lives of the asset as follows:

       Land improvements...................................20  years
       Buildings and improvements..........................Principally 40 years
       Tenant improvements.................................Term of related lease
       Furniture and equipment.............................5 years

     The aggregate cost for federal income tax purposes was $1,727,099 at December 31, 1998.
                                               Investment in Rental Property
                                                  Year Ended December 31
                                     -------------------------------------------
                                              1998            1997          1996
                                     -------------   -------------  ------------
Balance, beginning of period......     $  904,782        $640,759      $454,480
Retirements.......................           (880)           (718)           (8)
Acquisitions......................      1,013,231         191,345       131,593
Improvements......................        145,174          73,773        54,694
Dispositions......................        (46,585)           (377)            -
                                       ----------        --------      --------
Balance, end of period............     $2,015,722        $904,782      $640,759
                                       ==========        ========      ========

                                                  Accumulated Depreciation
                                                   Year Ended December 31
                                     -------------------------------------------
                                              1998            1997          1996
                                     -------------   -------------  ------------
Balance, beginning of period......        $ 82,033         $57,674     $ 40,190
Retirements.......................            (880)           (718)          (8)
Other.............................            ( 68)             22           24
Dispositions......................          (5,178)              -            -
Depreciation for the period.......          51,840          25,055       17,468
                                          --------         -------     --------
Balance, end of period............        $127,747         $82,033     $ 57,674
                                          ========         =======     ========