Form 10-Q
period 1999-03-31
PRIME RETAIL INC/BD/
filed 1999-05-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From __________ to
         ____________


                         Commission file number 001-13301
                                                ---------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Maryland                                           38-2559212
-----------------------------------         ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


    100 East Pratt Street
       Nineteenth Floor
    Baltimore, Maryland                                  21202
----------------------------------------           -----------------------------
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

As of May 3, 1999, the issuer had outstanding 43,217,152 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX

PART I:  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 1999 and
     December 31, 1998 ....................................................... 1

     Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 ........................................... 2

     Consolidated Statements of Cash Flows for the three
     months ended March 31, 1999 and 1998..................................... 3

     Notes to the Consolidated Financial Statements........................... 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 22

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 23

Item 2.  Changes in Securities............................................... 23

Item 3.  Defaults Upon Senior Securities..................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders................  23

Item 5.  Other Information..................................................  23

Item 6.  Exhibits or Reports on Form 8-K....................................  23

Signatures..................................................................  24

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

                               Prime Retail, Inc.
                           Consolidated Balance Sheets
                    (in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                   March 31, 1999             December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

Assets
Investment in rental property:
     Land                                                             $  206,707                    $  206,386
     Buildings and improvements                                        1,766,155                     1,753,641
     Property under development                                           47,144                        45,068
     Furniture and equipment                                              11,449                        10,627
                                                                       ---------                    ----------
                                                                       2,031,455                     2,015,722
     Accumulated depreciation                                           (145,556)                     (127,747)
                                                                       ---------                    ----------
                                                                       1,885,899                     1,887,975
Cash and cash equivalents                                                    330                         5,765
Restricted cash                                                           33,008                        34,969
Accounts receivable, net                                                  24,758                        21,233
Deferred charges, net                                                     12,725                        12,518
Due from affiliates, net                                                   1,381                           988
Investment in partnerships                                                 8,965                         8,386
Other assets                                                               5,402                         4,630
                                                                      ----------                    ----------
     Total assets                                                     $1,972,468                   $ 1,976,464
                                                                      ==========                    ==========
Liabilities and Shareholders' Equity
Bonds payable                                                           $ 32,900                      $ 32,900
Notes payable                                                          1,232,594                     1,184,607
Accrued interest                                                           8,140                         7,878
Real estate taxes payable                                                 14,818                        11,229
Construction costs payable                                                   267                         3,754
Accounts payable and other liabilities                                    64,134                        69,879
Dividends and distributions payable                                        5,668                             -
                                                                       ---------                    ----------
     Total liabilities                                                 1,358,521                     1,310,247

Minority interests                                                        14,716                        22,483
Series C Cumulative Convertible Redeemable Preferred Stock,
     1,063,636 shares issued and outstanding at March 31, 1999            10,636                             -
Shareholders' equity:
Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
        par value (liquidation preference of $57,500), 2,300,000
        shares issued and outstanding                                         23                            23
     8.5% Series B Cumulative Participating Convertible Preferred
        Stock, $0.01 par value (liquidation preference of $195,703)
        7,828,125 shares issued and outstanding                               78                            78
     Series C Cumulative Participating Convertible Redeemable
        Preferred Stock, $.01 par value (liquidation preference
        $60,000), 4,363,636 shares issued and outstanding
        at December 31, 1998                                                   -                            44
Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,041,709 and 42,736,742
     shares issued and outstanding, respectively                             430                           427
Additional paid-in capital                                               705,271                       759,105
                                                                       ---------                    ----------
Distributions in excess of net income                                   (117,207)                     (115,943)
     Total shareholders' equity                                          588,595                       643,734
                                                                      ----------                    ----------
     Total liabilities and shareholders' equity                       $1,972,468                   $ 1,976,464
                                                                      ==========                    ==========
====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                1999                         1998
------------------------------------------------------------------------------------------------------------------------------------

Revenues
Base rents                                                               $49,302                     $ 23,083
Percentage rents                                                           2,062                          865
Tenant reimbursements                                                     23,671                       10,743
Interest and other                                                         3,549                        2,817
                                                                         -------                     --------
     Total revenues                                                       78,584                       37,508

Expenses
Property operating                                                        18,921                        8,353
Real estate taxes                                                          5,567                        2,856
Depreciation and amortization                                             18,357                        7,823
Corporate general and administrative                                       2,787                        1,692
Interest                                                                  21,262                        8,374
Other charges                                                              2,392                          959
                                                                         -------                     --------
     Total expenses                                                       69,286                       30,057
                                                                         -------                     --------
Income before minority interests                                           9,298                        7,451
Income allocated to minority interests                                         -                        5,461
                                                                         -------                     --------
Net income                                                                 9,298                        1,990
(Income) loss allocated to preferred shareholders                          7,800                       (4,166)
                                                                         -------                     --------
Net income (loss) applicable to common shares                           $ 17,098                     $ (2,176)
                                                                         =======                     ========
Earnings per common share:
     Basic                                                              $   0.40                      $ (0.08)
                                                                         =======                     ========
     Diluted                                                            $   0.06                      $ (0.08)
                                                                         =======                     ========
Weighted average common shares outstanding
     Basic                                                                42,951                       27,295
                                                                         =======                     ========
     Diluted                                                              58,376                       27,295
                                                                         =======                     ========
Distributions declared per common share                                 $  0.295                      $ 0.295
                                                                         =======                     ========
====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                1999                 1998
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                               $ 9,298              $ 1,990
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income allocated to minority interests                                   -                5,461
      Depreciation                                                        18,172                7,511
      Amortization of deferred financing costs and
         interest rate protection contracts                                  650                  509
      Amortization of leasing commissions                                    185                  312
      Provision for uncollectible accounts receivable                      1,054                  306
Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                          (4,579)                 110
      (Increase) decrease in due from affiliates, net                       (393)                 639
      Decrease in other assets                                               499               13,425
      Increase in accrued interest                                           262                  117
      Decrease in accounts payable and other liabilities                  (2,567)              (4,802)
                                                                         -------               ------
         Net cash provided by operating activities                        22,581               25,578

Investing Activities
Purchase of buildings and improvements                                   (10,462)              (4,247)
Increase in property under development                                    (9,197)             (23,155)
                                                                         -------              -------
         Cash used in investing activities                               (19,659)             (27,402)

Financing Activities
Proceeds from notes payable                                               34,587               32,611
Principal repayments on notes payable                                    (19,600)             (22,102)
Deferred financing fees                                                     (444)                 (85)
Distributions and dividends paid                                         (19,650)             (11,498)
Distributions to minority interests                                       (3,250)              (2,952)
                                                                          ------              -------
         Net cash provided by (used in) financing activities              (8,357)              (4,026)
                                                                          ------              -------
Decrease in cash and cash equivalents                                     (5,435)              (5,850)
Cash and cash equivalents at beginning of period                           5,765                6,373
                                                                          ------              -------
Cash and cash equivalents at end of period                               $   330              $   523
                                                                          ======              =======

====================================================================================================================================

See accompanying notes to financial statements.

                              Prime Retail, Inc.
                  Consolidated Statements of Cash Flows (continued)
                                 (in thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:

------------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31,                                                1999                1998
------------------------------------------------------------------------------------------------------------------------------------

Series C Preferred Stock redeemed in exchange for issuance
     of note payable                                                     $33,000               $      -

====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                   Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2 - Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the method of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) Series B Convertible Preferred Stock were converted into shares of Common Stock. For the three months ended March 31, 1999, (i) a redemption discount of $13,782 related to the Company's agreement to repurchase its Series C Preferred Stock (see Note 5 - "Redeemable Equity" of the Notes to Consolidated Financial Statements) is included in the computation of basic EPS and (ii) incremental shares of 15,425 are included in the computation of diluted EPS. For the three months ended March 31, 1998, diluted EPS is equivalent to basic EPS as the effect of these exercises and conversions was anti-dilutive.

Note 3 - Minority Interests

In prior periods, cash distributions and losses allocated to minority interests reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $4,342 incurred during the three months ended March 31, 1998 that were otherwise allocable to minority interests were allocated to common shareholders. During the three months ended March 31, 1999, the cumulative amount of distributions and losses that were allocable to minority interests that were previously allocated to common shareholders was reduced by $3,819 and the remaining balance at March 31, 1999 was $10,810.

Note 4 - Notes Payable

As of March 31, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of $35,383 of the indebtedness of Horizon Group
Properties, Inc. and its affiliates. As of March 31, 1999, the components of such indebtedness included (i) a mortgage loan with an outstanding balance of $11,793 which bears interest at a rate of prime, matures in June 1999, and is collateralized by a first mortgage on Phases II and III of property located in Patchogue, New York; (ii) a mortgage loan with an outstanding balance of $10,684 which bears interest at a rate of 10.25%, matures in July 2018, and is collateralized by a first mortgage on Phase I of property located in Patchogue, New York; (iii) a mortgage loan with an outstanding balance of $2,629 which bears interest at a rate of LIBOR plus 2.50%, matures in December 2002, and is collateralized by a first mortgage on an office building in Muskegon, Michigan;
(iv) a secured loan with an outstanding balance of $277 which bears interest at a rate of prime, matures in December 2000 and is collateralized by furniture and fixtures; and (v) an unsecured revolving credit facility with an outstanding balance of $3,000 which bears a rate of interest of prime and was repaid on April 30, 1999. In addition, the Company is a guarantor of $10,000 of obligations under HGP's $108,205 secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by 13 properties located throughout the United States. The Company is pursuing an agreement with HGP pursuant to which it would purchase HGP's and its affiliates' general and limited partnership interests and a portion of a third party's limited partnership interest in the Bellport Outlet Center and undeveloped parcels located in Patchogue, New York. If the agreement is consummated, it is expected that the aggregate indebtedness of HGP for which the Company remains contingently liable as a guarantor would be reduced to $12,906.

Note 5 -Redeemable Equity

On March 31, 1999, the Company entered into an agreement pursuant to which it will repurchase all of its outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provides for the repurchase to occur in two stages. In the first stage, on March 31, 1999, the Company repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a $33,000 unsecured promissory note. The unsecured promissory note bears interest at a rate of 12.0% per annum, matures on September 30, 1999, requires monthly interest-only payments and may be prepaid by the Company at any time without penalty. Second, the Company will repurchase the remaining 1,063,636 shares of its Series C Preferred Stock for an aggregate purchase price of $10,636 on or before September 30, 1999. In addition, the sole holder of the Series C Preferred Stock irrevocably waived the Company's obligation to comply with the financial covenants contained in its charter relating to the Series C Preferred Stock, as well as the rights of such holder to require the Company to repurchase the Series C Preferred Stock in certain circumstances at its original issuance price of $13.75 per share, plus accrued but unpaid distributions.

Additionally, on March 31, 1999 the remaining 1,063,636 outstanding shares of Series C Preferred Stock were reclassified to redeemable equity at their aggregate repurchase price of $10,636 in the Consolidated Balance Sheets.

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

Cautionary Statements

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. The words "believes", "expects", "anticipates", "estimates" and similar words or expressions are generally intended to identify forward-looking statements. These statements contain potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the risk that the Company may be unable to finance its planned acquisition and development activities; risks related to the retail industry in which the Company's manufacturers' outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's property acquisitions, such as the lack of predictability with respect to financial returns; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties; and risks associated with the impact of the Year 2000 issue on the processing of date-sensitive information by the Company's computerized information systems as well as the Company's tenants and vendors.

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

Portfolio Growth

The Company has grown by developing and acquiring manufacturers' outlet centers and expanding certain of its existing manufacturers' outlet centers. As summarized in TABLE 1, the Company's manufacturers' outlet portfolio consisted of 50 manufacturers' outlet centers totaling 14,369,000 square feet of gross leasable area ("GLA") at March 31, 1999, compared to 28 operating manufacturers' outlet centers totaling 7,237,000 square feet of GLA at March 31, 1998.

During the three months ended March 31, 1999, the Company opened an expansion to an existing manufacturers' outlet center totaling 21,000 square feet of GLA. In connection with the Merger Transactions, the Company acquired and integrated 22 of Horizon's manufacturers' outlet centers into its existing portfolio on June 15, 1998 adding 6,626,000 square feet of GLA in the aggregate. Additionally, in connection with the Merger Transactions, the Company sold two manufacturers' outlet centers to Horizon Group Properties, Inc. ("HGP") totaling 426,000 square feet of GLA on June 15, 1998. During 1998, the Company opened two new manufacturers' outlet centers and added nine expansions to existing manufacturers' outlet centers totaling 931,000 square feet of GLA in the aggregate (of which one expansion to an existing factory outlet center totaling 20,000 square feet of GLA opened during the three months ended March 31, 1998). The significant increase in the number of the Company's operating properties and total GLA since March 31, 1998 are collectively referred to as the "Portfolio Expansion and the Horizon Merger".

                             Portfolio of Properties
                                 March 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand         GLA         Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------


Prime Outlets at Kittery  - Kittery Maine..............................     I            April 1984         25,000             100%
                                                                           II              May 1984         78,000              99
                                                                          III           August 1989         18,000             100
                                                                           IV              May 1998         10,000             100
                                                                                                           -------             ---
                                                                                                           131,000             100

Prime Outlets at Fremont (2) - Fremont, Indiana........................     I          October 1985        118,000             100
                                                                           II         November 1993         51,000              92
                                                                          III          October 1994         60,000             100
                                                                                                           -------             ---
                                                                                                           229,000              98

Prime Outlets at Birch Run (2) - Birch Run, Michigan................... I-XVI               Various        591,000              98
                                                                   XVII-XVIII                  1997        133,000              98
                                                                                                           -------             ---
                                                                                                           724,000              99

Prime Outlets at Latham - Latham, New York.............................     I           August 1987         43,000              98

Prime Outlets at Michigan City (2) - Michigan City, Indiana............     I         November 1987        199,000             100
                                                                           II              May 1988        130,000              97
                                                                          III             July 1991         36,000              90
                                                                           IV             July 1994         42,000              93
                                                                            V         December 1994         26,000              98
                                                                           VI              May 1995         58,000              99
                                                                                                           -------             ---
                                                                                                           491,000              98

Prime Outlets at Williamsburg (2) - Williamsburg, Virginia.............     I            April 1988         67,000             100
                                                                           II         November 1988         60,000             100
                                                                          III          October 1990         49,000             100
                                                                           IV                  1995         98,000             100
                                                                                                           -------             ---
                                                                                                           274,000             100

Prime Outlets at Kenosha (2) - Kenosha, Wisconsin......................     I        September 1988         89,000              97
                                                                           II             July 1989         65,000              97
                                                                          III              May 1990        115,000              96
                                                                                                           -------             ---
                                                                                                           269,000              97

Prime Outlets at Silverthorne (2) - Silverthorne, Colorado.............     I         November 1988         95,000              92
                                                                           II         November 1990         75,000              92
                                                                          III         November 1993         88,000              86
                                                                                                           -------             ---
                                                                                                           258,000              90

Prime Outlets at Edinburgh (2) - Edinburgh, Indiana....................     I                  1988        156,000             100
                                                                           II         November 1994        142,000             100
                                                                                                           -------             ---
                                                                                                           298,000             100

Prime Outlets at Burlington (2) - Burlington, Washington ..............     I              May 1989         89,000              88
                                                                           II          October 1989         36,000              94
                                                                          III            April 1993         49,000              97
                                                                                                           -------             ---
                                                                                                           174,000             100

Prime Outlets at Queenstown (2) - Queenstown, Maryland.................     I             June 1989         67,000             100
                                                                           II             June 1990         55,000              99
                                                                          III          January 1991         16,000              97
                                                                           IV             June 1992         14,000              97
                                                                            V           August 1993         69,000             100
                                                                                                           -------             ---
                                                                                                           221,000              99

                       Portfolio of Properties (continued)
                                 March 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand         GLA         Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Hillsboro (2) - Hillsboro, Texas......................     I          October 1989         95,000             90%
                                                                           II          January 1992        101,000             97
                                                                          III              May 1995        163,000             93
                                                                                                           -------            ---
                                                                                                           359,000             93

Prime Outlets at Oshkosh (2) - Oshkosh, Wisconsin......................     I         November 1989        215,000             93
                                                                           II             July 1991         45,000             99
                                                                                                           -------            ---
                                                                                                           260,000             94

Prime Outlets at Warehouse Row (3) - Chattanooga, Tennessee............     I         November 1989         95,000             95
                                                                           II           August 1993         26,000             94
                                                                                                           -------            ---
                                                                                                           121,000             95

Prime Outlets at Gilroy (2) - Gilroy, California.......................     I          January 1990         94,000            100
                                                                           II           August 1991        109,000            100
                                                                          III          October 1992        137,000             97
                                                                           IV             July 1994        170,000             96
                                                                            V         November 1995         69,000            100
                                                                                                           -------            ---
                                                                                                           579,000             98

Prime Outlets at Perryville (2) - Perryville, Maryland.................     I             June 1990        148,000             94

Prime Outlets at Sedona - Sedona, Arizona .............................     I           August 1990         82,000             92

Prime Outlets at San Marcos - San Marcos, Texas........................     I           August 1990        177,000            100
                                                                           II           August 1991         70,000            100
                                                                          III           August 1993        117,000             98
                                                                         IIIB         November 1994         20,000             91
                                                                         IIIC         November 1995         35,000            100
                                                                         IIID              May 1998         18,000            100
                                                                                                           -------            ---
                                                                                                           437,000             99

Prime Outlets at Anderson - Anderson, California.......................     I           August 1990        165,000             93

Prime Outlets at Post Falls - Post Falls, Idaho .......................     I             July 1991        111,000             82
                                                                           II             July 1992         68,000             88
                                                                                                           -------            ---
                                                                                                           179,000             84

Prime Outlets at Ellenton - Ellenton, Florida..........................     I         October 1991         187,000            100
                                                                           II          August 1993         123,000            100
                                                                          III         October 1996          30,000            100
                                                                           IV        November 1998         141,000             91
                                                                                                           -------            ---
                                                                                                           481,000             97

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........     I         October 1991         181,000            100
                                                                           II            July 1996           6,000            100
                                                                                                           -------            ---
                                                                                                           187,000            100

Prime Outlets at Naples - Naples/Marco Island, Florida.................     I        December 1991          94,000             96
                                                                           II        December 1992          32,000            100
                                                                          III           March 1998          20,000             98
                                                                                                           -------            ---
                                                                                                           146,000             97

Prime Outlets at Conroe (2) - Conroe, Texas............................     I         January 1992          93,000             88
                                                                           II            June 1994         163,000             96
                                                                          III         October 1994          26,000             79
                                                                                                           -------            ---
                                                                                                           282,000             91

Prime Outlets at Niagara Falls USA - Niagara Falls, New York...........     I             July 1992        300,000             99
                                                                           II           August 1995        234,000             90
                                                                                                           -------            ---
                                                                                                           534,000             95

                       Portfolio of Properties (continued)
                                 March 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand         GLA         Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Woodbury (2) - Woodbury, Minnesota....................     I            July 1992         129,000             91%
                                                                           II        November 1993         100,000             93
                                                                          III          August 1994          21,000            100
                                                                                                           -------            ---
                                                                                                           250,000             93

Prime Outlets at Calhoun (2) - Calhoun, Georgia........................     I         October 1992         123,000            100
                                                                           II         October 1995         131,000             92
                                                                                                           -------            ---
                                                                                                           254,000             96

Prime Outlets at Castle Rock - Castle Rock, Colorado...................     I        November 1992         181,000             98
                                                                           II          August 1993          94,000             94
                                                                          III        November 1993          95,000             97
                                                                           IV          August 1997         110,000             97
                                                                                                           -------            ---
                                                                                                           480,000             97

Prime Outlets at Bend - Bend, Oregon...................................     I        December 1992          97,000             97
                                                                           II       September 1998          35,000             99
                                                                                                           -------            ---
                                                                                                           132,000             97

Prime Outlets at Jeffersonville II (2) - Jeffersonville, Ohio..........     I           March 1993         126,000             97
                                                                           II          August 1993         123,000             96
                                                                          III         October 1994          65,000             77
                                                                                                           -------            ---
                                                                                                           314,000             93

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio...............     I            July 1993         186,000             91
                                                                           II        November 1993         100,000             81
                                                                          IIB        November 1994          13,000             64
                                                                         IIIA          August 1996          35,000            100
                                                                         IIIB           March 1997          73,000            100
                                                                                                           -------            ---
                                                                                                           407,000             90

Prime Outlets at Gainesville - Gainesville, Texas......................     I           August 1993        210,000             87
                                                                           II         November 1994        106,000             99
                                                                                                           -------            ---
                                                                                                           316,000             91

Prime Outlets at Loveland - Loveland, Colorado.........................     I              May 1994        139,000             98
                                                                           II         November 1994         50,000            100
                                                                          III              May 1995        114,000             91
                                                                           IV              May 1996         25,000            100
                                                                                                           -------            ---
                                                                                                           328,000             96

Prime Outlets at Oxnard (4) - Oxnard, California.......................     I             June 1994        148,000             92

Prime Outlets at Grove City - Grove City, Pennsylvania.................     I           August 1994        235,000             99
                                                                           II         November 1994         95,000             98
                                                                          III         November 1995         85,000             96
                                                                           IV         November 1996        118,000             99
                                                                                                           -------            ---
                                                                                                           533,000             98

Prime Outlets at Huntley - Huntley, Illinois...........................     I           August 1994        192,000             96
                                                                           II         November 1995         90,000             89
                                                                                                           -------            ---
                                                                                                           282,000             89


Prime Outlets at Florida City - Florida City, Florida..................     I        September 1994        208,000             94

Prime Outlets at Pismo Beach (2) - Pismo Beach, California.............     I         November 1994        148,000             98

Prime Outlets at Tracy  (2) - Tracy, California........................     I         November 1994        153,000             92

Prime Outlets at Vero Beach (2) - Vero Beach, Florida..................     I         November 1994        210,000             98
                                                                           II           August 1995        116,000             95
                                                                                                           -------            ---
                                                                                                           326,000             97


                       Portfolio of Properties (continued)
                                 March 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand             GLA      Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date       (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Waterloo (2) - Waterloo, New York.....................     I            March 1995         208,000           100%
                                                                           II        September 1996         115,000           100
                                                                          III            April 1997          68,000            94
                                                                                                            -------           ---
                                                                                                            391,000            99

Prime Outlets at Odessa - Odessa, Missouri.............................     I            July 1995          191,000            91
                                                                           II        November 1996          105,000            58
                                                                                                            -------           ---
                                                                                                            296,000            79

Prime Outlets at Darien (5) - Darien, Georgia..........................     I             July 1995         238,000            84
                                                                          IIA         November 1995          49,000            99
                                                                          IIB             July 1996          20,000           100
                                                                                                           -------            ---
                                                                                                            307,000            88

Prime Outlets at New River (4) - Phoenix, Arizona......................     I        September 1995         217,000            90
                                                                           II        September 1996         109,000            90
                                                                                                            -------           ---
                                                                                                            326,000            90

Prime Outlets at Gulfport (5) - Gulfport, Mississippi..................     I         November 1995         228,000            99
                                                                          IIA         November 1996          40,000            73
                                                                          IIB         November 1997          38,000           100
                                                                                                            -------           ---
                                                                                                            306,000            96

Prime Outlets at Lodi - Burbank, Ohio..................................     I         November 1996         205,000            95
                                                                          IIA              May 1998          33,000            92
                                                                          IIB         November 1998          75,000            82
                                                                                                            -------           ---
                                                                                                            313,000            92

Prime Outlets at Gaffney - Gaffney, South Carolina.....................     I         November 1996         235,000            99
                                                                           II             July 1998          70,000            88
                                                                                                            -------           ---
                                                                                                            305,000            97

Prime Outlets at Lee (2) - Lee, Massachusetts..........................     I             June 1997         224,000           100

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................     I            April 1998         208,000            98
                                                                          IIA            March 1999          21,000            67
                                                                                                            -------           ---
                                                                                                            229,000            96

Prime Outlets at Hagerstown - Hagerstown, Maryland.....................     I           August 1998         218,000           100
                                                                           II         November 1998         103,000            81
                                                                                                            321,000            94
                                                                                                            -------           ---
Total Manufacturers' Outlet Centers (6)................................                                  14,369,000            95%
                                                                                                         ==========            ==
====================================================================================================================================

Notes:
(1) Percentage reflects fully executed leases as of March 31, 1999 as a percent of square feet of GLA.
(2) The Company acquired this manufacturers' outlet center on June 15, 1998 as a result of its merger with Horizon Group, Inc.
(3) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. An unrelated third party holds a 35% limited partnership interest and the Company holds a 65% general partnership interest in the partnership that owns Phase II of this property. Phase I of this mixed-use development includes 154,000 square feet of office space and Phase II includes 5,000 square feet of office space. The total office space of 159,000 square feet is not included in this table and such space was 76% leased as of March 31, 1999.
(4) The Company owns 50% of this manufacturers' outlet center in a joint venture partnership with an unrelated third party.
(5) The Company operates this manufacturers' outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(6) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 88% leased as of March 31, 1999.

Results of Operations

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

Summary

The Company reported net income of $9,298 and $1,990 for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1999, the net income applicable to common shareholders was $17,098, or $0.40 and $0.06 per common share on a basic and diluted basis, respectively. For the three months ended March 31, 1998, the net loss applicable to common shareholders was $2,176, or $0.08 per common share on a basic and diluted basis.

Revenues

Total revenues were $78,584 for the three months ended March 31, 1999 compared to $37,508 for the three months ended March 31, 1998, an increase of $41,076, or 109.5%. Base rents increased $26,219, or 113.6%, in 1999 compared to 1998. Straight-line rents (included in base rents) were $209 and $(26) for the three months ended March 31, 1999 and 1998, respectively. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $1,197, or 138.4%, during the three months ended March 31, 1999 compared to the same period in 1998. This increase was attributable to the Portfolio Expansion and the Horizon Merger. For the three months ended March 31, 1999, same-space sales in centers owned by the Company increased 0.9% compared to the same period in 1998. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1998. The Company's same-space sales for the year ended December 31, 1998 were $248.44 per square foot. For the three months ended March 31, 1999, same-store sales increased by 0.2% compared to the same period in 1998. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened since January 1, 1998. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $12,928, or 120.3%, primarily due to the Portfolio Expansion and the Horizon Merger.

Interest and other income increased by $732, or 26.0%, to $3,549 during the three months ended March 31, 1999 as compared to $2,817 for the three months ended March 31, 1998. The increase reflects higher (i) temporary tenant income of $440, (ii) municipal assistance income of $250, (iii) leasing commissions of $191, and (iv) other ancillary income of $80 partially offset by a decrease in interest income of $229. The reduction in interest income was primarily the result of the use of a portion of the Company's expansion loan escrow account to fund certain of its development activities during 1998 and 1999. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

Expenses

Property operating expenses increased by $10,568, or 126.5%, to $18,921 for the three months ended March 31, 1999 compared to $8,353 for the same period in 1998. Real estate taxes increased by $2,711, or 94.9%, to $5,567 for the three months ended March 31, 1999 from $2,856 in the same period for 1998. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion and the Horizon Merger. As shown in TABLE 2, depreciation and amortization expense increased by $10,534, or 134.7%, to $18,357 for the three months ended March 31, 1999 compared to $7,823 for 1998. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

TABLE 2 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------

Three months ended March 31,                            1999               1998
--------------------------------------------------------------------------------

Building and improvements                               $10,122          $ 4,324
Land improvements                                         1,378              830
Tenant improvements                                       6,184            2,075
Furniture and fixtures                                      488              282
Leasing commissions                                         185              312
                                                        -------          -------
    Total                                               $18,357          $ 7,823
                                                        =======          =======
================================================================================

TABLE 3 - Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------

Three months ended March 31,
                                                             1999           1998
--------------------------------------------------------------------------------

Interest incurred                                           $21,686      $9,253
Interest capitalized                                         (1,074)     (1,388)
Amortization of deferred financing costs                        593         167
Amortization of interest rate protection contracts               57         342
                                                            -------      ------
    Total                                                   $21,262      $8,374
                                                            =======      ======
================================================================================

As shown in TABLE 3, interest expense for the three months ended March 31, 1999 increased by $12,888, or 153.9%, to $21,262 compared to $8,374 for the same period in 1998. This increase reflects (i) higher interest incurred of $12,433,
(ii) an increase in amortization of deferred financing costs of $335 and (iii) a reduction in the amount of interest capitalized in connection with development projects of $314. Partially offsetting these items was a decrease in amortization of interest rate protection contracts of $194.

The increase in interest incurred is primarily attributable to an increase of $703,844 in the Company's average debt outstanding during the three months ended March 31, 1999 compared to the same period in 1998 offset by a slight decrease in the weighted average interest rate for the three months ended March 31, 1999 compared to the same period in 1998. The weighted average interest rates were 7.17% and 7.20% for the 1999 and 1998 periods, respectively.

Other charges increased by $1,433, or 149.4%, to $2,392.  This increase reflects
(i) a higher provision for uncollectible accounts receivable of $748, (ii) increased selling and marketing costs of $416 associated with the Company's operation of the outlet store known as Designer Connection, (iii) increased ground lease expense of $196, and (iv) increased other miscellaneous charges of $73.

In connection with re-leasing space to new merchants, the Company incurred $786 and $195 in capital expenditures during the three months ended March 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

For the three months ended March 31, 1999, net cash provided by operating activities was $22,581, cash used in investing activities was $19,659, and net cash used in financing activities was $8,357.

The primary uses of cash for investing activities during the three months ended March 31, 1999 included: (i) costs associated with the development and construction of two expansions to existing manufacturers' outlet centers aggregating 102,000 square feet of GLA which are expected to open during 1999 (of which 21,000 square feet of GLA opened during the first quarter of 1999),
(ii) costs associated with the completion of two new manufacturers' outlet centers and expansions to existing manufacturers' outlet centers aggregating
931,000 square feet of GLA which opened during 1998, and (iii) costs for pre-development activities associated with future developments.

The primary uses of cash for financing activities during the three months ended March 31, 1999 were (i) principal repayments on notes payable of $19,600, (ii) preferred and common stock distributions of $19,650, (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $3,250, and (iv) deferred financing costs of $444. Such uses were partially offset by proceeds from new borrowings of $34,587 during the period.

The Company anticipates that cash flow from (i) certain line of credit facilities, (ii) operations, (iii) new borrowings, (iv) refinancing of certain existing debt, (v) the potential sale of a joint venture interest in certain manufacturers' outlet centers, and (vi) the potential sale of equity or debt securities in the public or private capital markets will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year. There can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods. At March 31, 1999, unused commitments available for borrowings under various loan facilities were $18,436 in the aggregate.

Debt Repayments and Preferred Stock Dividends

The Company's aggregate indebtedness was $1,265,494 and $1,217,507 at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999, such indebtedness had a weighted average maturity of 5.7 years and bore interest at a weighted average interest rate of 7.21% per annum. At March 31, 1999, $982,007, or 77.6%, of such indebtedness bore interest at fixed rates and $283,487, or 22.4%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable rates.

The Company is obligated to repay $124,550 of indebtedness during the remainder of 1999 and $45,345 in 2000. In addition, the Company is obligated to repay $10,636 of indebtedness on September 30, 1999 in connection with its repurchase of the remaining outstanding Series C Cumulative Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). Annualized cumulative dividends on the Company's Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock"), Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"), and Series C Preferred Stock outstanding as of March 31, 1999 are $6,038, $16,635, and $1,255, respectively. These dividends are paid quarterly, in arrears.

Repurchase of Shares of Series C Preferred Stock

On March 31, 1999, the Company entered into an agreement pursuant to which it will repurchase all of its outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provides for the repurchase to occur in two stages. In the first stage, on March 31, 1999, the Company repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a $33,000 unsecured promissory note. The unsecured promissory note bears interest at a rate of 12.0% per annum, matures on September 30, 1999, requires monthly interest-only payments and may be prepaid by the Company at any time without penalty. Second, the Company will repurchase the remaining 1,063,636 shares of its Series C Preferred Stock for an aggregate purchase price of $10,636 on or before September 30, 1999. In addition, the sole holder of the Series C Preferred Stock irrevocably waived the Company's obligation to comply with the financial covenants contained in its charter relating to the Series C Preferred Stock, as well as the rights of such holder to require the Company to repurchase the Series C Preferred Stock in certain circumstances at its original issuance price of $13.75 per share, plus accrued but unpaid distributions.

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


Debt Transactions

On April 27, 1999, the Company closed on a $63,000 debt financing with a financial institution that provided approximately $27,900 of net proceeds. The $63,000 note is (i) collateralized by a first mortgage on Prime Outlets at Niagara Falls USA, (ii) bears interest at a fixed rate of 7.604%, (iii) requires monthly principal and interest payments of $450 pursuant to a 30-year amortization schedule, and (iv) matures in 10 years. In connection with the debt refinancing, the Company paid a pre-payment penalty of $2,640 which it will record as an extraordinary loss on early extinguishment of debt in its second quarter results.

On December 31, 1998, the Company entered into an agreement to purchase, at its option, its joint venture partner's 50% ownership interest in Arizona Factory Shops Partnership for total consideration of approximately $3,600. The option expires on May 27, 1999. If the Company exercises its option, the Company will own 100% of Prime Outlets at New River which contains approximately 326,000 square feet and was 90% leased at March 31, 1999.

As of March 31, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of $35,383 of the indebtedness of HGP and its affiliates. As of March 31, 1999, the components of such indebtedness included
(i) a mortgage loan with an outstanding balance of $11,793 which bears interest at a rate of prime, matures in June 1999, and is collateralized by a first mortgage on Phases II and III of property located in Patchogue, New York; (ii) a mortgage loan with an outstanding balance of $10,684 which bears interest at a rate of 10.25%, matures in July 2018, and is collateralized by a first mortgage on Phase I of property located in Patchogue, New York; (iii) a mortgage loan with an outstanding balance of $2,629 which bears interest at a rate of LIBOR plus 2.50%, matures in December 2002, and is collateralized by a first mortgage on a office building in Muskegon, Michigan; (iv) a secured loan with an outstanding balance of $277 which bears interest at a rate of prime, matures in December 2000 and is collateralized by furniture and fixtures; and (v) an unsecured revolving credit facility with an outstanding balance of $3,000 which bears a rate of interest of prime and was repaid on April 30, 1999. In addition, the Company is a guarantor of $10,000 of obligations under HGP's $108,205 secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by 13 properties located throughout the United States. The Company is pursuing an agreement with HGP pursuant to which it would purchase HGP's and its affilaites' general and limited partnership interests and a portion of a third party's limited partnership interest in the Bellport Outlet Center and undeveloped parcels located in Patchogue, New York. If the agreement is consummated, it is expected that the aggregate indebtedness of HGP for which the Company remains contingently liable as a guarantor would be reduced to $12,906.

Planned Development

The Company's goal is to continue to develop new centers and expand its existing centers if such development would be accretive based on the current cost of capital. Management believes that there is demand for continued development of new manufacturers' outlet centers and expansions of certain existing manufacturers' outlet centers. The Company previously expected to open approximately 555,000 square feet of GLA during 1999. However, because of the Company's current cost of capital, management may elect to delay construction of certain projects until such time that it is reasonably confident that minimum returns on total development cost and equity can be achieved. In March 1999, a 21,000 square foot expansion opened at Prime Outlets at Lebanon and an 81,000 square foot expansion at Prime Outlets at San Marcos is under construction and will open in the third quarter of 1999. In addition, construction continues at Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which will contain 175,000 square feet of GLA. At March 31, 1999, the remaining budgeted capital expenditures for projects under construction including Prime Outlets at Lebanon aggregated approximately $29,400, while anticipated capital expenditures related to the completion of expansions of existing manufacturers' outlet centers opened during 1998 (aggregating 931,000 square feet of GLA) approximated $16,100.

In addition to the projects currently under construction, management plans to begin development of two new manufacturers' outlet centers and several expansions during the next fifteen months, if such projects achieve the Company's minimum return on total development cost and equity. Such projects are expected to contain approximately 844,000 square feet of GLA, in the aggregate, and have a total expected development cost of approximately $113,700. As of March 31, 1999, there were no material commitments with regard to the construction of these projects.

The Company expects to fund the development cost of these projects from (i) certain line of credit facilities, (ii) joint venture partners, (iii) retained cash flow from operations, (iv) construction loans, and (v) the potential sale of equity or debt securities in the public or private capital markets. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the planned development projects or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

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

Contingency Plans

Contingency plans generally involve the development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for potential third party Y2K failures. Based on the Company's current assessment of Y2K readiness relating to information technology, non-information technology, and third parties, the Company has not implemented a Y2K contingency plan to date. However, we will continue to assess the need for such a plan.

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

Funds from Operations

Management believes that to facilitate a clear understanding of the Company's operating results, funds from operations ("FFO") should be considered in conjunction with net income (loss) presented in accordance with generally accepted accounting principles ("GAAP"). In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established guidelines clarifying the definition of FFO. FFO is defined as net income (loss) (determined in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures.

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

TABLE 4 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the three months ended March 31, 1999 and 1998. FFO increased $12,220, or 79.1% to $27,675 for the three months ended March 31, 1999 from $15,455 for the three months ended March 31, 1998. This increase was primarily due to the Portfolio Expansion and the Horizon Merger.

TABLE 4 - Funds from Operations

--------------------------------------------------------------------------------

Three months ended March 31,                             1999               1998
--------------------------------------------------------------------------------

Income before allocations to minority interests and
  preferred shareholders                             $  9,298           $  7,451
FFO adjustments:
Real estate depreciation and amortization              18,122              7,701
Unconsolidated joint venture adjustments                  255                303
FFO before allocations to minority interests and     --------           --------
  preferred shareholders                             $ 27,675           $ 15,455
                                                     ========           ========
================================================================================

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

Interest Rate Risk

In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity. Variable interest rates are based on the weighted average rates of the portfolio at March 31, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                                                        Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                        1999        2000         2001        2002          2003        2004  Thereafter        Total
------------------------------------------------------------------------------------------------------------------------------------

Fixed rate:
Principal......................      $44,954     $43,174     $ 50,746     $88,976      $348,720    $15,526   $389,911     $982,007
Average interest rate..........        10.72%       7.07%        7.39%       6.97%         7.76%      7.79%      7.01%        7.48%
Variable rate:
Principal......................      $79,596     $ 2,171     $142,000     $   427      $    778    $30,265   $ 28,250     $283,487
Average interest rate..........         7.00%       6.90%        6.41%       6.46%         6.46%      6.46%      3.03%        6.25%

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

Item 5.           Other Information

                  None

Item 6.           Exhibits or Reports on Form 8-K

               (a)  The following exhibits are included in this Form 10-Q:

                    Exhibit  3.3 - Amended and Restated By-Laws of Prime Retail,
                                   Inc.

                    Exhibit 12.1 - Ratio of Earnings to Fixed Charges and
                                   Preferred Stock Distributions and Dividends

                    Exhibit 27.1 - Financial Data Schedule (Edgar filing only)


               (b)  Reports on Form 8-K:

                    On April 6, 1999, the Company filed a Current Report on Form 8-K, dated March 31, 1999, announcing the Company entered into an agreement to repurchase its outstanding shares of Series C Cumulative Convertible Redeemable Preferred Stock. No financial statements were included.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         PRIME RETAIL, INC.
                                                         Registrant



Date: May 14, 1999                                     /s/ Abraham Rosenthal
                                                       ---------------------
                                                       Abraham Rosenthal
                                                       Chief Executive Officer



Date: May 14, 1999                                     /s/ Robert P. Mulreaney
                                                       -----------------------
                                                       Robert P. Mulreaney
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer