Form 10-Q
period 1999-06-30
PRIME RETAIL INC/BD/
filed 1999-08-13
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period
                   From --------    to   -----------


         Commission file number                         001-13301
                                                ----------------------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Maryland                                      38-2559212
-----------------------------------------       --------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


            100 East Pratt Street
            Nineteenth Floor
            Baltimore, Maryland                                   21202
-------------------------------------------------           --------------------
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

As of August 5, 1999, the issuer had outstanding 43,273,772 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX

PART I:  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 1999 and
     December 31, 1998 ....................................................... 1

     Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998............................................. 2

     Consolidated Statements of Cash Flows for the six
     months ended June 30, 1999 and 1998...................................... 3

     Notes to the Consolidated Financial Statements........................... 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk............27

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 28

Item 2.  Changes in Securities............................................... 28

Item 3.  Defaults Upon Senior Securities..................................... 28

Item 4.  Submission of Matters to a Vote of Security Holders................. 28

Item 5.  Other Information................................................... 29

Item 6.  Exhibits or Reports on Form 8-K..................................... 29

Signatures................................................................... 30

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)


                               Prime Retail, Inc.
                           Consolidated Balance Sheets
                    (in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          June 30, 1999        December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

Assets
Investment in rental property:
     Land                                                                                  $    206,362             $    206,386
     Buildings and improvements                                                               1,768,719                1,753,641
     Property under development                                                                  65,193                   45,068
     Furniture and equipment                                                                     13,892                   10,627
                                                                                           ------------             ------------
                                                                                              2,054,166                2,015,722
     Accumulated depreciation                                                                  (161,011)                (127,747)
                                                                                           ------------             ------------
                                                                                              1,893,155                1,887,975
Cash and cash equivalents                                                                         1,606                    5,765
Restricted cash                                                                                  34,997                   34,969
Accounts receivable, net                                                                         24,475                   21,233
Deferred charges, net                                                                            11,295                   12,518
Investment in partnerships                                                                        9,575                    8,386
Other assets                                                                                      6,694                    5,618
                                                                                           ------------              -----------
     Total assets                                                                          $  1,981,797              $ 1,976,464
                                                                                           ============              ===========
Liabilities and Shareholders' Equity

Bonds payable                                                                              $     32,900              $    32,900
Notes payable                                                                                 1,256,126                1,184,607
Accrued interest                                                                                  7,774                    7,878
Real estate taxes payable                                                                        18,481                   11,229
Construction costs payable                                                                        2,386                    3,754
Accounts payable and other liabilities                                                           61,903                   69,879
                                                                                           ------------             ------------
     Total liabilities                                                                        1,379,570                1,310,247

Minority interests                                                                                9,569                   22,483
Series C Cumulative Convertible Redeemable Preferred Stock,
     1,063,636 shares issued and outstanding at June 30, 1999                                    10,636                        -
Shareholders' equity:
Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
        par value (liquidation preference of $57,500), 2,300,000
        shares issued and outstanding                                                                23                       23
     8.5% Series B Cumulative Participating Convertible Preferred
        Stock, $0.01 par value (liquidation preference of $195,703)
        7,828,125 shares issued and outstanding                                                      78                       78
     Series C Cumulative Participating Convertible Redeemable
        Preferred Stock, $.01 par value (liquidation preference
        $60,000), 4,363,636 shares issued and outstanding
        at December 31, 1998                                                                          -                       44
Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,276,552 and 42,736,742
     shares issued and outstanding, respectively                                                    433                      427
Additional paid-in capital                                                                      707,759                  759,105
Distributions in excess of net income                                                          (126,271)                (115,943)
                                                                                           ------------             ------------
     Total shareholders' equity                                                                 582,022                  643,734
                                                                                           ------------             ------------
     Total liabilities and shareholders' equity                                            $  1,981,797             $  1,976,464
                                                                                           ============             ============
====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                    Six months
                                                                             ended June 30                  ended June 30
                                                                      -----------------------------  -----------------------------
                                                                               1999           1998            1999           1998
------------------------------------------------------------------------------------------------------------------------------------

Revenues
Base rents                                                                 $ 48,356       $ 28,047        $ 97,658        $51,130
Percentage rents                                                              1,978          1,174           4,040          2,039
Tenant reimbursements                                                        22,609         13,534          46,297         24,647
Interest and other                                                            3,170          2,351           6,892          5,191
                                                                           --------       --------        --------        -------
     Total revenues                                                          76,113         45,106         154,887         83,007

Expenses
Property operating                                                           17,204         10,563          36,141         19,282
Real estate taxes                                                             5,727          3,364          11,293          6,220
Depreciation and amortization                                                18,658          9,935          37,015         17,758
Corporate general and administrative                                          2,799          1,756           5,587          3,448
Interest                                                                     22,463         10,939          43,725         19,313
Other charges                                                                 1,585          1,390           4,151          2,376
                                                                           --------       --------        --------        -------
     Total expenses                                                          68,436         37,947         137,912         68,397
                                                                           --------       --------        --------        -------
Income before loss on sale of real estate,
     minority interests, and extraordinary loss                               7,677          7,159          16,975         14,610

Loss on sale of real estate                                                       -        (15,461)              -        (15,461)
                                                                           --------       --------        --------        -------
Income (loss) before minority interests and
     extraordinary loss                                                       7,677         (8,302)         16,975           (851)
(Income) loss allocated to minority interests                                  (534)         3,219            (534)        (2,242)
                                                                           --------       --------        --------        -------

Income (loss) before extraordinary loss                                       7,143         (5,083)         16,441         (3,093)
Extraordinary loss on early extinguishment of debt,
   net of minority interests of $534                                         (2,106)             -          (2,106)             -
                                                                           --------       --------        --------        -------

Net income (loss)                                                             5,037         (5,083)         14,335         (3,093)
(Income) loss allocated to preferred shareholders                            (6,046)        (6,741)          1,754        (10,907)
                                                                           --------       --------        --------        -------
Net income (loss) applicable to common shares                              $ (1,009)      $(11,824)        $16,089      $ (14,000)
                                                                           ========       ========        ========        =======
Earnings per common share - basic:
     Income (loss) before extraordinary item                               $   0.03       $  (0.40)        $  0.42      $   (0.49)
     Extraordinary loss                                                       (0.05)             -           (0.05)             -
                                                                           --------       --------        --------        -------
     Net income (loss)                                                     $  (0.02)      $  (0.40)        $  0.37      $   (0.49)
                                                                           ========       ========        ========        =======
Earnings per common share - diluted:
     Income (loss) before extraordinary item                               $   0.03       $  (0.40)        $  0.08      $   (0.49)
     Extraordinary loss                                                       (0.05)             -           (0.04)             -
                                                                           --------       --------        --------        -------
     Net income (loss)                                                     $  (0.02)      $  (0.40)        $  0.04      $   (0.49)
                                                                           ========       ========        ========        =======
Weighted average common shares outstanding:
     Basic                                                                   43,186         29,859          43,069         28,584
                                                                           ========       ========         =======      =========
     Dilulted                                                                43,186         29,859          55,720         28,584
                                                                           ========       ========         =======      =========
====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                                           1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                                                                $14,335               $ (3,093)
Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income allocated to minority interests                                                           -                  2,242
      Loss on sale of real estate                                                                      -                 15,461
      Depreciation                                                                                36,610                 17,120
      Amortization of deferred financing costs and
         interest rate protection contracts                                                          800                  1,329
      Amortization of leasing commissions                                                            405                    638
      Provision for uncollectible accounts receivable                                              1,249                    530
Changes in operating assets and liabilities:
      Increase in accounts receivable                                                             (4,475)                (6,032)
      Decrease in other assets                                                                     1,952                  3,788
      Increase (decrease) in accrued interest                                                       (104)                   570
      Decrease in accounts payable and other liabilities                                            (693)               (14,382)
                                                                                                  ------                 ------
         Net cash provided by operating activities                                                50,079                 18,171

Investing Activities
Proceeds from sale of Prime Transferred Properties                                                     -                 26,015
Acquisition of Horizon, net of cash acquired and
    spin-off of HGP                                                                                    -                (35,124)
Purchase of buildings and improvements                                                           (39,774)               (23,820)
Increase in property under development                                                            (7,078)               (45,448)
                                                                                                  ------                 ------
         Net Cash used in investing activities                                                   (46,852)               (78,377)

Financing Activities
Proceeds from notes payable                                                                      124,136                368,128
Principal repayments on notes payable                                                            (85,617)              (241,512)
Deferred financing costs                                                                               -                 (2,730)
Series C preferred stock redemption                                                               (1,038)                     -
Distributions and dividends paid                                                                 (38,381)               (40,970)
Distributions to minority interests                                                               (6,486)               (10,346)
                                                                                                  ------                 ------
         Net cash provided by (used in) financing activities                                      (7,386)                72,570
                                                                                                   ------                ------
Increase (decrease) in cash and cash equivalents                                                  (4,159)                12,364
Cash and cash equivalents at beginning of period                                                   5,765                  6,373
                                                                                                  ------                 ------
Cash and cash equivalents at end of period                                                       $ 1,606               $ 18,737
                                                                                                  ======                 ======
====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                Consolidated Statements of Cash Flows (continued)
                                 (in thousands)


Supplemental Disclosure of Noncash Investing and Financing Activities:
------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                                   1999                1998
------------------------------------------------------------------------------------------------------------------------------------

Series C Preferred Stock redeemed in exchange for issuance of note
     payable                                                                             $33,000                $  -
                                                                                         =======                =======

====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                   Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 - Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail, Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1998.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform with the current period presentation.

Note 2 - Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the method of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) Series B Convertible Preferred Stock were converted into shares of Common Stock. For the six months ended June 30, 1999, a redemption discount of $13,718 related to the Company's agreement to repurchase its Series C Preferred Stock (see Note 5 - "Redeemable Equity" of the Notes to Consolidated Financial Statements) was excluded from the numerator and incremental shares of 12,651 are included in the denominator of the computation of diluted EPS. For the three months ended June 30, 1999 and for the three and six months ended June 30, 1998, diluted EPS is equivalent to basic EPS as the effect of these exercises and conversions was anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                    Six months
                                                                             ended June 30                  ended June 30
                                                                      -----------------------------  -----------------------------
                                                                               1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Numerator:
Income (loss) before extraordinary loss and
     minority interests                                                     $ 7,677       $ (8,302)        $16,975       $   (851)
(Income) loss allocated to minority interests                                  (534)         3,219            (534)        (2,242)
                                                                            -------       --------         -------       --------
Net income (loss) before extraordinary loss                                   7,143         (5,083)         16,441         (3,093)
(Income) loss allocated to preferred shareholders                            (6,046)        (6,741)          1,754        (10,907)
                                                                            -------       --------         -------       --------

Numerator for basic earnings per share -
     income (loss) available to common shareholders
     before extraordinary loss                                                1,097        (11,824)         18,195        (14,000)

Effect of dilutive securities:
Series C preferred stock redemption discount                                      -              -         (13,718)             -
                                                                            -------       --------         -------       --------
Numerator for diluted earnings per share -
     income (loss) available to common shareholders
     before extraordinary loss                                              $ 1,097       $(11,824)       $  4,477      $ (14,000)
                                                                            =======       ========        ========      =========


Denominator:
Denominator for basic earnings per share -
     weighted average common s hares outstanding                             43,186         29,859          43,069         28,584

Effect of dilutive securities:
Series C preferred shares                                                         -              -           1,623              -
Limited partner common units                                                      -              -          11,028              -
                                                                            -------       --------         -------       --------
                                                                                  -              -          12,651              -
                                                                            -------       --------         -------       --------

Denominator for diluted earnings per share -
     adjusted weighted average common shares
     outstanding                                                             43,186         29,859          55,720         28,584
                                                                             ======        =======         =======       ========

Basic earnings per common share before
     extraordinary loss                                                      $ 0.03        $ (0.40)         $ 0.42        $ (0.49)
                                                                             ======        =======         =======       ========
Diluted earnings per common share before
     extraordinary loss                                                      $ 0.03        $ (0.40)         $ 0.08        $ (0.49)
                                                                             ======        =======         =======       ========

====================================================================================================================================

Note 3 - Minority Interests

In prior periods, cash distributions and losses allocated to minority interests reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $4,342 incurred during the six months ended June 30, 1998 that were otherwise allocable to minority interests were allocated to common shareholders. During the six months ended June 30, 1999, the cumulative amount of distributions and losses that were allocable to minority interests that were previously allocated to common shareholders was reduced by $3,907 and the remaining balance at June 30, 1999 was $10,722.

Note 4 - Notes Payable

On August 11, 1999, the Company obtained a commitment from a group of institutional investors to provide a $40,000 line of credit (the "Line of Credit"). The Line of Credit (i) bears interest at a fixed-rate of 11.0%, (ii) requires monthly interest-only payments, and (iii) matures in nine months. The Line of Credit may be repaid at anytime without penalty. Upon repayment of the loan, the initial investors will also be entitled to receive a cash payment designed to increase the internal rate of return to such investors by 4.0% per annum (the "Cash Payment"). The Line of Credit is secured by a pledge of the Company's interest in a subsidiary of the Company that will be formed to engage in the design, development and operation of a virtual outlet center on the internet. The Company will provide the institutional investors with warrants to purchase a 5.0% interest in this e-commerce subsidiary for a nominal sum, subject to adjustment under certain circumstances. The investors must elect to forgo all or a portion of the Cash Payment or the warrants in the event this subsidiary completes an initial public offering prior to the scheduled maturity date of the Line of Credit. Closing of the Line of Credit is subject to customary conditions, including the execution of definitive loan documents.

On July 11, 1999, the Company's $20,000 unsecured line of credit (the "Corporate Line") was renewed and increased to $25,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears an interest rate of 30-day LIBOR plus 2.50% and matures on July 11, 2000. No amounts were outstanding as of June 30, 1999.

On April 27, 1999, the Company closed on a $63,000 debt financing with a financial institution that provided approximately $27,900 of net proceeds. The $63,000 note is (i) collateralized by a first mortgage on Prime Outlets at Niagara Falls USA, (ii) bears interest at a fixed rate of 7.604%, (iii) requires monthly principal and interest payments of $450 pursuant to a 30-year amortization schedule, and (iv) matures in 10 years. In connection with the debt refinancing, the Company incurred an extraordinary loss on early extinguishment of debt of $2,106, net of minority interests of $534, representing a pre-payment penalty.

As of June 30, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of $35,284 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"). As of June 30, 1999, the components of such indebtedness included (i) a mortgage loan with an outstanding balance of $11,793 which bears interest at a rate of prime, matures on August 31, 1999, and is collateralized by a first mortgage on Phases II and III of property located in Patchogue, New York; (ii) a mortgage loan with an outstanding balance of $10,637 which bears interest at a rate of 10.25%, matures in July 2018, and is collateralized by a first mortgage on Phase I of property located in Patchogue, New York; (iii) a mortgage loan with an outstanding balance of $2,611 which bears interest at a rate of LIBOR plus 2.50%, matures in December 2002, and is collateralized by a first mortgage on a office building in Muskegon, Michigan; and (iv) a secured loan with an outstanding balance of $243 which bears interest at a rate of prime, matures in December 2000 and is collateralized by furniture and fixtures. In addition, the Company is a guarantor of $10,000 of obligations under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States. The Company is pursuing an agreement with HGP pursuant to which it would purchase HGP's and its affiliates' general and limited partnership interests and a portion of a third party's limited partnership interest in the Bellport Outlet Center and undeveloped parcels located in Patchogue, New York. If the agreement is consummated, it is expected that the aggregate indebtedness of HGP for which the Company remains contingently liable as a guarantor would be reduced to $12,854.

Note 5 - Redeemable Equity

On March 31, 1999, the Company entered into an agreement providing for the repurchase of all of its outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provides for the repurchase to occur in two stages. In the first stage, on March 31, 1999, the Company repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a $33,000 unsecured promissory note. The unsecured promissory note bears interest at a rate of 12.0% per annum, matures on September 30, 1999, requires monthly interest-only payments and may be prepaid by the Company at any time without penalty. Second, the Company is obligated to repurchase the remaining 1,063,636 outstanding shares of its Series C Preferred Stock for an aggregate purchase price of $10,636 on or before September 30, 1999.

On March 31, 1999 the remaining 1,063,636 outstanding shares of Series C Preferred Stock were reclassified to redeemable equity at their aggregate repurchase price of $10,636 in the Consolidated Balance Sheets. Additionally, a redemption discount of $13,718 representing the excess of the carrying amount of the Series C Preferred Stock over its redemption amount is reflected in the Consolidated Statements of Operations as a loss allocated to preferred shareholders.

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

Note 7 - Dispositions

On August 6, 1999, the Company entered into a definitive agreement to sell three factory outlet centers, including two future expansions, to a new joint venture (the "Venture) between an affiliate of Estein & Associates USA, Ltd. ("Estein") and the Company. The total purchase price for the three centers, including the two expansions, is $274,000. The purchase price includes an $8,000 payment to the Company for a ten-year covenant-not-to-compete and a $6,000 payment to the Company for a ten-year licensing agreement with the Venture to continue the use of the "Prime Outlets" brand name.

The Venture expects to close on the three centers and two expansions in accordance with the following schedule:

--------------------------------------------------------------------------------

Expected
Closing
  Date     Center                                            GLA
--------------------------------------------------------------------------------
11/18/99   Prime Outlets at Birch Run                      724,000
 2/15/00   Prime Outlets at Williamsburg                   274,000
 4/15/00   Prime Outlets at Hagerstown                     321,000
 4/15/00   Prime Outlets at Hagerstown (Phase III)         162,000
 9/30/00   Prime Outlets at Williamsburg (Phase II)         70,000
                                                         ---------
             TOTAL                                       1,551,000
                                                         =========
================================================================================

The Venture expects to purchase the three outlet centers and two expansions subject to $151,500 of new first mortgage indebtedness, including a $64,500 "wrap-around" first mortgage to be provided by the Company on the Birch Run center. The balance of the purchase price ($122,500) is expected to be funded 70% by Estein in cash ($85,750) and 30% by the Company ($36,750) in the form of a credit to its capital account. All of the first mortgage debt is expected to be for a ten-year term at a fixed interest rate of 7.75%, requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule.

The Company expects to realize an aggregate of approximately $78,000 of cash proceeds, net of (i) all closing costs, (ii) the cost of completing the expansions, and (iii) the Company's approximate $10,000 net investment in the "wrap-around" first mortgage being provided on the Birch Run center. Prior to the closing, the Company expects to receive an additional $10,000 of net proceeds from the refinancing of the existing Williamsburg center.

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

Portfolio Growth

The Company has grown by developing and acquiring manufacturers' outlet centers and expanding certain of its existing manufacturers' outlet centers. As summarized in TABLE 1, the Company's manufacturers' outlet portfolio consisted of 50 manufacturers' outlet centers totaling 14,343,000 square feet of gross leasable area ("GLA") at June 30, 1999, compared to 49 operating manufacturers' outlet centers totaling 13,706,000 square feet of GLA at June 30, 1998.

During the six months ended June 30, 1999, the Company opened an expansion to an existing manufacturers' outlet center totaling 21,000 square feet of GLA. In connection with the Merger Transactions which were consummated on June 15, 1998, the Company acquired and integrated 22 of Horizon's manufacturers' outlet centers into its existing portfolio adding 6,626,000 square feet of GLA in the aggregate and sold two manufacturers' outlet centers to Horizon Group Properties, Inc. ("HGP") totaling 426,000 square feet of GLA. During 1998, the Company opened two new manufacturers' outlet centers and added nine expansions to existing manufacturers' outlet centers totaling 931,000 square feet of GLA in the aggregate (of which one new manufacturers' outlet center and four expansions to existing manufacturers' outlet centers totaling 289,000 square feet of GLA opened during the six months ended June 30, 1998). The significant increase in the number of the Company's operating properties and total GLA since June 30, 1998 are collectively referred to as the "Portfolio Expansion and the Horizon Merger".

                             Portfolio of Properties
                                  June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Grand            GLA           Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------


Prime Outlets at Kittery  - Kittery Maine..............................     I            April 1984         25,000            100%
                                                                           II              May 1984         78,000             99
                                                                          III           August 1989         18,000            100
                                                                           IV              May 1998         10,000            100
                                                                                                           -------            ---
                                                                                                           131,000            100

Prime Outlets at Fremont (2) - Fremont, Indiana........................     I          October 1985        118,000            100
                                                                           II         November 1993         51,000            100
                                                                          III          October 1994         60,000            100
                                                                                                           -------            ---
                                                                                                           229,000            100

Prime Outlets at Birch Run (2) - Birch Run, Michigan................... I-XVI               Various        591,000             99
                                                                      XVII-XVIII
                                                                                               1997        133,000             95
                                                                                                           -------            ---
                                                                                                           724,000             99

Prime Outlets at Latham - Latham, New York.............................     I           August 1987         43,000             98

Prime Outlets at Michigan City (2) - Michigan City, Indiana............     I         November 1987        199,000            100
                                                                           II              May 1988        130,000             97
                                                                          III             July 1991         36,000             97
                                                                           IV             July 1994         42,000             93
                                                                            V         December 1994         26,000             98
                                                                           VI              May 1995         58,000             96
                                                                                                           -------            ---
                                                                                                           491,000             98

Prime Outlets at Williamsburg (2) - Williamsburg, Virginia.............     I            April 1988         67,000            100
                                                                           II         November 1988         60,000            100
                                                                          III          October 1990         49,000             91
                                                                           IV                  1995         98,000            100
                                                                                                           -------            ---
                                                                                                           274,000             98

Prime Outlets at Kenosha (2) - Kenosha, Wisconsin......................     I        September 1988         89,000            100
                                                                           II             July 1989         65,000             97
                                                                          III              May 1990        115,000             86
                                                                                                           -------            ---
                                                                                                           269,000             93

Prime Outlets at Silverthorne (2) - Silverthorne, Colorado.............     I         November 1988         95,000             90
                                                                           II         November 1990         75,000             95
                                                                          III         November 1993         88,000             83
                                                                                                           -------            ---
                                                                                                           258,000             89

Prime Outlets at Edinburgh (2) - Edinburgh, Indiana....................     I                  1988        156,000            100
                                                                           II         November 1994        142,000            100
                                                                                                           -------            ---
                                                                                                           298,000            100

Prime Outlets at Burlington (2) - Burlington, Washington ..............     I              May 1989         89,000             87
                                                                           II          October 1989         36,000            100
                                                                          III            April 1993         49,000             97
                                                                                                           -------            ---
                                                                                                           174,000             92

Prime Outlets at Queenstown (2) - Queenstown, Maryland.................     I             June 1989         67,000            100
                                                                           II             June 1990         55,000             88
                                                                          III          January 1991         16,000             97
                                                                           IV             June 1992         14,000             97
                                                                            V           August 1993         69,000            100
                                                                                                           -------            ---
                                                                                                           221,000             97

                       Portfolio of Properties (continued)
                                  June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Grand             GLA          Percentage
Manufacturers; Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Hillsboro (2) - Hillsboro, Texas......................     I          October 1989         95,000             97%
                                                                           II          January 1992        101,000             95
                                                                          III              May 1995        163,000             91
                                                                                                           -------             --
                                                                                                           359,000             94

Prime Outlets at Oshkosh (2) - Oshkosh, Wisconsin......................     I         November 1989        215,000             96
                                                                           II             July 1991         45,000             99
                                                                                                           -------             --
                                                                                                           260,000             97

Prime Outlets at Warehouse Row (3) - Chattanooga, Tennessee............     I         November 1989         95,000             94

Prime Outlets at Gilroy (2) - Gilroy, California.......................     I          January 1990         94,000            100
                                                                           II           August 1991        109,000            100
                                                                          III          October 1992        137,000             96
                                                                           IV             July 1994        170,000             96
                                                                            V         November 1995         69,000            100
                                                                                                           -------            ---
                                                                                                           579,000             98

Prime Outlets at Perryville (2) - Perryville, Maryland.................     I             June 1990        148,000             96

Prime Outlets at Sedona - Sedona, Arizona .............................     I           August 1990         82,000             96

Prime Outlets at San Marcos - San Marcos, Texas........................     I           August 1990        177,000            100
                                                                           II           August 1991         70,000             92
                                                                          III           August 1993        117,000             78
                                                                         IIIB         November 1994         20,000             91
                                                                         IIIC         November 1995         35,000            100
                                                                         IIID              May 1998         18,000            100
                                                                                                           -------            ---
                                                                                                           437,000             92

Prime Outlets at Anderson - Anderson, California.......................     I           August 1990        165,000             93

Prime Outlets at Post Falls - Post Falls, Idaho .......................     I             July 1991        111,000             82
                                                                           II             July 1992         68,000             85
                                                                                                           -------             --
                                                                                                           179,000             83

Prime Outlets at Ellenton - Ellenton, Florida..........................     I         October 1991         187,000             99
                                                                           II          August 1993         123,000            100
                                                                          III         October 1996          30,000            100
                                                                           IV        November 1998         141,000             94
                                                                                                           -------            ---
                                                                                                           481,000             98

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........     I         October 1991         181,000             87
                                                                           II            July 1996           6,000            100
                                                                                                           -------            ---
                                                                                                           187,000             88

Prime Outlets at Naples - Naples/Marco Island, Florida.................     I        December 1991          94,000             96
                                                                           II        December 1992          32,000            100
                                                                          III           March 1998          20,000             98
                                                                                                           -------            ---
                                                                                                           146,000             97

Prime Outlets at Conroe (2) - Conroe, Texas............................     I         January 1992          93,000             94
                                                                           II            June 1994         163,000             88
                                                                          III         October 1994          26,000             79
                                                                                                           -------            ---
                                                                                                           282,000             89

Prime Outlets at Niagara Falls USA - Niagara Falls, New York...........     I             July 1992        300,000             97
                                                                           II           August 1995        234,000             90
                                                                                                           -------            ---
                                                                                                           534,000             94

                       Portfolio of Properties (continued)
                                  June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Grand            GLA          Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Woodbury (2) - Woodbury, Minnesota....................     I            July 1992         129,000             91%
                                                                           II        November 1993         100,000             88
                                                                          III          August 1994          21,000            100
                                                                                                           -------            ---
                                                                                                           250,000             90

Prime Outlets at Calhoun (2) - Calhoun, Georgia........................     I         October 1992         123,000            100
                                                                           II         October 1995         131,000             92
                                                                                                           -------            ---
                                                                                                           254,000             96

Prime Outlets at Castle Rock - Castle Rock, Colorado...................     I        November 1992         181,000             98
                                                                           II          August 1993          94,000             97
                                                                          III        November 1993          95,000            100
                                                                           IV          August 1997         110,000             97
                                                                                                           -------            ---
                                                                                                           480,000             98

Prime Outlets at Bend - Bend, Oregon...................................     I        December 1992          97,000            100
                                                                           II       September 1998          35,000             99
                                                                                                           -------            ---
                                                                                                           132,000            100

Prime Outlets at Jeffersonville II (2) - Jeffersonville, Ohio..........     I           March 1993         126,000             80
                                                                           II          August 1993         123,000             73
                                                                          III         October 1994          65,000             77
                                                                                                           -------            ---
                                                                                                           314,000             76

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio...............     I            July 1993         186,000             90
                                                                           II        November 1993         100,000             81
                                                                          IIB        November 1994          13,000             64
                                                                         IIIA          August 1996          35,000            100
                                                                         IIIB           March 1997          73,000            100
                                                                                                           -------            ---
                                                                                                           407,000             89

Prime Outlets at Gainesville - Gainesville, Texas......................     I           August 1993        210,000             89
                                                                           II         November 1994        106,000             95
                                                                                                           -------            ---
                                                                                                           316,000             91

Prime Outlets at Loveland - Loveland, Colorado.........................     I              May 1994        139,000             97
                                                                           II         November 1994         50,000            100
                                                                          III              May 1995        114,000             88
                                                                           IV              May 1996         25,000            100
                                                                                                           -------            ---
                                                                                                           328,000             94

Prime Outlets at Oxnard (4) - Oxnard, California.......................     I             June 1994        148,000             92

Prime Outlets at Grove City - Grove City, Pennsylvania.................     I           August 1994        235,000            100
                                                                           II         November 1994         95,000            100
                                                                          III         November 1995         85,000             97
                                                                           IV         November 1996        118,000             99
                                                                                                           -------            ---
                                                                                                           533,000             99

Prime Outlets at Huntley - Huntley, Illinois...........................     I           August 1994        192,000             97
                                                                           II         November 1995         90,000             83
                                                                                                           -------            ---
                                                                                                           282,000             93

Prime Outlets at Florida City - Florida City, Florida..................     I        September 1994        208,000             92

Prime Outlets at Pismo Beach (2) - Pismo Beach, California.............     I         November 1994        148,000             98

Prime Outlets at Tracy  (2) - Tracy, California........................     I         November 1994        153,000             94

Prime Outlets at Vero Beach (2) - Vero Beach, Florida..................     I         November 1994        210,000             95
                                                                           II           August 1995        116,000             99
                                                                                                           -------            ---
                                                                                                           326,000             96

                       Portfolio of Properties (continued)
                                  June 30, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Grand           GLA          Percentage
Manufacturers' Outlet Centers                                           Phase          Opening Date       (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Waterloo (2) - Waterloo, New York.....................     I            March 1995         208,000            99%
                                                                           II        September 1996         115,000           100
                                                                          III            April 1997          68,000           100
                                                                                                            -------           ---
                                                                                                            391,000           100

Prime Outlets at Odessa - Odessa, Missouri.............................     I             July 1995         191,000            93
                                                                           II         November 1996         105,000            58
                                                                                                            -------           ---
                                                                                                            296,000            81

Prime Outlets at Darien (5) - Darien, Georgia..........................     I             July 1995         238,000            87
                                                                          IIA         November 1995          49,000            93
                                                                          IIB             July 1996          20,000           100
                                                                                                            -------           ---
                                                                                                            307,000            89

Prime Outlets at New River (4) - Phoenix, Arizona......................     I        September 1995         217,000            91
                                                                           II        September 1996         109,000            83
                                                                                                            -------           ---
                                                                                                            326,000            88

Prime Outlets at Gulfport (5) - Gulfport, Mississippi..................     I         November 1995         228,000            95
                                                                          IIA         November 1996          40,000            73
                                                                          IIB         November 1997          38,000            91
                                                                                                            -------           ---
                                                                                                            306,000            92

Prime Outlets at Lodi - Burbank, Ohio..................................     I         November 1996         205,000            96
                                                                          IIA              May 1998          33,000            92
                                                                          IIB         November 1998          75,000            83
                                                                                                            -------           ---
                                                                                                            313,000            93

Prime Outlets at Gaffney - Gaffney, South Carolina.....................     I         November 1996         235,000            96
                                                                           II             July 1998          70,000            92
                                                                                                            -------           ---
                                                                                                            305,000            95

Prime Outlets at Lee (2) - Lee, Massachusetts..........................     I             June 1997         224,000           100

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................     I            April 1998         208,000            98
                                                                          IIA            March 1999          21,000            79
                                                                                                            -------           ---
                                                                                                            229,000            96

Prime Outlets at Hagerstown - Hagerstown, Maryland.....................     I           August 1998         218,000           100
                                                                           II         November 1998         103,000            93
                                                                                                            -------           ---
                                                                                                            321,000            97
                                                                                                         ----------           ---
Total Manufacturers' Outlet Centers (6)................................                                  14,343,000            94%
                                                                                                         ==========           ===


====================================================================================================================================

Notes:
(1) Percentage reflects fully executed leases as of June 30, 1999 as a percent of square feet of GLA.
(2) The Company acquired this manufacturers' outlet center on June 15, 1998 as a result of its merger with Horizon.
(3) The Company owns a 2% partnership interest as the sole general partner but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use project includes 154,000 square feet of office space which is not included in this table and such space was 98% leased as of June 30, 1999.
(4) The Company owns 50% of this manufacturers' outlet center in a joint venture partnership with an unrelated third party.
(5) The Company operates this manufacturers' outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(6) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 86% leased as of June 30, 1999.

Results of Operations

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

Summary

The Company reported net income (loss)of $5,037 and $(5,083)for the three months ended June 30, 1999 and 1998, respectively. During the second quarter of 1999, the Company recorded an extraordinary loss of $2,106 (net of minority interests of $534), relating to the early extinguishment of certain long-term debt. For the three months ended June 30, 1999, the net loss applicable to common shareholders was $1,009, or $0.02 per common share on a basic and diluted basis. During the second quarter of 1998, the Company recorded a loss on sale of real estate of $15,461 in connection with the Merger Transactions. For the three months ended June 30, 1998, the net loss applicable to common shareholders was $11,824, or $0.40 per common share on a basic and diluted basis.

Revenues

Total revenues were $76,113 for the three months ended June 30, 1999 compared to $45,106 for the three months ended June 30, 1998, an increase of $31,007, or 68.7%. Base rents increased $20,309, or 72.4%, in 1999 compared to 1998. Straight-line rents (included in base rents) were $221 and $286 for the three months ended June 30, 1999 and 1998, respectively. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $804, or 68.5%, during the three months ended June 30, 1999 compared to the same period in 1998. This increase was attributable to the Portfolio Expansion and the Horizon Merger. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $9,075, or 67.1%, during the three months ended June 30, 1999 over the same period in 1998. These increases were primarily due to the Portfolio Expansion and the Horizon Merger.

Interest and other income increased by $819, or 34.8%, to $3,170 during the three months ended June 30, 1999 as compared to $2,351 for the three months ended June 30, 1998. The increase is due to higher (i) temporary tenant income of $350, (ii) management fee income of $197, (iii) municipal assistance income of $78 and (iv) other ancillary income of $194.

Expenses

Property operating expenses increased by $6,641, or 62.9%, to $17,204 for the three months ended June 30, 1999 compared to $10,563 for the same period in 1998. Real estate taxes increased by $2,363, or 70.2%, to $5,727 for the three months ended June 30, 1999 from $3,364 in the same period for 1998. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion and the Horizon Merger. As shown in TABLE 2, depreciation and amortization expense increased by $8,723, or 87.8%, to $18,658 for the three months ended June 30, 1999 compared to $9,935 for 1998. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

TABLE 2 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended June 30,                         1999                    1998
--------------------------------------------------------------------------------

Building and improvements                        $10,116                  $5,669
Land improvements                                  1,452                     889
Tenant improvements                                6,398                   2,743
Furniture and fixtures                               472                     308
Leasing commissions                                  220                     326
                                                 -------                  ------
     Total                                       $18,658                  $9,935
                                                 =======                  ======
================================================================================


TABLE 3 - Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended June 30,                         1999                   1998
--------------------------------------------------------------------------------

Interest incurred                                $22,807                $11,508
Interest capitalized                              (1,144)                (1,389)
Amortization of deferred financing costs             797                    481
Amortization of interest rate protection
   contracts                                           3                    339
                                                 -------                -------
     Total                                       $22,463                $10,939
                                                 =======                =======
================================================================================


As shown in TABLE 3, interest expense for the three months ended June 30, 1999 increased by $11,524, or 105.3%, to $22,463 compared to $10,939 for the same period in 1998. This increase reflects (i) higher interest incurred of $11,299,
(ii) an increase in amortization of deferred financing costs of $316 and (iii) a reduction in the amount of interest capitalized in connection with development projects of $245. Partially offsetting these items was a decrease in amortization of interest rate protection contracts of $336.

The increase in interest incurred is primarily attributable to an increase of $635,015 in the Company's average debt outstanding during the three months ended June 30, 1999 compared to the same period in 1998 offset by a slight decrease in the weighted average interest rate for the six months ended June 30, 1999 compared to the same period in 1998. The weighted average interest rates were 7.19% and 7.25% for the 1999 and 1998 periods, respectively.

Other charges increased by $195, or 14.0%, to $1,585 during the three months ended June 30, 1999 as compared to $1,390 for the three months ended June 30, 1998. This increase is primarily due to higher ground lease rent of $135 and other miscellaneous charges of $60.

In connection with re-leasing space to new merchants, the Company incurred $53 and $245 in capital expenditures during the three months ended June 30, 1999 and 1998, respectively.

Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998

Summary

The Company reported net income (loss) of $14,335 and $(3,093) for the six months ended June 30, 1999 and 1998, respectively. During the second quarter of 1999, the Company recorded an extraordinary loss of $2,106 (net of minority interest of $534), relating to the early extinguishment of certain long-term debt. For the six months ended June 30, 1999, the net income applicable to common shareholders was $16,089, or $0.37 and $0.04 per common share on a basic and diluted basis, respectively. During the second quarter of 1998, the Company recorded a loss on sale of real estate of $15,461 in connection with the Merger Transactions. For the six months ended June 30, 1998, the net loss applicable to common shareholders was $14,000, or $0.49 per common share on a basic and diluted basis.

Revenues

Total revenues were $154,887 for the six months ended June 30, 1999 compared to $83,007 for the six months ended June 30, 1998, an increase of $71,880, or 86.6%. Base rents increased $46,528, or 91.0%, in 1999 compared to 1998. Straight-line rents (included in base rents) were $430 and $261 for the six months ended June 30, 1999 and 1998, respectively. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $2,001, or 98.1%, during the six months ended June 30, 1999 compared to the same period in 1998. This increase was attributable to the Portfolio Expansion and the Horizon Merger. For the six months ended June 30, 1999, same-space sales in centers owned by the Company increased 0.7% compared to the same period in 1998. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1998. The Company's pro forma same-space sales for the year ended December 31, 1998 were $248.44 per square foot. For the six months ended June 30, 1999, same-store sales decreased 0.8% compared to the same period in 1998. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened since January 1, 1998. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $21,650, or 87.8%, during the six months ended June 30, 1999 over the same period in 1998. These increases were primarily due to the Portfolio Expansion and the Horizon Merger.

Interest and other income increased by $1,701, or 32.8%, to $6,892 during the six months ended June 30, 1999 as compared to $5,191 for the six months ended June 30, 1998. The increase is due to increases in (i) temporary tenant income of $842, (ii) municipal assistance income of $328, (iii) lease commissions and management fee income of $244, and (iv) other miscellaneous income of $287.

Expenses

Property operating expenses increased by $16,859, or 87.4%, to $36,141 for the six months ended June 30, 1999 compared to $19,282 for the same period in 1998. Real estate taxes increased by $5,073, or 81.6%, to $11,293 for the six months ended June 30, 1999 from $6,220 in the same period for 1998. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion and the Horizon Merger. As shown in TABLE 4, depreciation and amortization expense increased by $19,257, or 108.4%, to $37,015 for the six months ended June 30, 1999 compared to $17,758 for 1998. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

TABLE 4 - Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Six months ended June 30,                            1999                  1998
--------------------------------------------------------------------------------

Building and improvements                         $20,237               $ 9,993
Land improvements                                   2,830                 1,719
Tenant improvements                                12,582                 4,818
Furniture and fixtures                                961                   590
Leasing commissions                                   405                   638
                                                  -------               -------
    Total                                         $37,015               $17,758
                                                  =======               =======
================================================================================

TABLE 5 - Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Six months ended June 30,                             1999                 1998
--------------------------------------------------------------------------------

Interest incurred                                  $44,493              $20,761
Interest capitalized                                (2,218)              (2,777)
Amortization of deferred financing costs             1,390                  648
Amortization of interest rate protection contracts      60                  681
                                                   -------              -------
     Total                                         $43,725              $19,313
                                                   =======              =======
================================================================================

As shown in TABLE 5, interest expense for the six months ended June 30, 1999 increased by $24,412, or 124.9%, to $43,725 compared to $19,313 for the same period in 1998. This increase reflects (i) higher interest incurred of $23,732,
(ii) an increase in amortization of deferred financing costs of $742 and (iii) a reduction in the amount of interest capitalized in connection with development projects of $559. Partially offsetting these items was a decrease in amortization of interest rate protection contracts of $621.

The increase in interest incurred is primarily attributable to an increase of $668,938 in the Company's average debt outstanding during the six months ended June 30, 1999 compared to the same period in 1998 offset by a slight decrease in the weighted average interest rate for the six months ended June 30, 1999 compared to the same period in 1998. The weighted average interest rates were 7.18% and 7.22% for the 1999 and 1998 periods, respectively.

Other charges increased by $1,775,  or 74.7%, to $4,151.  This increase reflects
(i) increased selling and marketing costs of $1,072 associated with the Company's operation of the outlet store known as Designer Connection and (ii) a higher provision for uncollectible accounts of $719. These increases were offset by a decrease in miscellaneous charges of $16.

In connection with re-leasing space to new merchants, the Company incurred $839 and $441 in capital expenditures during the six months ended June 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

For the six months ended June 30, 1999, net cash provided by operating activities was $50,079 cash used in investing activities was $46,852 and net cash used in financing activities was $7,386.

The primary uses of cash for  investing  activities  during the six months ended
June 30, 1999 included: (i) costs associated with the development and construction of two expansions to existing manufacturers' outlet centers aggregating 101,000 square feet of GLA which opened during 1999 (of which 21,000 and 80,000 square feet opened in March and August, respectively), (ii) costs associated with the completion of two new manufacturers' outlet centers and expansions to existing manufacturers' outlet centers aggregating 931,000 square feet of GLA which opened during 1998, and (iii) costs for pre-development activities associated with future developments.

The primary uses of cash for financing activities during the six months ended June 30, 1999 were (i) principal repayments on notes payable of $85,617, (ii) preferred and common stock distributions of $38,381, (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $6,486, and (iv) Series C preferred stock redemption costs of $1,038. Such uses were partially offset by proceeds from new borrowings of $124,136 during the period.

The Company anticipates that cash flow from (i) certain line of credit facilities, (ii) operations, (iii) new borrowings, (iv) refinancing of certain existing debt, (v) the potential sale of a joint venture interest in certain manufacturers' outlet centers, and (vi) the potential sale of equity or debt securities in the public or private capital markets will be sufficient to satisfy its debt service obligations, expected distribution and dividend requirements and operating cash needs for the next year. There can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods. At June 30, 1999, unused commitments available for borrowings under various loan facilities were $26,054 in the aggregate.

Debt Repayments and Preferred Stock Dividends

The Company's aggregate indebtedness was $1,289,026 and $1,217,507 at June 30, 1999 and December 31, 1998, respectively. At June 30, 1999, such indebtedness had a weighted average maturity of 5.5 years and bore interest at a weighted average interest rate of 7.24% per annum. At June 30, 1999, $1,013,675, or 78.6%, of such indebtedness bore interest at fixed rates and $275,351, or 21.4%, of such indebtedness, including $28,250 of tax-exempt bonds, bore interest at variable rates.

The Company is obligated to repay $102,714 of indebtedness during the remainder of 1999 and $44,789 in 2000. The 1999 principal obligations include a $33,000 unsecured promissory note issued on March 31, 1999 in connection with the
Company's repurchase of 3,300,000 shares of Series C Cumulative Convertible Redeemable Preferred Stock ("Series C Preferred Stock"). The annualized cumulative dividends on the Company's Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock"), Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"), and Series C Preferred Stock outstanding as of June 30, 1999 are $6,038, $16,635, and $1,255, respectively. These dividends are paid quarterly, in arrears.

Repurchase of Shares of Series C Preferred Stock

On March 31, 1999, the Company entered into an agreement providing for the repurchase of all of its outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provides for the repurchase to occur in two stages. In the first stage, on March 31, 1999, the Company repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a $33,000 unsecured promissory note. The unsecured promissory note bears interest at a rate of 12.0% per annum, matures on September 30, 1999, requires monthly interest-only payments and may be prepaid by the Company at any time without penalty. Second, the Company is obligated to repurchase the remaining 1,063,636 outstanding shares of its Series C Preferred Stock for an aggregate purchase price of $10,636 on or before September 30, 1999.

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

On December 31, 1998, the Company entered into an agreement to purchase, at its option, its joint venture partner's 50% ownership interest in Arizona Factory Shops Partnership for total consideration of approximately $3,600. The option expires on August 31, 1999. If the Company exercises its option, the Company will own 100% of Prime Outlets at New River which contains approximately 326,000 square feet and was 88% leased at June 30, 1999.

Debt Transactions

On August 11, 1999, the Company obtained a commitment from certain institutional investors to provide a $40,000 line of credit (the "Line of Credit"). The Line of Credit (i) bears interest at a rate of 11.0%, (ii) requires monthly interest-only payments, and (iii) matures in nine months. Upon repayment of the loan, the initial investors will also be entitled to receive a cash payment designed to increase the internal rate of return to such investors by 4.0% per annum (the "Cash Payment"). The Line of Credit will be secured by a pledge of the outstanding stock of the subsidiary to be formed by Prime Retail to engage in the design, development and operation of a virtual outlet center on the internet. The Company will provide the institutional investors with warrants representing 5.0% of the outstanding capital stock of this e-commerce subsidiary, subject to adjustment under certain circumstances. The investors must elect to forgo all or a portion of the Cash Payment or the warrants in the event this subsidiary completes an initial public offering prior to the scheduled maturity date of the Line of Credit. Closing of the Line of Credit is subject to customary conditions, including the execution of definitive loan documents.

On April 27, 1999, the Company closed on a $63,000 debt financing with a financial institution that provided approximately $27,900 of net proceeds. The $63,000 note is (i) collateralized by a first mortgage on Prime Outlets at Niagara Falls USA, (ii) bears interest at a fixed rate of 7.604%, (iii) requires monthly principal and interest payments of $450 pursuant to a 30-year amortization schedule, and (iv) matures in 10 years. In connection with the debt refinancing, the Company incurred an extraordinary loss on early extinguishment of debt of $2,106, net of minority interests of $534, representing a pre-payment penalty.

As of June 30, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of $35,284 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"). As of June 30, 1999, the components of such indebtedness included (i) a mortgage loan with an outstanding balance of $11,793 which bears interest at a rate of prime, matures on August 31, 1999, and is collateralized by a first mortgage on Phases II and III of property located in Patchogue, New York; (ii) a mortgage loan with an outstanding balance of $10,637 which bears interest at a rate of 10.25%, matures in July 2018, and is collateralized by a first mortgage on Phase I of property located in Patchogue, New York; (iii) a mortgage loan with an outstanding balance of $2,611 which bears interest at a rate of LIBOR plus 2.50%, matures in December 2002, and is collateralized by a first mortgage on a office building in Muskegon, Michigan; and (iv) a secured loan with an outstanding balance of $243 which bears interest at a rate of prime, matures in December 2000 and is collateralized by furniture and fixtures. In addition, the Company is a guarantor of $10,000 of obligations under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States. The Company is pursuing an agreement with HGP pursuant to which it would purchase HGP's and its affiliates' general and limited partnership interests and a portion of a third party's limited partnership interest in the Bellport Outlet Center and undeveloped parcels located in Patchogue, New York. If the agreement is consummated, it is expected that the aggregate indebtedness of HGP for which the Company remains contingently liable as a guarantor would be reduced to $12,854.

Property Dispositions

On August 6, 1999, the Company entered into a definitive agreement to sell three factory outlet centers, including two future expansions, to a new joint venture between an affiliate of Estein & Associates USA, Ltd. ("Estein") and the Company (collectively, the "Venture"). The total purchase price for the three centers, including the two expansions, is $274,000. The purchase price includes an $8,000 payment to the Company for a ten-year covenant-not-to-compete and a $6,000 payment to the Company for a ten-year licensing agreement with the Venture to continue the use of the "Prime Outlets" brand name.

The Venture expects to close on the three centers and two expansions in accordance with the following schedule:
--------------------------------------------------------------------------------

Expected
Closing
  Date     Center                                            GLA
--------------------------------------------------------------------------------
11/18/99   Prime Outlets at Birch Run                      724,000
 2/15/00   Prime Outlets at Williamsburg                   274,000
 4/15/00   Prime Outlets at Hagerstown                     321,000
 4/15/00   Prime Outlets at Hagerstown (Phase III)         162,000
 9/30/00   Prime Outlets at Williamsburg (Phase II)         70,000
                                                         ---------
             TOTAL                                       1,551,000
                                                         =========
================================================================================

The Venture expects to purchase the three outlet centers and two expansions subject to $151,500 of new first mortgage indebtedness, including a $64,500 "wrap-around" first mortgage to be provided by the Company on the Birch Run center. The balance of the purchase price ($122,500) is expected to be funded 70% by Estein in cash ($85,750) and 30% by the Company ($36,750) in the form of a credit to its capital account. All of the first mortgage debt is expected to be for a ten-year term at a fixed interest rate of 7.75%, requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule.

The Company expects to realize an aggregate of approximately $78,000 of cash proceeds, net of (i) all closing costs, (ii) the cost of completing the expansions, and (iii) the Company's approximate $10,000 net investment in the "wrap-around" first mortgage being provided on the Birch Run center. Prior to the closing, the Company expects to receive an additional $10,000 of net proceeds from the refinancing of the existing Williamsburg center.

The Venture has agreed to retain the Company as its sole and exclusive managing and leasing agent for a property management fee equal to 4.0% of gross rental receipts, payable monthly, and leasing commissions equal to 4.0% of the base rent payable under the first term of the lease, payable 50% upon lease execution and 50% over the term of the lease. The Venture also will pay a monthly asset management and partnership administration fee to an affiliate of Estein equal to 3.0% of the monthly net operating income from the centers.

Planned Development

One of the Company's business strategies is to expand its portfolio of outlet centers by developing new centers and expansions to existing centers. The Company intends to develop new centers and expand its existing centers only if the expected returns on such development would reasonably be expected to exceed the Company's weighted average cost of debt and equity capital. Management believes that there is demand for continued development of new manufacturers' outlet centers and expansions of certain existing manufacturers' outlet centers. The Company opened a 21,000 square foot expansion at Prime Outlets at Lebanon in March 1999 and an 80,000 square foot expansion at Prime Outlets at San Marcos on August 2, 1999. The Home Co., the Company's first home furnishings store which it owns a 47.6% interest through a joint venture occupies 63,000 square feet of the expansion at San Marcos. In addition, construction continues at Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which will contain 175,000 square feet of GLA and is scheduled to open at the end of the first quarter of next year. At June 30, 1999, the remaining budgeted capital expenditures for these projects aggregated approximately $21,500, while anticipated capital expenditures related to the completion of expansions of existing manufacturers' outlet centers opened during 1998 (aggregating 931,000 square feet of GLA) approximated $13,400.

In addition to the projects currently under construction, the Company continues to pre-lease new manufacturers' outlet centers and expansions to existing centers and expects to start construction of 325,000 to 450,000 square feet of GLA over the next six to nine months. However, management may elect to delay construction of certain projects until such time that it is reasonably confident that certain minimum returns will be achieved on total development cost. Such projects are expected to have a total development cost of approximately $41,000 to $57,000. As of June 30, 1999, there were no material commitments with regard to the construction of these projects.

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

Non-information Technology

Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. Based on the Company's inquiry of the building owner, the corporate office's non-information technology is Y2K compliant. The Company is in the process of identifying date sensitive systems and equipment at its outlet centers. To date, the Company has not identified any critical non-compliant systems. Assessment and testing of non-information technology at the Company's outlet centers is expected to be completed during the third quarter of 1999.

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

TABLE 6 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the three and six months ended June 30, 1999 and 1998. FFO increased $9,039, or 52.4%, to $26,292 for the three months ended June 30, 1999 from $17,253 for the three months ended June 30, 1998. FFO increased $21,260, or 65.0%, to $53,968 for the six months ended June 30, 1999 from $32,708 for the six months ended June 30, 1998. This increase was primarily due to the Portfolio Expansion and the Horizon Merger.

TABLE 6 - Funds from Operations
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended               Six months ended
                                                                            June 30                     June 30
                                                                 --------------------------------    --------------------------
                                                                    1999            1998              1999             1998
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary loss and
  allocation to minority interests                             $  7,677         $ (8,302)          $16,975         $   (851)
FFO adjustments:
Loss on sale of real estate                                           -           15,461                 -           15,461
Real estate depreciation and amortization                        18,441            9,792            36,564           17,493
Unconsolidated joint venture adjustments                            174              302               429              605
                                                               --------         --------           -------         --------
FFO before allocation to minority interests                    $ 26,292         $ 17,253           $53,968          $32,708
                                                               ========         ========           =======         ========
====================================================================================================================================

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


Market Risk Sensitivity

Interest Rate Risk

In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity. Variable interest rates are based on the weighted average rates of the portfolio at June 30, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                                                        Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                       1999         2000        2001        2002           2003      2004   Thereafter        Total
------------------------------------------------------------------------------------------------------------------------------------

Fixed rate:
----------
Principal.....................      $41,253      $43,177     $ 50,770    $89,008       $348,761   $17,049     $423,657   $1,013,675
Average interest rate.........        11.04%        7.08%        7.40%      6.98%          7.76%     7.75%        7.10%        7.50%

Variable rate:
-------------
Principal......................     $61,461      $ 1,612     $152,000    $   427       $    778   $30,823     $ 28,250   $  275,351
Average interest rate..........        6.97%        6.91%        6.42%      6.44%          6.44%     6.44%        3.42%        6.24%

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

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                    At the Company's Annual Shareholders Meeting held on June 3, 1999, certain matters were submitted to the vote of the Company's security holders. The following summarizes these matters and the results of the voting.

(a) The nominees for director proposed by the Company were elected. The votes cast for these nominees were as set forth below:

                                            For                  Withheld
                                    --------------------    --------------------

      Abraham Rosenthal                   36,439,397                253,547
      Robert D. Perlmutter                36,439,091                253,853
      James R. Thompson                   36,439,197                253,747
      Marvin S. Traub                     36,438,878                254,066

(b) The proposal to ratify the selection of the firm of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 1999 was approved. The votes cast with respect to that proposal were as set forth below:

                   For                    Against                   Abstain
         ----------------------   ---------------------  -----------------------

               36,509,612                 84,129                     99,203

(c) The proposal to ratify the adoption of the Prime Retail, Inc. Nonemployee Director Stock Plan was approved. The votes cast with respect to such proposal were as set forth below:

                  For                    Against                   Abstain
        ----------------------   ----------------------    ---------------------

                34,153,935                2,302,895                  236,112


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

                           None.

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



Date: August 13, 1999                          /s/ Abraham Rosenthal
      ---------------                          ---------------------
                                               Abraham Rosenthal
                                               Chief Executive Officer



Date: August 13, 1999                          /s/ Robert P. Mulreaney
      ---------------                          -----------------------
                                               Robert P. Mulreaney
                                               Executive Vice President,
                                               Chief Financial Officer
                                               and Treasurer