Form 10-K/A
period 1998-12-31
PRIME RETAIL INC/BD/
filed 1999-08-19
CIK 911708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1998
                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission file number: 0-23616

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Maryland                                   38-2559212
-------------------------------------              -----------------------------
     (State or other jurisdiction of           (IRS employer identification no.)
      incorporation or organization)

       100 East Pratt Street
       Baltimore, MD  21202                                (410) 234-0782
-------------------------------------------        -----------------------------
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


           Securities registered pursuant to Section 12(g) of the Act:
                                      None
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

Document

Proxy  Statement for the 1999 annual
meeting of  shareholders                                   Part III of Form 10-K

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      3.  Exhibits

Exhibit
Number            Description


3.1  Amended and Restated Articles of Incorporation of Prime Retail, Inc.*

3.2 Articles Supplementary of Prime Retail, Inc. relating to Series B Preferred Stock*

3.3  Amended and Restated By-Laws of Prime Retail, Inc.*

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

4.4 Form of Series C Preferred Stock Certificate [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-3]

10.1 Third Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P. dated as of October 15, 1998 and effective as of June 15, 1998.*

10.1ACommon Unit Contribution Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

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

10.5ASpecial Distribution and Allocation Agreement by and between the Company, the Operating Partnership and the Rosenthal Family LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.5BIndemnification and Option Agreement by and between the Prime Group, Inc., the Rosenthal Family LLC and Abraham Rosenthal [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

Exhibit
Number            Description

10.6 Combined Service and Special Distribution and Allocation Agreement (William
     H. Carpenter, Jr.) [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.6ASpecial  Distribution and Allocation  Agreement by and between the Company, the Operating Partnership and the Carpenter Family Associates LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.6BIndemnification  and Option Agreement by and between the Prime Group, Inc.,
     William H. Carpenter, Jr. and the Carpenter Family Associates LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

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

10.10Right  of  First  Refusal   Agreement   (Northgate   Plaza-Vacant   Parcel)
     [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.11Right of First Refusal Agreement (Huntley Factory Shops) [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

10.12Right of First Refusal Agreement (San Marcos Factory Shops) [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.13Purchase Option Agreement (Northgate Plaza--Excluded Parcel) [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

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

10.15Registration  Rights  Agreement  dated June 15, 1998 by and  between  Prime
     Retail, Inc. and Prime Retail, L.P. for the benefit of holders of common units of Prime Retail, L.P. and certain stockholders of Prime Retail, Inc.*

Exhibit
Number            Description

10.16Form of Property Level General Partnership Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

10.17Form of Property Level Limited Partnership Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

10.18Noncompetition  and  Restriction  Agreement  with Michael W. Reschke of PGI
     [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.19Second Amended and Restated Subscription Agreement of Abraham Rosenthal regarding Common Units of Prime Retail, L.P. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.20Second   Amended  and  Restated   Subscription   Agreement  of  William  H.
     Carpenter, Jr. regarding Common Units of Prime Retail, L.P. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

#10.21 Consulting Agreement between the Company and Marvin Traub Associates,
     Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

10.22Secured Promissory Note of Rosenthal Family LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.22A Allonge related to the Secured  Promissory  Note of Rosenthal  Family LLC
     [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.23Secured Promissory Note of Carpenter Family Associates LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No 0-23616).]

10.23A Allonge  related  to the  Secured  Promissory  Note of  Carpenter  Family
     Associates LLC [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.24Pledge and Security Agreement of Rosenthal Family LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.25Pledge and Security Agreement of Carpenter Family Associates LLC with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

Exhibit
Number            Description

10.26Guaranty of Abraham Rosenthal with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.26A  Reaffirmation  of Pledge and  Guaranty  with  respect to the  Restricted
     Common Units of Rosenthal Family LLC and Abraham Rosenthal [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.27Guaranty of William H. Carpenter, Jr. with respect to the purchase of the Restricted Common Units [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.27A  Reaffirmation  of Pledge and  Guaranty  with  respect to the  Restricted
     Common Units of Carpenter Family Associates LLC and William H. Carpenter, Jr. [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-4 (Registration No. 333-1784).]

10.28Waiver,  Recontribution  and  Indemnity  Agreement by the Limited  Partners
     [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

10.29Indemnity  Agreement made by the Company in favor of The Prime Group,  Inc.
     and Prime Group Limited Partnership [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

10.30Promissory  Note dated October 31, 1996 by and between  Prime Retail,  L.P.
     and Nomura Asset Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-233616).]

10.30A Form of Deed of  Trust,  Security  Agreement,  Assignment  of  Rents  and
     Fixture Filings with Nomura Asset Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

10.31Form of Standby Bond Purchase and Indemnity Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

10.32Consulting Agreement between the Company and Financo, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

10.33Amended and  Restated  Agreement  and Plan of Merger  among  Prime  Retail,
     Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., Horizon Group Properties, Inc., Horizon Group Properties, L.P., and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated February 1, 1998 (File No. 0-23616).]

10.34Agreement  among Prime Retail,  Inc.,  Horizon  Group,  Inc.,  Mr. David H.
     Murdock, Castle & Cooke Properties, Inc., and Pacific Holding Company dated as of February 1, 1998 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated February 1, 1998 (File No. 0-23616).]

#10.35 Letter Agreement with David G. Phillips regarding the purchase of units in Prime Retail, L.P. dated August 6, 1996. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23616).]

Exhibit
Number            Description

#10.36  Non-employee  Director  Stock Plan  [Incorporated  by  reference  to
     Appendix I in the Company's registration statement on Form S-4 (File No. 333-51285).]

#10.37 1998 Long-Term  Stock  Incentive Plan  [Incorporated  by reference to
     Appendix J in the Company's registration statement on Form S-4 (File No. 333-51285).]

#10.38 Description of the 1999 Long-Term Incentive Program.*

#10.39 Loan  Agreement  dated as of June 15, 1998 between  Outlet Village of
     Kittery Limited Partnership, the Prime Outlets at Gilroy Limited Partnership, The Prime Outlets at Michigan City Limited Partnership and Finger Lakes Outlet Center, L.L.C. and Nomura Asset Capital Corporation (Permanent Loan) [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

#10.40 Form of Deed of Trust,  Security  Agreement,  Assignment of Rents and
     Fixture Filings with Nomura Asset Capital Corporation (Permanent Loan and Bridge Loan) [Incorporated by reference to Exhibit 10.2 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

#10.41 Loan  Agreement  dated as of June 15, 1998  between  Buckeye  Factory
     Shops Limited Partnership, Latham Factory Stores Limited Partnership, Carolina Factory Shops Limited Partnership, Shasta Outlet Center Limited Partnership, The Prime Outlets at Calhoun Limited Partnership and The Prime Outlets at Lee Limited Partnership and Nomura Asset Capital Coproration (Bridge Loan) [Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

#10.42 Guaranty dated as of June 15,1998 by Prime Retail, Inc. to and for the benefit of Nomura Asset Capital Corporation [Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

#10.43 Guaranty dated as of June 15,1998 by Prime Retail, L.P. to and for the benefit of Nomura Asset Capital Corporation [Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

#10.44 Guaranty and Indemnity Agreement dated as of June 15,1998 by and among Horizon Group Properties, Inc., Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. [Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

#10.45 Contribution Agreement dated as of June 15, 1998 by and among Horizon
     Group, Inc., Sky Merger Corp., Horizon/Glen Outlet Centers Limited Partnership, Horizon Group Properties, Inc., and Horizon Group Properties, L.P. [Incorporated by reference to Exhibit 10.7 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

10.46Series C Preferred Share Repurchase Agreement dated as of March 31, 1999 among Security Capital Preferred Growth Incorporated, Prime Retail, Inc. and Prime Retail, L.P. [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated March 31, 1999 (File No. 0-23616)]

12 Statement re Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends*

21   Subsidiaries of Prime Retail, Inc.*

23   Consent of Ernst & Young LLP*

27.1 Financial Data Schedule*

          Notes:

          # Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).
          * Previously filed.

 (b)    Reports on Form 8-K

     On April 6, 1999, the Company filed a Current Report on Form 8-K, dated March 31, 1999 announcing the Company entered into an agreement to repurchase its outstanding shares of Series C Cumulative Convertible Redeemable Preferred Stock. No financial statements were included.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    PRIME RETAIL, INC.

Dated: August 19, 1999                           /s/ Robert P. Mulreaney
       ---------------                           -----------------------
                                                 Robert P. Mulreaney
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer