Form 10-Q
period 1999-09-30
PRIME RETAIL INC/BD/
filed 1999-11-15
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the Quarterly Period Ended September 30, 1999

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, for the Transition Period
               From -----------   to ------------


     Commission file number                          001-13301
                                             ----------------------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                               38-2559212
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


         100 East Pratt Street
         Nineteenth Floor
         Baltimore, Maryland                                     21202
-------------------------------------------------      -------------------------
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

As of October 31, 1999, the issuer had outstanding 43,368,104 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX


PART I:  FINANCIAL INFORMATION                                             PAGE


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of September 30, 1999 and
     December 31, 1998 ....................................................   1

     Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998....................................... 2

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1999 and 1998................................ 3

     Notes to the Consolidated Financial Statements.......................... 5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........27

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................28

Item 2.  Changes in Securities...............................................28

Item 3.  Defaults Upon Senior Securities.....................................28

Item 4.  Submission of Matters to a Vote of Security Holders.................28

Item 5.  Other Information...................................................29

Item 6.  Exhibits or Reports on Form 8-K.....................................29

Signatures...................................................................30

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)


                               Prime Retail, Inc.
                           Consolidated Balance Sheets
                    (in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30, 1999        December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------

Assets
Investment in rental property:
     Land                                                                                  $    212,680             $    206,386
     Buildings and improvements                                                               1,803,137                1,753,641
     Property under development                                                                  58,348                   45,068
     Furniture and equipment                                                                     15,859                   10,627
                                                                                           ------------             ------------
                                                                                              2,090,024                2,015,722
     Accumulated depreciation                                                                  (180,106)                (127,747)
                                                                                           ------------             ------------
                                                                                              1,909,918                1,887,975
Cash and cash equivalents                                                                         3,384                    5,765
Restricted cash                                                                                  30,914                   34,969
Accounts receivable, net                                                                         21,998                   21,233
Deferred charges, net                                                                            16,186                   12,518
Investment in partnerships                                                                        9,416                    8,386
Other assets                                                                                     10,011                    5,618
                                                                                           ------------              -----------
     Total assets                                                                          $  2,001,827              $ 1,976,464
                                                                                           ============              ===========
Liabilities and Shareholders' Equity
Bonds payable                                                                              $     32,900              $    32,900
Notes payable                                                                                 1,290,594                1,184,607
Accrued interest                                                                                  7,753                    7,878
Real estate taxes payable                                                                        23,685                   11,229
Construction costs payable                                                                        5,649                    3,754
Accounts payable and other liabilities                                                           66,818                   69,879
                                                                                           ------------             ------------
     Total liabilities                                                                        1,427,399                1,310,247
Minority interests                                                                                4,234                   22,483
Shareholders' equity:
Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
        par value (liquidation preference of $57,500), 2,300,000
        shares issued and outstanding                                                                23                       23
     8.5% Series B Cumulative Participating Convertible Preferred
        Stock, $0.01 par value (liquidation preference of $195,703)
        7,828,125 shares issued and outstanding                                                      78                       78
     Series C Cumulative Participating Convertible Redeemable
        Preferred Stock, $.01 par value (liquidation preference
        $60,000), 4,363,636 shares issued and outstanding
        at December 31, 1998                                                                          -                       44
Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,326,537 and 42,736,742
     shares issued and outstanding, respectively                                                    434                      427
Additional paid-in capital                                                                      708,499                  759,105
Distributions in excess of net income                                                          (138,840)                (115,943)
                                                                                           ------------             ------------
     Total shareholders' equity                                                                 570,194                  643,734
                                                                                           ------------             ------------
     Total liabilities and shareholders' equity                                            $  2,001,827             $  1,976,464
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

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                    Nine months
                                                                           ended September 30              ended September 30
                                                                      -----------------------------  -------------------------------
                                                                               1999           1998            1999           1998
------------------------------------------------------------------------------------------------------------------------------------

Revenues
Base rents                                                                 $ 49,178       $ 47,516        $146,836       $ 98,646
Percentage rents                                                              1,956          1,960           5,996          3,999
Tenant reimbursements                                                        22,144         21,638          68,441         46,285
Interest and other                                                            4,109          2,403          11,001          7,594
                                                                           --------       --------        --------       --------
     Total revenues                                                          77,387         73,517         232,274        156,524

Expenses
Property operating                                                           17,777         17,140          53,918         36,422
Real estate taxes                                                             5,753          5,380          17,046         11,600
Depreciation and amortization                                                19,452         16,509          56,467         34,267
Corporate general and administrative                                          2,189          2,260           7,776          5,708
Interest                                                                     24,289         20,086          68,014         39,399
Other charges                                                                 1,475          1,570           5,626          2,376
                                                                           --------       --------        --------       --------
     Total expenses                                                          70,935         62,945         208,847        131,342
                                                                           --------       --------        --------       --------
Income before loss on sale of real estate,
     minority interests, and extraordinary loss                               6,452         10,572          23,427         25,182

Loss on sale of real estate                                                       -              -               -        (15,461)
                                                                           --------       --------        --------       --------
Income before minority interests and
     extraordinary loss                                                       6,452         10,572          23,427          9,721
(Income) loss allocated to minority interests                                    78           (214)           (456)        (2,456)
                                                                           --------       --------        --------       --------
Income before extraordinary loss                                              6,530         10,358          22,971          7,265
Extraordinary loss on early extinguishment of debt,
   net of minority interests of $534                                              -              -          (2,106)             -
                                                                           --------       --------        --------       --------

Net income                                                                    6,530         10,358          20,865          7,265
Income allocated to preferred shareholders                                   (6,048)        (6,741)         (4,294)       (17,648)
                                                                           --------       --------        --------       --------
Net income (loss) applicable to common shares                              $    482       $  3,617        $ 16,571       $(10,383)
                                                                           ========       ========        ========       ========
Earnings per common share - basic:
     Income (loss) before extraordinary loss                               $   0.01       $   0.09        $   0.43       $  (0.31)
     Extraordinary loss                                                           -              -           (0.05)             -
                                                                           --------       --------        --------       --------
     Net income (loss)                                                     $   0.01       $   0.09        $   0.38       $  (0.31)
                                                                           ========       ========        ========       ========
Earnings per common share - diluted:
     Income (loss) before extraordinary loss                               $   0.01       $   0.09        $   0.10       $  (0.31)
     Extraordinary loss                                                           -              -           (0.04)             -
                                                                           --------       --------        --------       --------
     Net income (loss)                                                     $   0.01       $   0.09        $   0.06       $  (0.31)
                                                                           ========       ========        ========       ========
Weighted average common shares outstanding:
     Basic                                                                   43,286         42,314          43,142         33,211
                                                                           ========       ========        ========       ========
     Diluted                                                                 43,286         42,314          55,557         33,211
                                                                           ========       ========        ========       ========
Distributions declared per common share                                    $  0.295       $  0.295        $  0.885      $   1.385
                                                                           ========       ========        ========      =========
====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                                     1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                                       $20,865               $  7,265
Adjustments to reconcile net income to
    net cash provided by operating activities:
      (Loss) income allocated to minority interests                                                  (78)                 2,456
      Loss on sale of real estate                                                                      -                 15,461
      Depreciation                                                                                55,866                 33,413
      Amortization of deferred financing costs and
         interest rate protection contracts                                                        2,427                  2,199
      Amortization of leasing commissions                                                            601                    854
      Provision for uncollectible accounts receivable                                              1,396                    788
Changes in operating assets and liabilities:
      Increase in accounts receivable                                                             (5,125)                (1,656)
      Increase in other assets                                                                    (3,385)                (1,147)
      Increase (decrease) in accrued interest                                                        (24)                 2,553
      Decrease in accounts payable and other liabilities                                           4,594                 (9,668)
                                                                                                 -------               --------
         Net cash provided by operating activities                                                77,137                 52,518

Investing Activities
Proceeds from sale of Prime Transferred Properties                                                     -                 26,015
Acquisition of Horizon, net of cash acquired and
    spin-off of HGP                                                                                    -                (35,124)
Purchase of buildings and improvements                                                           (26,292)               (42,916)
Increase in property under development                                                           (31,369)               (70,821)
                                                                                                 -------               --------
         Net Cash used in investing activities                                                   (57,931)              (122,846)

Financing Activities
Proceeds from notes payable                                                                      190,684                421,970
Principal repayments on notes payable                                                            (95,709)              (266,722)
Deferred financing costs                                                                          (4,696)                (3,247)
Series C preferred stock redemption                                                              (45,054)                     -
Distributions and dividends paid                                                                 (57,100)               (60,143)
Distributions to minority interests                                                               (9,712)               (14,145)
                                                                                                 -------               --------
         Net cash (used in) provided by financing activities                                     (21,587)                77,713
                                                                                                 --------              --------
(Decrease) increase in cash and cash equivalents                                                  (2,381)                 7,385
Cash and cash equivalents at beginning of period                                                   5,765                  6,373
                                                                                                 -------               --------
Cash and cash equivalents at end of period                                                       $ 3,384               $ 13,758
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

                               Prime Retail, Inc.
                Consolidated Statements of Cash Flows (continued)
                                 (in thousands)


Supplemental Disclosure of Noncash Investing and Financing Activities:

The following assets and liabilities were acquired and sold in connection with the consummation of the Merger Transactions on June 15, 1998:

Acquisition of Horizon, net of spin-off of HGP:
  Fair value of assets acquired                                      $1,014,973
  Cash paid, net of cash and cash equivalents acquired                  (35,559)
  Common shares issued                                                 (214,282)
  Common units issued                                                   (56,023)
  Series B convertible preferred shares issued                         (118,735)
                                                                     ----------
  Fair value of liabilities assumed                                  $  590,374
                                                                     ==========
Disposition of Prime Transferred Properties:
  Book value of assets disposed                                      $   42,218
  Cash received                                                         (26,015)
  Loss on sale                                                          (15,461)
                                                                     ----------
  Liabilities disposed                                               $      742
                                                                     ==========
================================================================================
See accompanying notes to financial statements.

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

The preparation of financial statements inconformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform with the current period presentation.

Note 2 -- Earnings Per Share

The Company reports earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which specifies the method of computation, presentation, and disclosure. SFAS No. 128 requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) Series B Convertible Preferred Stock were converted into shares of Common Stock. For the nine months ended September 30, 1999, (i) a redemption discount and dividends aggregating $13,338 related to the Company's repurchase of its Series C Preferred Stock and
(ii) income of $422 allocated to Common Unitholders were excluded from the numerator and incremental shares of 12,415 were included in the denominator of the computation of diluted EPS. For the three months ended September 30, 1999 and for the three and nine months ended September 30, 1998, diluted EPS is equivalent to basic EPS as the inclusion of the effect of assumed exercises and conversions was anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

----------------------------------------------------------------------------------------------------------------------------------
                                                                              Three months                    Six months
                                                                           ended September 30                 ended June 30
                                                                      -----------------------------  -----------------------------
                                                                               1999           1998            1999           1998
----------------------------------------------------------------------------------------------------------------------------------
Numerator:
Income before extraordinary loss and
     minority interests                                                     $ 6,452       $ 10,572        $23,427       $  9,721
(Income) loss allocated to minority interests                                    78           (214)          (456)        (2,456)
                                                                            -------       --------        -------       --------
Net income before extraordinary loss                                          6,530         10,358         22,971          7,265
Income loss allocated to preferred shareholders                              (6,048)        (6,741)        (4,294)       (17,648)
                                                                            -------       --------        -------       --------

Numerator for basic earnings per share -
     income (loss) available to common shareholders
     before extraordinary loss                                                  482          3,617         18,677        (10,383)

Effect of dilutive securities:
Income allocated to common unitholders                                            -              -             422              -
Series C preferred stock redemption discount                                      -              -         (13,338)             -
                                                                            -------       --------         -------       --------
Numerator for diluted earnings per share -
     income (loss) available to common shareholders
     before extraordinary loss                                              $   482       $  3,617       $   5,761      $ (10,383)
                                                                            =======       ========        ========      =========


Denominator:
Denominator for basic earnings per share -
     weighted average common shares outstanding                              43,286         42,314          43,069         33,211

Effect of dilutive securities:
Series C preferred shares                                                         -              -           1,623              -
Limited partner common units                                                      -              -          11,028              -
                                                                            -------       --------         -------       --------
                                                                                  -              -          12,651              -
                                                                            -------       --------         -------       --------

Denominator for diluted earnings per share -
     adjusted weighted average common shares
     outstanding                                                             43,286         42,314          55,720         33,211
                                                                            =======        =======         =======       ========

Basic earnings per common share before
     extraordinary loss                                                      $ 0.01        $  0.09         $ 0.42        $ (0.31)
                                                                             ======        =======         =======       ========
Diluted earnings per common share before
     extraordinary loss                                                      $ 0.01        $  0.09         $ 0.08        $ (0.31)
                                                                             ======        =======         =======       ========

====================================================================================================================================

Note 3 -- Minority Interests

In prior periods, cash distributions and losses allocated to minority interests reduced the minority interests balance to zero. After reducing the minority interests balance to zero, additional distributions and losses of $3,369 incurred during the nine months ended September 30, 1998, that were otherwise allocable to minority interests were allocated to common shareholders. During the nine months ended September 30, 1999, the cumulative amount of distributions and losses that were allocable to minority interests that were previously allocated to common shareholders was reduced by $4,261 and the remaining balance at September 30, 1999 was $10,368.

Note 4 - Notes Payable

On November 15, 1999, the Company closed on a $20,000 subordinated loan (the "Subordinated Loan") from an institutional lender. The Subordinated Loan (i) bears interest at a fixed-rate of 15.0%, (ii) requires monthly interest-only payments, (iii) matures on December 31, 1999, and (iv) is secured by a pledge of a security interest in certain of the Company's ownership interests in, and the available cash flow from five outlet centers, including Prime Outlets of Puerto Rico, which is currently under construction. This collateral is also pledged to secure borrowings under the Line of Credit (as defined below).

On November 12, 1999, the Company closed on $55,000 term loan (the "$55,000 Term Loan") from a financial institution. The $55,000 Term Loan (i) bears interest at 30-day LIBOR plus 6.0%, (ii) requires monthly principal and interest payments, and (iii) matures in two years. The Term Loan was issued by Prime Retail Capital I, L.L.C. ("PRC"), a newly-formed wholly-owned subsidiary of Prime Retail, L.P., and is secured by the excess cash flow from 15 manufacturer' outlet centers after the payment of senior debt service and reserves under an existing $350,645 first mortgage loan. The Term Loan also is secured by a pledge of PRC's 49.9% limited partnership interest in partnerships that own twelve of those outlet centers and Prime Retail, L.P.'s 100% equity interest in PRC. The Term Loan is unconditionally guaranteed by Prime Retail, L.P. and Prime Retail, Inc.

The Company used the net cash proceeds from the Term Loan to repay $40,944 of short-term indebtedness and to repay a portion of the borrowings under the Line of Credit.

During October 1999, the Company refinanced its $28,250 of variable-rate, tax-exempt revenue bonds by issuing $28,250 of fixed rate tax-exempt revenue bonds (the "Fixed Rate Bonds"). The Fixed Rate Bonds bear interest ranging from 6.875% to 7.0%, require semi-annual interest payments and mature from December 15, 2012 through December 1, 2014. The Fixed Rate Bonds are redeemable by the Company commencing in December 2006 at 102% of the outstanding principal balance. The redemption price decreases incrementally each year thereafter through December 2008, at which date the redemption price is fixed at 100% of the outstanding principal balance.

On September 29, 1999, the Company received $40,000 of proceeds from a line of credit facility (the "Line of Credit") with a group of institutional lenders. These proceeds were used to repurchase the Company's Series C Preferred Stock. The Line of Credit (i) bears interest at a fixed-rate of 11.0%, (ii) requires monthly interest-only payments, and (iii) matures in nine months. The Line of Credit may be repaid at anytime without penalty. The Line of Credit initially was secured by a pledge of the Company's interest in one of its subsidiaries that will be formed to engage in the design, development and operation of a virtual outlet center on the internet. Subsequently this facility was amended to, among other things, permit the Subordinated Loan and provide for the pledge of assets securing such loan as additional collateral under the Line of Credit. Borrowings under the Line of Credit rank senior to the Subordinated Loan and the Company is prohibited from making any payment of principal in respect of the Subordinated Loan so long as any obligations remain outstanding under the Line of Credit. Upon repayment of the Line of Credit in full, the lenders will be entitled to receive a cash payment that increases their internal rate of return with respect to amounts advanced under such facility by 4.0% per annum (the "Cash Payment"). Lenders under the Line of Credit also received warrants to purchase a 5% interest in the Company's e-commerce subsidiary. In the event this subsidiary completes an initial public offering prior to September 10, 2000, such lenders must elect to (i) surrender these warrants, (ii) forgo the Cash Payment or (iii) surrender a portion of the warrants and forgo a portion of the Cash Payment based on the number of warrants so surrendered.

On July 11, 1999, the Company's $20,000 unsecured line of credit (the "Corporate Line") was renewed and increased to $25,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears an interest rate of 30-day LIBOR plus 2.50% and matures on July 11, 2000. At September 30, 1999, the Corporate Line had an outstanding principal balance of $22,175.

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

As of September 30, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,774 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

Note 5 - Redeemable Equity

On March 31, 1999, the Company entered into an agreement providing for the repurchase of all of its outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provided for the repurchase to occur in two stages. In the first stage, on March 31, 1999, the Company repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a 12.0% fixed rate $33,000 unsecured promissory note which was repaid on September 29, 1999. In the second stage, the Company repurchased the remaining 1,063,636 outstanding shares of its Series C Preferred Stock for an aggregate purchase price of $10,636 on September 29, 1999.

During the nine months ended September 30, 1999, a redemption discount of $13,338 representing the excess of the carrying amount of the Series C Preferred Stock over its redemption amount is reflected in the Consolidated Statements of Operations as a loss allocated to preferred shareholders.

Note 6 - Legal Proceedings

In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters, including the matter described below, will not have a material adverse effect on the consolidated financial statements of the Company.

The Company and its affiliates are defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U.S. District Court for the District of Maryland on August 20, 1999. The lawsuit alleges that the Company and its related entities overcharged tenants for common area maintenance charges and promotional fund charges. The outcome of, and the ultimate liability of the Company, if any, from, this lawsuit cannot currently be predicted. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously.

Note 7 - Proposed Sale of Majority Interests in Three Outlet Centers

On August 6, 1999, the Company entered into an agreement to sell three factory outlet centers, including two future expansions expected to be completed in 2000, to a new joint venture (the "Prime/Estein Venture") that will be 70% owned by an affiliate of Estein & Associates USA, Ltd., a German real estate investment company ("Estein"), and 30% owned by the Company. The total purchase price for the three centers, including the two proposed expansions, is $274,000.

The Prime/Estein Venture expects to purchase the three outlet centers and two expansions subject to $151,500 of new first mortgage indebtedness, including a $64,500 "wrap-around" first mortgage to be provided by the Company on the Prime Outlets at Birch Run. The balance of the purchase price ($122,500) is expected to be funded 70% by Estein in cash ($85,750) and 30% by the Company in the form of a credit to its capital account ($36,750). In accordance with the terms of the joint venture agreement, the first mortgage debt is required to be for a ten-year term at a fixed interest rate of 7.75%, requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule.

The Company expects to receive  approximately  $78,000 of cash proceeds,  net of
(i) all closing costs, (ii) the cost of completing the proposed expansions,  and
(iii) the Company's approximate $10,000 net investment in the "wrap-around" first mortgage being provided on Prime Outlets at Birch Run. An additional $10,000 of net proceeds is expected as a result of the refinancing of the existing Williamsburg first mortgage loan.

Consummation of this transaction remains subject to various conditions, including receipt of requisite financing. There can be no assurance that the Prime/Estein Venture will close this transaction or that, if completed, the terms of this transaction will not differ materially from those described above.

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

Portfolio Growth

The Company has grown by developing and acquiring outlet centers and expanding certain of its existing outlet centers. As summarized in TABLE 1, the Company's outlet portfolio consisted of 51 outlet centers totaling 14,699,000 square feet of gross leasable area ("GLA") at September 30, 1999, compared to 50 operating outlet centers totaling 14,029,000 square feet of GLA at September 30, 1998. During the nine months ended September 30, 1999, the Company (i) opened two expansions to existing outlet centers aggregating 85,000 square feet of GLA (of which 21,000 and 64,000 square feet opened in March and August, respectively) and (ii) acquired from Horizon Group Properties, Inc. ("HGP") ownership interests in the Bellport Outlet Center which consists of 292,000 square feet of GLA. In connection with the Merger Transactions which were consummated on June 15, 1998, the Company acquired and integrated 22 of Horizon's outlet centers into its existing portfolio adding 6,626,000 square feet of GLA in the aggregate and sold two outlet centers to HGP totaling 426,000 square feet of GLA. Additionally, during 1998, the Company opened two new outlet centers and added nine expansions to existing outlet centers totaling 931,000 square feet of GLA in the aggregate (of which seven expansions to existing outlet centers totaling 402,000 square feet of GLA opened after September 30, 1998). The increase in the Company's total GLA since September 30, 1998 is referred to as the "Portfolio Expansion". The significant increase in the number of the Company's operating properties and total GLA since January 1, 1998 are collectively referred to as the "Portfolio Expansion and the Horizon Merger".

Table 1 - Portfolio of Properties September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Grand            GLA           Percentage
                                                                        Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Kittery -- Kittery Maine..............................     I            April 1984         25,000            100%
                                                                           II              May 1984         78,000             99
                                                                          III           August 1989         18,000            100
                                                                           IV              May 1998         10,000            100
                                                                                                           -------            ---
                                                                                                           131,000            100

Prime Outlets at Fremont (2)-- Fremont, Indiana........................     I          October 1985        118,000             92
                                                                           II         November 1993         51,000            100
                                                                          III          October 1994         60,000            100
                                                                                                           -------            ---
                                                                                                           229,000             96

Prime Outlets at Birch Run (2)-- Birch Run, Michigan................... I-XVI               Various        591,000             96
                                                                   XVII-XVIII                  1997        133,000             97
                                                                                                           -------            ---
                                                                                                           724,000             97

Prime Outlets at Latham-- Latham, New York.............................     I           August 1987         43,000             98

Prime Outlets at Michigan City (2)-- Michigan City, Indiana............     I         November 1987        199,000            100
                                                                           II              May 1988        130,000            100
                                                                          III             July 1991         36,000             86
                                                                           IV             July 1994         42,000            100
                                                                            V         December 1994         26,000             98
                                                                           VI              May 1995         58,000             96
                                                                                                           -------            ---
                                                                                                           491,000             98

Prime Outlets at Williamsburg (2)-- Williamsburg, Virginia.............     I            April 1988         67,000            100
                                                                           II         November 1988         60,000            100
                                                                          III          October 1990         49,000             86
                                                                           IV                  1995         98,000            100
                                                                                                           -------            ---
                                                                                                           274,000             97

Prime Outlets at Kenosha (2)-- Kenosha, Wisconsin......................     I        September 1988         89,000             96
                                                                           II             July 1989         65,000            100
                                                                          III              May 1990        115,000             93
                                                                                                           -------            ---
                                                                                                           269,000             96

Prime Outlets at Silverthorne (2)-- Silverthorne, Colorado.............     I         November 1988         95,000             90
                                                                           II         November 1990         75,000             92
                                                                          III         November 1993         88,000             83
                                                                                                           -------            ---
                                                                                                           258,000             88

Prime Outlets at Edinburgh (2)-- Edinburgh, Indiana....................     I                  1988        156,000            100
                                                                           II         November 1994        142,000            100
                                                                                                           -------            ---
                                                                                                           298,000            100

Prime Outlets at Burlington (2)-- Burlington, Washington ..............     I              May 1989         89,000             89
                                                                           II          October 1989         36,000            100
                                                                          III            April 1993         49,000             97
                                                                                                           -------            ---
                                                                                                           174,000             93

Prime Outlets at Queenstown (2)-- Queenstown, Maryland.................     I             June 1989         67,000            100
                                                                           II             June 1990         55,000             88
                                                                          III          January 1991         16,000             97
                                                                           IV             June 1992         14,000             97
                                                                            V           August 1993         69,000            100
                                                                                                           -------            ---
                                                                                                           221,000             97

Table 1 - Portfolio of Properties September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Grand            GLA           Percentage
                                                                        Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Hillsboro (2)-- Hillsboro, Texas......................     I          October 1989         95,000             90%
                                                                           II          January 1992        101,000             92
                                                                          III              May 1995        163,000             95
                                                                                                           -------            ---
                                                                                                           359,000             93

Prime Outlets at Oshkosh (2)-- Oshkosh, Wisconsin......................     I         November 1989        215,000             95
                                                                           II             July 1991         45,000             93
                                                                                                           -------            ---
                                                                                                           260,000             95

Prime Outlets at Warehouse Row (3)-- Chattanooga, Tennessee............     I         November 1989         95,000             89

Prime Outlets at Gilroy (2)-- Gilroy, California.......................     I          January 1990         94,000            100
                                                                           II           August 1991        109,000            100
                                                                          III          October 1992        137,000             94
                                                                           IV             July 1994        170,000             97
                                                                            V         November 1995         69,000            100
                                                                                                           -------            ---
                                                                                                           579,000             98

Prime Outlets at Perryville (2)-- Perryville, Maryland.................     I             June 1990        148,000             91

Prime Outlets at Sedona-- Sedona, Arizona .............................     I           August 1990         82,000             96

Prime Outlets at San Marcos-- San Marcos, Texas........................     I           August 1990        177,000            100
                                                                           II           August 1991         70,000             91
                                                                          III           August 1993        117,000             78
                                                                         IIIB         November 1994         20,000             91
                                                                         IIIC         November 1995         35,000            100
                                                                         IIID              May 1998         18,000            100
                                                                            V           August 1999         64,000             99
                                                                                                           -------            ---
                                                                                                           501,000             93

Prime Outlets at Anderson-- Anderson, California.......................     I           August 1990        165,000             94

Prime Outlets at Post Falls-- Post Falls, Idaho .......................     I             July 1991        111,000             82
                                                                           II             July 1992         68,000             89
                                                                                                           -------            ---
                                                                                                           179,000             85

Prime Outlets at Ellenton-- Ellenton, Florida..........................     I         October 1991         187,000             98
                                                                           II          August 1993         123,000            100
                                                                          III         October 1996          30,000            100
                                                                           IV        November 1998         141,000             97
                                                                                                           -------            ---
                                                                                                           481,000             98

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina........     I         October 1991         181,000             95
                                                                           II            July 1996           6,000            100
                                                                                                           -------            ---
                                                                                                           187,000             95


Prime Outlets at Naples-- Naples/Marco Island, Florida.................     I        December 1991          94,000             88
                                                                           II        December 1992          32,000            100
                                                                          III           March 1998          20,000             98
                                                                                                           -------            ---
                                                                                                           146,000             92

Prime Outlets at Conroe (2)-- Conroe, Texas............................     I         January 1992          93,000             94
                                                                           II            June 1994         163,000             90
                                                                          III         October 1994          26,000             79
                                                                                                           -------            ---
                                                                                                           282,000             90

Prime Outlets at Bellport (4) -- Bellport, New York....................     I             May 1992          95,000             88
                                                                           II        November 1996         126,000             91
                                                                          III         October 1997          71,000             60
                                                                                                           -------            ---
                                                                                                           292,000             83

Table 1 - Portfolio of Properties September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Grand            GLA           Percentage
                                                                        Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Niagara Falls USA-- Niagara Falls, New York...........     I            July 1992         300,000            100%
                                                                           II          August 1995         234,000             89
                                                                                                           -------            ---
                                                                                                           534,000             95

Prime Outlets at Woodbury (2)-- Woodbury, Minnesota....................     I            July 1992         129,000             93
                                                                           II        November 1993         100,000             88
                                                                          III          August 1994          21,000            100
                                                                                                           -------            ---
                                                                                                           250,000             91

Prime Outlets at Calhoun (2)-- Calhoun, Georgia........................     I         October 1992         123,000             97
                                                                           II         October 1995         131,000             94
                                                                                                           -------            ---
                                                                                                           254,000             95

Prime Outlets at Castle Rock-- Castle Rock, Colorado...................     I        November 1992         181,000             96
                                                                           II          August 1993          94,000             98
                                                                          III        November 1993          95,000            100
                                                                           IV          August 1997         110,000            100
                                                                                                           -------            ---
                                                                                                           480,000             98

Prime Outlets at Bend-- Bend, Oregon...................................     I        December 1992          97,000             98
                                                                           II       September 1998          35,000             99
                                                                                                           -------            ---
                                                                                                           132,000             98

Prime Outlets at Jeffersonville II (2)-- Jeffersonville, Ohio..........     I           March 1993         126,000             73
                                                                           II          August 1993         123,000             60
                                                                          III         October 1994          65,000             74
                                                                                                           -------            ---
                                                                                                           314,000             68

Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio...............     I            July 1993         186,000             89
                                                                           II        November 1993         100,000            100
                                                                          IIB        November 1994          13,000             64
                                                                         IIIA          August 1996          35,000             97
                                                                         IIIB           March 1997          73,000            100
                                                                                                           -------            ---
                                                                                                           407,000             94

Prime Outlets at Gainesville-- Gainesville, Texas......................     I           August 1993        210,000             90
                                                                           II         November 1994        106,000             90
                                                                                                           -------            ---
                                                                                                           316,000             90

Prime Outlets at Loveland-- Loveland, Colorado.........................     I              May 1994        139,000             97
                                                                           II         November 1994         50,000            100
                                                                          III              May 1995        114,000             93
                                                                           IV              May 1996         25,000            100
                                                                                                           -------            ---
                                                                                                           328,000             96

Prime Outlets at Oxnard (5)-- Oxnard, California.......................     I             June 1994        148,000             92

Prime Outlets at Grove City-- Grove City, Pennsylvania.................     I           August 1994        235,000            100
                                                                           II         November 1994         95,000            100
                                                                          III         November 1995         85,000             99
                                                                           IV         November 1996        118,000             99
                                                                                                           -------            ---
                                                                                                           533,000            100

Prime Outlets at Huntley-- Huntley, Illinois...........................     I           August 1994        192,000             96
                                                                           II         November 1995         90,000             89
                                                                                                           -------            ---
                                                                                                           282,000             94

Prime Outlets at Florida City-- Florida City, Florida..................     I        September 1994        208,000             86

Prime Outlets at Pismo Beach (2)-- Pismo Beach, California.............     I         November 1994        148,000             98

Prime Outlets at Tracy  (2)-- Tracy, California........................     I         November 1994        153,000             91

Table 1 - Portfolio of Properties September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Grand            GLA           Percentage
                                                                        Phase          Opening Date      (Sq. Ft.)        Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Vero Beach (2)-- Vero Beach, Florida..................     I         November 1994         210,000            98%
                                                                           II           August 1995         116,000            98
                                                                                                           -------            ---
                                                                                                            326,000            98

Prime Outlets at Waterloo (2)-- Waterloo, New York.....................     I            March 1995         208,000            99
                                                                           II        September 1996         115,000           100
                                                                          III            April 1997          68,000            94
                                                                                                            -------           ---
                                                                                                            391,000            99

Prime Outlets at Odessa-- Odessa, Missouri.............................     I             July 1995         191,000            93
                                                                           II         November 1996         105,000            58
                                                                                                            -------           ---
                                                                                                            296,000            81

Prime Outlets at Darien (6)-- Darien, Georgia..........................     I             July 1995         238,000            87
                                                                          IIA         November 1995          49,000            93
                                                                          IIB             July 1996          20,000           100
                                                                                                            -------           ---
                                                                                                            307,000            89

Prime Outlets at New River (5)-- Phoenix, Arizona......................     I        September 1995         217,000            96
                                                                           II        September 1996         109,000            86
                                                                                                            -------           ---
                                                                                                            326,000            92

Prime Outlets at Gulfport (6)-- Gulfport, Mississippi..................     I         November 1995         228,000            95
                                                                          IIA         November 1996          40,000            72
                                                                          IIB         November 1997          38,000            84
                                                                                                            -------           ---
                                                                                                            306,000            91

Prime Outlets at Lodi-- Burbank, Ohio..................................     I         November 1996         205,000            94
                                                                          IIA              May 1998          33,000            92
                                                                          IIB         November 1998          75,000            83
                                                                                                            -------           ---
                                                                                                            313,000            91

Prime Outlets at Gaffney-- Gaffney, South Carolina.....................     I         November 1996         235,000            95
                                                                           II             July 1998          70,000            92
                                                                                                            -------           ---
                                                                                                            305,000            94

Prime Outlets at Lee (2)-- Lee, Massachusetts..........................     I             June 1997         224,000           100

Prime Outlets at Lebanon--  Lebanon, Tennessee.........................     I            April 1998         208,000            97
                                                                          IIA            March 1999          21,000            79
                                                                                                            -------           ---
                                                                                                            229,000            95

Prime Outlets at Hagerstown-- Hagerstown, Maryland.....................     I           August 1998         218,000           100
                                                                           II         November 1998         103,000           100
                                                                                                            -------           ---
                                                                                                            321,000           100
                                                                                                         ----------           ---
Total Outlet Centers (7)...............................................                                  14,699,000            94%
                                                                                                         ==========           ===

====================================================================================================================================

Notes:
(1) Percentage reflects fully executed leases as of September 30, 1999 as a percent of square feet of GLA.
(2) The Company acquired this outlet center on June 15, 1998 as a result of its merger with Horizon.
(3) The Company owns a 2% partnership interest as the sole general partner but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use project includes 154,000 square feet of office space which is not included in this table and such space was 98% leased as of September 30, 1999.
(4) On September 1, 1999, the Company acquired 50% of Phase I and 51% of Phases II and III of this outlet center which it owns in joint venture partnerships with unrelated third parties.
(5) The Company owns 50% of this outlet center in a joint venture partnership with an unrelated third party.
(6) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(7) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 86% leased as of September 30, 1999.

Results of Operations

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Summary

The Company reported net income of $6,530 and $10,358 for the three months ended September 30, 1999 and 1998, respectively. For the three months ended September 30, 1999, the net income applicable to common shareholders was $482, or $0.01 per common share on a basic and diluted basis. For the three months ended September 30, 1998, the net income applicable to common shareholders was $3,617, or $0.09 per common share on a basic and diluted basis.

Revenues

Total revenues were $77,387 for the three months ended September 30, 1999 compared to $73,517 for the three months ended September 30, 1998, an increase of $3,870, or 5.3%. Base rents increased $1,662, or 3.5%, in 1999 compared to 1998. Straight-line rents (included in base rents) were $335 and $140 for the three months ended September 30, 1999 and 1998, respectively. These increases are primarily due to the Portfolio Expansion.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $506, or 2.3%, during the three months ended September 30, 1999 over the same period in 1998. This increase was primarily due to the Portfolio Expansion.

Interest and other income increased by $1,706, or 71.0%, to $4,109 during the three months ended September 30, 1999 as compared to $2,403 for the three months ended September 30, 1998. This increase reflects higher (i) lease buyout income of $798, (ii) temporary tenant income of $489, (iii) municipal assistance income of $216, and (iv) other miscellaneous income of $203.

Expenses

Property operating expenses increased by $637, or 3.7%, to $17,777 for the three months ended September 30, 1999 compared to $17,140 for the same period in 1998. Real estate taxes increased by $373, or 6.9%, to $5,753 for the three months ended September 30, 1999 from $5,380 in the same period for 1998. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense increased by $2,943, or 17.8%, to $19,452 for the three months ended September 30, 1999 compared to $16,509 for 1998. This increase primarily results from the depreciation and amortization of assets associated with the Portfolio Expansion.

TABLE 2 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended September 30,              1999                       1998
--------------------------------------------------------------------------------

Building and improvements                  $10,244                    $ 9,440
Land improvements                            1,442                        899
Tenant improvements                          6,841                      5,611
Furniture and fixtures                         729                        343
Leasing commissions                            196                        216
                                           -------                    -------
     Total                                 $19,452                    $16,509
                                           =======                    =======
================================================================================


TABLE 3 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended September 30,              1999                       1998
--------------------------------------------------------------------------------

Interest incurred                          $24,480                    $20,950
Interest capitalized                        (1,168)                    (1,734)
Amortization of deferred financing costs       974                        545
Amortization of interest rate protection
  contracts                                      3                        325
                                           -------                    -------
     Total                                 $24,289                    $20,086
                                           =======                    =======
================================================================================


As shown in TABLE 3, interest expense for the three months ended September 30, 1999 increased by $4,203, or 20.9%, to $24,289 compared to $20,086 for the same period in 1998. This increase reflects (i) higher interest incurred of $3,530,
(ii) an increase in amortization of deferred financing costs of $429 and (iii) a reduction in the amount of interest capitalized in connection with development projects of $566. Partially offsetting these items was a decrease in amortization of interest rate protection contracts of $322.

The increase in interest incurred is primarily attributable to an increase of $138,540 in the Company's average debt outstanding during the three months ended September 30, 1999 compared to the same period in 1998 and an increase in the weighted average interest rate for the three months ended September 30, 1999 compared to the same period in 1998. The weighted average interest rates were 7.47% and 7.15% for the 1999 and 1998 periods, respectively.

In connection with re-leasing space to new merchants, the Company incurred $1,392 and $1,055 in capital expenditures during the three months ended September 30, 1999 and 1998, respectively.

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

Summary

The Company reported net income of $20,865 and $7,265 for the nine months ended September 30, 1999 and 1998, respectively. During the second quarter of 1999, the Company recorded an extraordinary loss of $2,106 (net of minority interest of $534), relating to the early extinguishment of certain long-term debt. For the nine months ended September 30, 1999, the net income applicable to common shareholders was $16,571, or $0.38 and $0.06 per common share on a basic and diluted basis, respectively. During the second quarter of 1998, the Company recorded a loss on sale of real estate of $15,461 in connection with the Merger Transactions. For the nine months ended September 30, 1998, the net loss applicable to common shareholders was $10,383, or $0.31 per common share on a basic and diluted basis.

Revenues

Total revenues were $232,274 for the nine months ended September 30, 1999 compared to $156,524 for the nine months ended September 30, 1998, an increase of $75,750, or 48.4%. Base rents increased $48,190, or 48.9%, in 1999 compared to 1998. Straight-line rents (included in base rents) were $765 and $974 for the nine months ended September 30, 1999 and 1998, respectively. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $1,997, or 49.9%, during the nine months ended September 30, 1999 compared to the same period in 1998. This increase was attributable to the Portfolio Expansion and the Horizon Merger. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $22,156, or 47.9%, during the nine months ended September 30, 1999 over the same period in 1998.
These increases were primarily due to the Portfolio Expansion and the Horizon Merger.

Interest and other income increased by $3,407, or 44.9%, to $11,001 during the nine months ended September 30, 1999 as compared to $7,594 for the nine months ended September 30, 1998. This increase reflects higher (i) temporary tenant income of $1,331, (ii) gross margin attributable to sales from the Company's operation of an outlet store known as to Designer Connection of $798, (iii) lease buyout income of $577, (iv) municipal assistance income of $544, and (v) miscellaneous income of $157.

Expenses

Property operating expenses increased by $17,496, or 48.0%, to $53,918 for the nine months ended September 30, 1999 compared to $36,422 for the same period in 1998. Real estate taxes increased by $5,446, or 46.9%, to $17,046 for the nine months ended September 30, 1999 from $11,600 in the same period for 1998. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansion and the Horizon Merger. As shown in TABLE 4, depreciation and amortization expense increased by $22,200, or 64.8%, to $56,467 for the nine months ended September 30, 1999 compared to $34,267 for 1998. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

TABLE 4 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Nine months ended September 30,                1999                      1998
--------------------------------------------------------------------------------

Building and improvements                   $30,481                   $19,433
Land improvements                             4,272                     2,618
Tenant improvements                          19,423                    10,429
Furniture and fixtures                        1,690                       933
Leasing commissions                             601                       854
                                            -------                   -------
     Total                                  $56,467                   $34,267
                                            =======                   =======
================================================================================


TABLE 5 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Nine months ended September 30,                1999                      1998
--------------------------------------------------------------------------------

Interest incurred                           $68,974                   $41,711
Interest capitalized                         (3,387)                   (4,511)
Amortization of deferred financing costs      2,364                     1,193
Amortization of interest rate protection
  contracts                                      63                     1,006
                                            -------                   -------
     Total                                  $68,014                   $39,399
                                            =======                   =======
================================================================================


As shown in TABLE 5, interest expense for the nine months ended September 30, 1999 increased by $28,615, or 72.6%, to $68,014 compared to $39,399 for the same period in 1998. This increase reflects (i) higher interest incurred of $27,263,
(ii) an increase in amortization of deferred financing costs of $1,171 and (iii) a reduction in the amount of interest capitalized in connection with development projects of $1,124. Partially offsetting these items was a decrease in amortization of interest rate protection contracts of $943.


Other charges increased by $1,680,  or 42.6%, to $5,626.  This increase reflects
(i) increased selling, genral and administrative of $1,023 associated with the Company's operation of its Designer Connection outlet stores, (ii) a higher provision for uncollectible accounts of $608, and (iii) increased other miscellaneous charges of $49.

In connection with re-leasing space to new merchants, the Company incurred $2,231 and $1,496 in capital expenditures during the nine months ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

For the nine months ended September 30, 1999, net cash provided by operating activities was $77,137, cash used in investing activities was $57,931 and net cash used in financing activities was $21,587.

The primary uses of cash for investing activities during the nine months ended September 30, 1999 included: (i) costs associated with the development and construction of two expansions to existing outlet centers aggregating 85,000 square feet of GLA which opened during 1999 (of which 21,000 and 64,000 square feet opened in March and August, respectively), (ii) costs associated with the construction of Prime Outlets of Puerto Rico and two expansions scheduled to open before the end of the first quarter of next year, (iii) costs associated with the completion of two new outlet centers and expansions to existing outlet centers aggregating 931,000 square feet of GLA which opened during 1998, and
(iv) costs for pre-development activities associated with future developments.

The primary uses of cash for financing activities during the nine months ended September 30, 1999 were (i) principal repayments on notes payable of $95,709,
(ii) preferred and common stock distributions of $57,100, (iii) distributions to minority interests (including distributions to limited partners of the Operating Partnership) of $9,712, (iv) Series C preferred stock redemption costs of $45,054 and (v) deferred financing costs of $4,696. Such uses were partially offset by proceeds from new borrowings of $190,684 during the period.

The Company anticipates that cash flow from (i) certain line of credit facilities, (ii) operations, (iii) new borrowings, (iv) refinancing of certain existing debt, (v) the potential sale of a joint venture interest in certain outlet centers, and (vi) the potential sale of equity or debt securities in the public or private capital markets will be sufficient to satisfy its debt service obligations, and operating cash needs for the next year. There can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods. At September 30, 1999, unused commitments available for borrowings under various loan facilities were $3,504 in the aggregate.

Debt Repayments and Preferred Stock Dividends

The Company's aggregate indebtedness was $1,323,494 and $1,217,507 at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999, such indebtedness had a weighted average maturity of 4.9 years and bore interest at a weighted average interest rate of 7.34% per annum. At September 30, 1999, $1,015,936, or 76.8%, of such indebtedness bore interest at fixed rates and $307,558, or 23.2%, of such indebtedness, including $28,500 of tax-exempt bonds, bore interest at variable rates.

As of November 15, 1999, the Company is obligated to repay $49,291 of indebtedness during the remainder of 1999 and $108,447 in 2000. The indebtedness to be repaid in the remainder of 1999 includes $25,000 of borrowings under the Line of Credit that matures on June 10, 2000 but will be required to be repaid in advance of any repayment of the Subordinated Loan which is scheduled to mature on December 31, 1999. The annualized cumulative dividends on the Company's Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock") outstanding as of September 30, 1999 are $6,038 and $16,635, respectively. These dividends are paid quarterly, in arrears.

Repurchase of Shares of Series C Preferred Stock

On March 31, 1999, the Company entered into an agreement providing for the repurchase of all of its outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provided for the repurchase to occur in two stages. In the first stage, on March 31, 1999, the Company repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a 12.0% fixed rate $33,000 unsecured promissory note which was repaid on September 29, 1999. In the second stage, the Company repurchased the remaining 1,063,636 outstanding shares of its Series C Preferred Stock for an aggregate purchase price of $10,636 on September 29, 1999.

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

Debt Transactions

On November 15, 1999, the Company closed on a $20,000 subordinated loan (the "Subordinated Loan") from an institutional lender. The Subordinated Loan (i) bears interest at a fixed-rate of 15.0%, (ii) requires monthly interest-only payments, (iii) matures on December 31, 1999, and (iv) is secured by a pledge of a security interest in certain of the Company's ownership interests in, and the available cash flow from five outlet centers, including Prime Outlets of Puerto Rico, which is currently under construction. This collateral is also pledged to secure borrowings under the Line of Credit (as defined below).

On November 12, 1999, the Company closed on $55,000 term loan (the "$55,000 Term Loan") from a financial institution. The $55,000 Term Loan (i) bears interest at 30-day LIBOR plus 6.0%, (ii) requires monthly principal and interest payments, and (iii) matures in two years. The Term Loan was issued by Prime Retail Capital I, L.L.C. ("PRC"), a newly-formed wholly-owned subsidiary of Prime Retail, L.P., and is secured by the excess cash flow from 15 manufacturers' outlet centers after the payment of senior debt service and reserves under an existing $350,645 first mortgage loan. The Term Loan also is secured by a pledge of PRC's 49.9% limited partnership interest in partnerships that own twelve of those outlet centers and Prime Retail, L.P.'s 100% equity interest in PRC. The Term Loan is unconditionally guaranteed by Prime Retail, L.P. and Prime Retail, Inc.

The Company used the net cash proceeds from the Term Loan to repay $40,944 of short-term indebtedness and to repay a portion of the borrowings under the Line of Credit.

During October 1999, the Company refinanced its $28,250 of variable-rate, tax-exempt revenue bonds by issuing $28,250 of fixed rate tax-exempt revenue bonds (the "Fixed Rate Bonds"). The Fixed Rate Bonds bear interest ranging from 6.875% to 7.0%, require semi-annual interest payments and mature from December 15, 2012 through December 1, 2014. The Fixed Rate Bonds are redeemable by the Company commencing in December 2006 at 102% of the outstanding principal balance. The redemption price decreases incrementally each year thereafter through December 2008, at which date the redemption price is fixed at 100% of the outstanding principal balance.

On September 29, 1999, the Company received $40,000 of proceeds from a line of credit facility (the "Line of Credit") with a group of institutional lenders. These proceeds were used to repurchase the Company's Series C Preferred Stock. The Line of Credit (i) bears interest at a fixed-rate of 11.0%, (ii) requires monthly interest-only payments, and (iii) matures in nine months. The Line of Credit may be repaid at anytime without penalty. The Line of Credit initially was secured by a pledge of the Company's interest in one of its subsidiaries that will be formed to engage in the design, development and operation of a virtual outlet center on the internet. Subsequently this facility was amended to, among other things, permit the Subordinated Loan and provide for the pledge of assets securing such loan as additional collateral under the Line of Credit. Borrowings under the Line of Credit rank senior to the Subordinated Loan and the Company is prohibited from making any payment of principal in respect of the Subordinated Loan so long as any obligations remain outstanding under the Line of Credit. Upon repayment of the Line of Credit in full, the lenders will be entitled to receive a cash payment that increases their internal rate of return with respect to amounts advanced under such facility by 4.0% per annum (the "Cash Payment"). Lenders under the Line of Credit also received warrants to purchase a 5% interest in the Company's e-commerce subsidiary. In the event this subsidiary completes an initial public offering prior to September 10, 2000, such lenders must elect to (i) surrender these warrants, (ii) forgo the Cash Payment or (iii) surrender a portion of the warrants and forgo a portion of the Cash Payment based on the number of warrants so surrendered.

On July 11, 1999, the Company's $20,000 unsecured line of credit (the "Corporate Line") was renewed and increased to $25,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears an interest rate of 30-day LIBOR plus 2.50% and matures on July 11, 2000. At September 30, 1999, the Corporate Line had an outstanding principal balance of $22,175.

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

As of September 30, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,774 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

Proposed Sale of Majority Interests in Three Outlet Centers

On August 6, 1999, the Company entered into an agreement to sell three factory outlet centers, including two future expansions expected to be completed in 2000, to a new joint venture (the "Prime/Estein Venture") that will be 70% owned by an affiliate of Estein & Associates USA, Ltd., a German real estate investment company ("Estein"), and 30% owned by the Company. The total purchase price for the three centers, including the two proposed expansions, is $274,000.

The Prime/Estein Venture expects to purchase the three outlet centers and two expansions subject to $151,500 of new first mortgage indebtedness, including a $64,500 "wrap-around" first mortgage to be provided by the Company on the Prime Outlets at Birch Run. The balance of the purchase price ($122,500) is expected to be funded 70% by Estein in cash ($85,750) and 30% by the Company in the form of a credit to its capital account ($36,750). In accordance with the terms of the joint venture agreement, the first mortgage debt is required to be for a ten-year term at a fixed interest rate of 7.75%, requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule.

The Company expects to receive  approximately  $78,000 of cash proceeds,  net of
(i) all closing costs, (ii) the cost of completing the proposed expansions,  and
(iii) the Company's approximate $10,000 net investment in the "wrap-around" first mortgage being provided on Prime Outlets at Birch Run. An additional $10,000 of net proceeds is expected as a result of the refinancing of the existing Williamsburg first mortgage loan.

Consummation of this transaction remains subject to various conditions, including receipt of requisite financing. There can be no assurance that the Prime/Estein Venture will close this transaction or that, if completed, the terms of this transaction will not differ materially from those described above.

The Prime/Estein Venture has agreed to retain the Company as its sole and exclusive managing and leasing agent for a property management fee equal to 4.0% of gross rental receipts. The Prime/Estein Venture also will pay a monthly asset management and partnership administration fee to an affiliate of Estein equal to 3.0% of the monthly net operating income from the centers.

Planned Development

One of the Company's business strategies is to expand its portfolio of outlet centers by developing new centers and expansions to existing centers. The Company intends to develop new centers and expand its existing centers only if the expected returns on such development would reasonably be expected to exceed the Company's weighted average cost of debt and equity capital. Management believes that there is demand for continued development of new outlet centers and expansions of certain existing outlet centers. The Company opened a 21,000 square foot expansion at Prime Outlets at Lebanon in March 1999 and a 64,000 square foot expansion at Prime Outlets at San Marcos In August 1999. The Home Co., the Company's first home furnishings store which it owns a 47.6% interest through a joint venture, occupies 64,000 square feet of the expansion at San Marcos. In addition, construction continues at Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which will contain 175,000 square feet of GLA, and two expansions consisting of 162,000 and 50,000 square feet of GLA at Prime Outlets at Hagerstown and Prime Outlets at San Marcos, respectively. These projects are scheduled to open during the first quarter of next year. At September 30, 1999, the remaining budgeted capital expenditures for these projects aggregated approximately $44,100, while anticipated capital expenditures related to the completion of expansions of existing outlet centers opened during 1998 (aggregating 931,000 square feet of GLA) approximated $12,500.

In addition to the projects currently under construction, the Company continues to pre-lease two new outlet centers and expansions to existing centers and expects to start construction of between 200,000 to 400,000 square feet of additional GLA during 2000. However, management may elect to delay construction of certain projects until such time that it is reasonably confident that certain minimum returns will be achieved on total development cost. Such projects are expected to have a total development cost of approximately $30,000 to $60,000. As of September 30, 1999, there were no material commitments with regard to the construction of these projects.

The Company expects to fund the development cost of these projects from (i) certain line of credit facilities, (ii) joint venture partners, (iii) retained cash flow from operations, (iv) construction loans, (v) the potential sale of equity or debt securities in the public or private capital markets, and (vi) the proposed sale of majority interests in three outlet centers. There can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the planned development projects or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

Prime/Athena Venture

On September 13, 1999, the Company announced that it had entered into a definitive agreement with Athena Group LLC, a private real estate investment firm affiliated with A. Alfred Taubman, to establish a joint venture (the "Prime/Athena Venture") to develop, own and operate outlet centers in Europe. The agreement provides that the Prime/Athena Venture will be capitalized 80% by Athena Group and 20% by the Company. In addition, the Company will contribute certain management services to the Prime/Athena Venture. After each partner receives a specified return on its invested capital, profits and cash flow will be allocated 60% to Athena Group and 40% to the Company. Voting control of the Prime/Athena Venture will be divided equally between Athena and the Company. It is currently contemplated that the Company will contribute approximately $2,000 to the Prime/Athena Venture during the next 18 months.

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

Non-information Technology

Non-information technology consists mainly of facilities management systems such as telephone, utility and security systems for the corporate office and the outlet centers. Based on the Company's inquiry of the building owner, the corporate office's non-information technology is Y2K compliant. The Company has reviewed date sensitive systems and equipment at its outlet centers. The Company's assessment of non-information technology revealed that such systems are Y2K compliant.

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

TABLE 6 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the three and nine months ended September 30, 1999 and 1998. FFO decreased $1,073, or 3.9%, to $26,129 for the three months ended September 30, 1999 from $27,202 for the three months ended September 30, 1998. This decrease was attributable to the Company's repurchase of its Series C Preferred Stock which resulted in an additional $43,636 of indebtedness. FFO increased $20,187, or 33.7%, to $80,097 for the nine months ended September 30, 1999 from $59,910 for the nine months ended September 30, 1998. This increase was primarily due to the Portfolio Expansion and the Horizon Merger.

TABLE 6 -- Funds from Operations
------------------------------------------------------------------------------------------------------------------------------------

                                                                      Three months ended              Nine months ended
                                                                         September 30                     September 30
                                                               --------------------------------    --------------------------
                                                                   1999             1998               1999           1998
------------------------------------------------------------------------------------------------------------------------------------

Income before extraordinary loss and
  allocation to minority interests                              $ 6,452          $10,572           $23,427         $ 9,721
FFO adjustments:
Loss on sale of real estate                                           -                -                 -          15,461
Real estate depreciation and amortization                        19,204           16,327            55,768          33,820
Unconsolidated joint venture adjustments                            473              303               902             908
                                                                -------          -------           -------         -------
FFO before allocation to minority interests                     $26,129          $27,202           $80,097         $59,910
                                                                =======          =======           =======         =======
====================================================================================================================================

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


Market Risk Sensitivity

Interest Rate Risk

In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity. Variable interest rates are based on the weighted average rates of the portfolio at September 30, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                                Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                     1999         2000        2001         2002           2003       2004     Thereafter     Total
------------------------------------------------------------------------------------------------------------------------------------

Fixed rate:
Principal........................  $ 4,291      $82,525      $ 50,645    $89,008       $348,761    $17,049     $423,657  $1,015,936
Average interest rate............     7.19%        8.98%         7.39%      6.98%          7.76%      7.75%        7.10%       7.50%

Variable rate:
Principal........................  $51,167      $43,739      $152,000    $   427       $    778    $31,197     $ 28,250  $  295,763
Average interest rate............     7.58%        8.03%         6.84%      6.88%          6.88%      6.88%        3.60%       6.84%

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

The Company is defendant in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U.S. District Court for The District of Maryland on August 20, 1999. The lawsuit alleges that the Company and its related entities overcharged tenants for common area maintenance charges and promotional fund charges. The outcome of, and the ultimate liability of the Company, if any, from, this lawsuit cannot currently be predicted. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously.

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

Item 6.  Exhibits or Reports on Form 8-K

        (a)   The following exhibits are included in this Form 10-Q:

              Exhibit 12.1 -- Ratio of Earnings to Fixed Charges and Preferred Stock Distributions and Dividends

              Exhibit 27.1 - Financial Data Schedule (EDGAR filing only)

        (b)   Reports on Form 8-K:

     On August 18, 1999, the Company filed a Current Report on Form 8-K, dated August 11, 1999, reporting the Company had entered into an agreement to sell three factory outlet centers, including two future expansions, to a new joint venture (the "Prime/Estein Venture") that will be 70% owned by an affiliate of Estein Associates USA, Ltd., a German real estate investment company ("Estein"), and 30% owned by the Company. The total purchase price for the three centers, including the two proposed expansions, is $274.0 million. The Current Report on Form 8-K also included as exhibits (i) the Purchase and Sale Agreement dated August 6, 1999 and (ii) the Press Release announcing the proposed transaction dated August 11, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRIME RETAIL, INC.
                                        Registrant



Date: November 15, 1999                /s/ Abraham Rosenthal
      -----------------                ---------------------
                                       Abraham Rosenthal
                                       Chief Executive Officer



Date: November 15, 1999               /s/ Robert P. Mulreaney
      -----------------               -----------------------
                                      Robert P. Mulreaney
                                      Executive Vice President,
                                      Chief Financial Officer
                                      and Treasurer