Form 10-K
period 1999-12-31
PRIME RETAIL INC/BD/
filed 2000-04-14
CIK 911708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission file number: 0-23616

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Maryland                                 38-2559212
-------------------------------------------    ---------------------------------
     (State or other jurisdiction of           (IRS employer identification no.)
      incorporation or organization)

       100 East Pratt Street
       Baltimore, MD  21202                          (410) 234-0782
-------------------------------------------    ---------------------------------
 (Address of principal executive offices,        (Registrant's telephone number,
           including zip code)                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                          Common Stock, $0.01 par value
           10.5% Series A Cumulative Preferred Stock, $0.01 par value
       8.5% Series B Cumulative Participating Convertible Preferred Stock,
       -------------------------------------------------------------------
                                $0.01 par value
                                ---------------
                               (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                                      None
                                ---------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.      Yes  X            No

    Indicate  by check mark if  disclosure  of  delinquent  filers  pursuant  to
    Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $43,397,916 on April 13, 2000 (based on the closing price per share as reported on the New York Stock Exchange - Composite Transactions).

    The number of shares of the registrant's Common Stock outstanding as of March 31, 2000 was 43,397,916.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:

                                                                Put on Form 10-K
                                                                Into Which
                                                                Document is
Document                                                        Incorporated
--------                                                        ------------
Proxy Statement for the 2000 annual meeting of shareholders     Part III of
                                                                Form 10-K

                               PRIME RETAIL, INC.

                                    Form 10-K

                                December 31, 1999

                                TABLE OF CONTENTS


                                  Part I                                    Page

Item 1. Business................... ...........................................1
Item 2. Properties................ ............................................6
Item 3. Legal Proceedings...... ..............................................13
Item 4. Submission of Matters to a Vote of Security Holders...................13

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.14
Item 6. Selected Financial Data...............................................15
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................17
Item 7A.Quantitative and Qualitative Disclosures About Material Risk. ........34
Item 8. Financial Statements and Supplementary Data...........................34
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...............................  .................34

Part III

Item 10.Directors and Executive Officers of the Registrant....................35
Item 11.Executive Compensation................................................35
Item 12.Security Ownership of Certain Beneficial Owners and Management........35
Item 13.Certain Relationships and Related Transactions........................35

Part IV

Item 14.Exhibits,Financial Statement Schedules, and Reports on Form 8-K.......35

        Signatures............................................................40

                                     PART I

                                ITEM 1- BUSINESS

The Company

     Prime Retail, Inc. (including its predecessors, collectively, the "Company") was organized as a Maryland corporation on July 16, 1993. The Company commenced operations upon completion of its initial public offering (the "Initial Public Offering") on March 22, 1994. The Company is a self-administered and self-managed real estate investment trust ("REIT") and operates primarily within one business segment. Concurrent with the completion of the Initial Public Offering, the Company became the general partner of Prime Retail, L.P. (the "Operating Partnership") which owns interests in and provides development, leasing, marketing and management services for 51 outlet centers and three community shopping centers (the "Properties") with a total of 14,699,000 and 424,000 square feet of gross leasable area ("GLA") at December 31, 1999, respectively. The Properties are located throughout the United States, generally near large metropolitan areas.

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

Business of the Company

     The Company is engaged primarily in the ownership, development, construction, leasing, marketing and management of outlet centers throughout the United States. Outlet centers have become an established segment of the retail industry, enabling value-oriented shoppers to purchase designer and brand-name products directly from manufacturers at discounts.

     Since entering the outlet center business in 1988 (through the retail division of The Prime Group, Inc. ("PGI"), from which the Company acquired certain Properties and management and development operations), the Company has become the leading developer and operator in the industry having developed or acquired outlet centers containing 14,699,000 square feet of GLA at December 31, 1999, including 22 outlet centers containing 6,626,000 square feet of GLA that was added to our portfolio in connection with the Company's June 1998 merger with Horizon Group, Inc.

     The average outlet center in the Company's portfolio contains approximately 288,000 square feet of GLA at December 31, 1999, significantly larger than the industry average of approximately 195,000 square feet.

     The Company's outlet centers feature a diversified mix of nationally recognized manufacturers of designer and brand-name merchandise with which the Company and its employees have established long-standing relationships, including AnnTaylor/AnnTaylor Loft, Bose, Brooks Brothers, Corning-Revere, Danskin, Donna Karan, Eddie Bauer, Ellen Tracy, Esprit, Guess?, J. Crew, Jones New York, Levi's/Dockers Outlet, Mikasa, Nautica, Nike, Phillips-Van Heusen (including Bass, Gant, Geoffrey Beene, Izod and Van Heusen), Polo/Ralph Lauren, Reebok, Off-5th Saks Fifth Avenue, Sara Lee (including Champion, Coach, L'eggs, Hanes, Bali, Playtex, and Socks Galore), Sony, Springmaid-Wamsutta, Tommy Hilfiger and VF Corporation (including Barbizon and Vanity Fair). As a group, the foregoing merchants accounted for approximately 29.20% of the gross revenues of the Company during the year ended December 31, 1999, and occupied approximately 34.38% of the total leased GLA contained in the Company's outlet centers at December 31, 1999. During the year ended December 31, 1999, no group of merchants under common control accounted for more than 5.09% of the gross revenues of the Company or occupied more than 5.69% of the total leased GLA of the Company at December 31, 1999.

Business Strategy

     The Company's objective is to enhance its funds from operations and the long-term value of its outlet centers by actively managing its current portfolio of properties.

     Active Portfolio Management. The Company employs the following strategies that are designed to increase the sales and profitability of its tenants, resulting in improved occupancy levels and higher overall rental income:

     |X| Enhance Tenant Mix. A successful outlet center must provide a unique and attractive shopping experience. The Company seeks to offer a superior shopping experience to consumers by assembling a diverse mix of nationally and internationally recognized manufacturers and retailers of designer and brand name merchandise. The Company has identified certain key tenants (the "Prime 15") that it believes will enhance consumer traffic and increase tenant sales at the Prime Outlets. The current "Prime 15" are Bose, Brooks Brothers, Calvin Klein, Coach, Donna Karan, Eddie Bauer, Jones New York, Levi's/Dockers, Liz Claiborne, Nautica, Nike, Polo/Ralph Lauren, Sony, The Gap and Tommy Hilfiger. The Company currently leases 380 stores to the Prime 15 and actively seeks to increase their representation throughout the Prime Outlets. In addition, the Company continues to add new tenants that attract customers and enhance the competitive position of the Prime Outlets.

     |X| Implement Innovative Marketing Strategies. During 1998, the Company adopted a nationwide branding strategy to increase sales, improve customer awareness and loyalty and promote higher traffic at its centers. As part of this strategy, the Company has renamed its outlet centers, with the "Prime Outlets" brand name. In addition, the Company has entered into strategic marketing alliances with companies such as Coca-Cola USA seeking to access the estimated 170 million customers at its centers.

     |X| Minimize Operating Expenses. The Company's in-house capabilities in property management and leasing reduce its reliance on third party service providers and enable it to more effectively control the expenses associated with these functions. The Company continually monitors its operating expenses at the property, regional and corporate levels and attempts to minimize the occupancy cost for its tenants. Where possible, the Company leverages its large size to obtain more favorable rates from its vendors and suppliers.

     Selective Growth and Expansion. The Company will selectively expand existing centers to the extent proposed projects offer attractive investment returns. In 1999, Prime Retail, Inc. added a total of 102,000 square feet of GLA by expanding two of its existing centers. In addition, construction continues at Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which will contain 175,000 square feet of GLA and is scheduled to open during the second quarter of 2000.

Competition

     The Company's outlet centers compete for customers primarily with traditional shopping malls, "off-price" retailers and other outlet centers. The Company carefully considers the degree of existing and planned competition in a proposed market area before developing a new outlet center. Merchants of outlet centers generally avoid direct competition with major retailers and their own full-price stores. Generally, this is accomplished by locating outlet centers at least 20 miles from the nearest regional mall. For this reason, the Company's outlet centers compete only to a limited extent with traditional retail malls in or near metropolitan areas.

     In addition to traditional sources of competition faced by the Company's outlet centers, which are mentioned above, the Company's outlet centers compete for customers with web-based retailers. Because of the newness of competition from web-based retailers, it is difficult to quantify the risk of such competition to the Company.

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

Relationship with Municipalities

     Because of the favorable impact that the Company's Properties may have on a local community's economy by generating sales and property taxes and increasing employment in the area, local communities often assist the Company with respect to zoning, economic incentives or favorable business development legislation. The Company explores opportunities to obtain incentives from local, county and state governments in connection with the development of its outlet centers. Such incentives often fund the cost of off-site sewer and water services to the site, required highway improvements and, on occasion, the cost of land and various on-site improvements.

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

Employees

     As of December 31, 1999, the Company had 1,082 employees. The Company believes that its relations with its employees are satisfactory.

Executive Officers

     The following table sets forth the names, position and age (as of April 1, 2000)of the current executive officers of the Company:

------------------------------------------------------------------------------------------------------------------------------------
Name                                 Position                                               Age
------------------------------------------------------------------------------------------------------------------------------------
Glenn D. Reschke                President and Chief Executive Officer, Director              49

David G. Phillips               Executive Vice President                                     38

Robert P. Mulreaney             Executive Vice President - Chief Financial                   41
                                  Officer and Treasurer

C. Alan Schroeder               Executive Vice President - General Counsel                   42
                                  and Secretary

Steven S. Gothelf               Executive Vice President - Finance                           40

John S. Mastin                  Executive Vice President - Leasing                           54

Frederick J. Meno               Senior Vice President - Operations                           42


====================================================================================================================================

Biographies of Executive Officers

     Glenn D. Reschke. Glenn D. Reschke is President and Chief Executive Officer and a Director of the Company. Mr. Reschke's responsibilities with Prime include leasing, marketing, operations, and management, development, and construction for Prime's retail projects. Mr. Reschke joined PGI in 1983 and, since that time, served as Vice President, Senior Vice President and Executive Vice President of PGI, and was responsible for PGI's multi-family, senior housing, single family and land development divisions. Mr. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana. Mr. Reschke is the brother of Michael W. Reschke, the Company's Chairman of the Board.

     David G. Phillips. David G. Phillips is President of Athena/Prime Retail Europe and Executive Vice President of the Company. Athena/Prime Retail Europe is a joint venture between the Company and the Athena Group, a private equity investment company based in New York. Mr. Phillips oversees the Company's development, marketing, leasing and operations efforts in Europe. Mr. Phillips joined PGI in 1989 and served as Vice President, Senior Vice President, and Executive Vice President, Operations, Marketing and Leasing. Prior to joining PGI, Mr. Phillips was a leasing representative at D.I. Realty, Inc., leasing a variety of retail projects including outlet centers and traditional and specialty malls. Mr. Phillips received a Masters of Science in Real Estate Development at Johns Hopkins University and received a Bachelor of Science degree in Business Administration from the University of Vermont. Mr. Phillips is a member of the ICSC with a CLS (Certified Leasing Specialist) designation and the Urban Land Institute.

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

     Steven Gothelf. Steven Gothelf is Executive Vice President - Finance of the Company. Mr. Gothelf joined PGI in 1990 and, since that time, served as Vice President of Asset and Development Management. Mr. Gothelf's responsibilities with the Company include financing, capital market activities, and the review and analysis of potential outlet center acquisitions. For two years prior to joining PGI, Mr. Gothelf was Vice President of Finance and Administration of Clarion Development Inc. Before joining Clarion Development Inc., Mr. Gothelf was a Market Maker for financial futures at the Chicago Board of Trade and prior to that was a Manager of Real Estate Tax and Consulting for KPMG Peat Marwick LLP. Mr. Gothelf received his B.S. degree in Accounting from the University of Illinois and is a certified public accountant.

     John S. Mastin. John S. Mastin is Executive Vice President - Leasing of the Company. Mr. Mastin's responsibilities with the Company include supervision of leasing and merchandising for all of the Company's outlet centers. Mr. Mastin joined the Company in June of 1996. Prior to joining the Company, Mr. Mastin spent 24 years with The Rouse Company. At The Rouse Company, Mr. Mastin began his career as a Junior Leasing Representative and was promoted to Vice President and Assistant Director of Leasing. Mr. Mastin led the leasing effort for The Rouse Company with numerous regional malls as well as inner-city festival market places which include Bayside in Miami, Florida, and the redevelopment of Underground Atlanta in Atlanta, Georgia. Mr. Mastin was involved in the releasing and remerchandising effort for the operating properties division of The Rouse Company. Prior to The Rouse Company, Mr. Mastin was a Naval Aviator for four years. Mr. Mastin received his Bachelor of Arts in English from Niagara University. Mr. Mastin is a member of the ICSC.

     Frederick J. Meno. Frederick J. Meno is Senior Vice President - Operations of Prime Retail, where he is responsible for supervising the management, operations, outdoor advertising and specialty leasing programs for Prime's nationwide portfolio of outlet centers. Prior to joining Prime, Mr. Meno was Executive Director of Insignia/ESG, Inc., where he was responsible for all management, leasing, construction management, and business development activities for Insignia/ESG's 10 million square foot national enclosed mall portfolio, as well as Insignia/ESG's Dallas/Fort Worth office, industrial and non-enclosed retail portfolio. For 10 years prior to joining Insignia/ESG, Inc., Mr. Meno was President of the Woodmont Property management Company in Fort Worth, Texas. A 1979 graduate of Ohio State University, having majored in Urban Land Development and Economics with a degree in Business Administration, Mr. Meno is a member of the Institute of Real Estate Management and the ICSC. Mr. Meno has achieved the designations of Certified Property Manager, Real Property Administrator and Certified Shopping Manager and is a licensed Real Estate Salesman in the State of Texas. Mr. Meno is also on the Advisory Board of the Shopping Center Management Insider Publication and he is the 2001 Dean for ICSC's University of Shopping Centers School of Outlet Retailing, ValueOrientor and Community Centers.

Changes in Executive Officers

     Abraham Rosenthal. Effective February 25, 2000, Abraham Rosenthal resigned from his position as Chief Executive Officer and Director of the Company.

     R. Bruce Armiger. Effective March 24, 2000, R. Bruce Armiger resigned from his position as Senior Vice President - Development of the Company.

     Michael W. Reschke. On April 5, 2000, Michael W. Reschke relinquished his responsibilities as an executive officer and became non-executive Chairman of the Board of the Company.

                               ITEM 2 - PROPERTIES

General

     As a fully-integrated real estate company, the Company provides development, construction, finance, leasing, accounting, marketing and management services for all of its properties. At December 31, 1999, the Company's portfolio consisted of (i) 51 outlet centers aggregating 14,699,000 square feet of GLA (including 1,490,000 square feet of GLA at outlet centers owned through joint venture partnerships), (ii) three community shopping centers aggregating 424,000 square feet of GLA and (iii) 159,000 square feet of GLA of office space.

     The table set forth below summarizes certain information with respect to the Company's existing centers as of December 31, 1999 (see "Note 6 - Bonds and Notes Payable" of the Notes to the Consolidated Financial Statements contained herein for information with respect to mortgage indebtedness on the Company's properties).

                             Portfolio of Properties
                                December 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------


Prime Outlets at Kittery - Kittery Maine..............................      I            April 1984         25,000             100%
                                                                           II              May 1984         78,000              99
                                                                          III           August 1989         18,000             100
                                                                           IV              May 1998         10,000             100
                                                                                                           -------             ---
                                                                                                           131,000             100

Prime Outlets at Fremont (2) - Fremont, Indiana........................     I          October 1985        118,000              92
                                                                           II         November 1993         51,000             100
                                                                          III          October 1994         60,000              87
                                                                                                           -------             ---
                                                                                                           229,000              92

Prime Outlets at Birch Run (3) - Birch Run, Michigan................... I-XVI               Various        591,000              96
                                                                        XVII-
                                                                        XVIII                  1997        133,000              95
                                                                                                           -------             ---
                                                                                                           724,000              97

Prime Outlets at Latham - Latham, New York.............................     I           August 1987         43,000              88

Prime Outlets at Michigan City (2) - Michigan City, Indiana............     I         November 1987        199,000             100
                                                                           II              May 1988        130,000             100
                                                                          III             July 1991         36,000              86
                                                                           IV             July 1994         42,000             100
                                                                            V         December 1994         26,000              98
                                                                           VI              May 1995         58,000              96
                                                                                                           -------             ---
                                                                                                           491,000              98

Prime Outlets at Williamsburg (4) - Williamsburg, Virginia.............     I            April 1988         67,000             100
                                                                           II         November 1988         60,000             100
                                                                          III          October 1990         49,000             100
                                                                           IV                  1995         98,000             100
                                                                                                           -------             ---
                                                                                                           274,000             100

Prime Outlets at Kenosha (2) - Kenosha, Wisconsin......................     I        September 1988         89,000              91
                                                                           II             July 1989         65,000             100
                                                                          III              May 1990        115,000              96
                                                                                                           -------             ---
                                                                                                           269,000              95


Prime Outlets at Silverthorne (2) - Silverthorne, Colorado............      I         November 1988         95,000              99
                                                                           II         November 1990         75,000              95
                                                                          III         November 1993         88,000              83
                                                                                                           -------             ---
                                                                                                           258,000              93

                       Portfolio of Properties (continued)
                                December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Edinburgh (2) - Edinburgh, Indiana....................     I                  1988        156,000             100%
                                                                           II         November 1994        142,000             100
                                                                                                           -------             ---
                                                                                                           298,000             100

Prime Outlets at Burlington (2) - Burlington, Washington ..............     I              May 1989         89,000              86
                                                                           II          October 1989         36,000             100
                                                                          III            April 1993         49,000              97
                                                                                                           -------             ---
                                                                                                           174,000              92

Prime Outlets at Queenstown (2) - Queenstown, Maryland.................     I             June 1989         67,000             100
                                                                           II             June 1990         55,000              99
                                                                          III          January 1991         16,000              97
                                                                           IV             June 1992         14,000              97
                                                                            V           August 1993         69,000             100
                                                                                                           -------             ---
                                                                                                           221,000              99

Prime Outlets at Hillsboro (2) - Hillsboro, Texas......................     I          October 1989         95,000              92
                                                                           II          January 1992        101,000              97
                                                                          III              May 1995        163,000              94
                                                                                                           -------             ---
                                                                                                           359,000              94

Prime Outlets at Oshkosh (2) - Oshkosh, Wisconsin......................     I         November 1989        215,000              93
                                                                           II             July 1991         45,000              93
                                                                                                           -------             ---
                                                                                                           260,000              93

Prime Outlets at Warehouse Row (5) - Chattanooga, Tennessee............     I         November 1989         95,000              84

Prime Outlets at Gilroy (2) - Gilroy, California.......................     I          January 1990         94,000             100
                                                                           II           August 1991        109,000              97
                                                                          III          October 1992        137,000              93
                                                                           IV             July 1994        170,000             100
                                                                            V         November 1995         69,000             100
                                                                                                           -------             ---
                                                                                                           579,000              98

Prime Outlets at Perryville (2) - Perryville, Maryland.................     I             June 1990        148,000              91

Prime Outlets at Sedona - Sedona, Arizona .............................     I           August 1990         82,000              96

Prime Outlets at San Marcos - San Marcos, Texas........................     I           August 1990        177,000              95
                                                                           II           August 1991         70,000              98
                                                                          III           August 1993        117,000              97
                                                                         IIIB         November 1994         20,000              91
                                                                         IIIC         November 1995         35,000              75
                                                                         IIID              May 1998         18,000             100
                                                                            V           August 1999         64,000             100
                                                                                                           -------             ---
                                                                                                           501,000              95

Prime Outlets at Anderson - Anderson, California.......................     I           August 1990        165,000              96

Prime Outlets at Post Falls - Post Falls, Idaho .......................     I             July 1991        111,000              75
                                                                           II             July 1992         68,000              83
                                                                                                           -------             ---
                                                                                                           179,000              78

Prime Outlets at Ellenton - Ellenton, Florida..........................     I          October 1991        187,000             100
                                                                           II           August 1993        123,000              92
                                                                          III          October 1996         30,000             100
                                                                           IV         November 1998        141,000              97
                                                                                                           -------              --
                                                                                                           481,000              97

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........     I         October 1991         181,000              95
                                                                           II            July 1996           6,000             100
                                                                                                           -------             ---
                                                                                                           187,000              95


                       Portfolio of Properties (continued)
                                December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------



                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Naples - Naples/Marco Island, Florida.................     I        December 1991          94,000              85%
                                                                           II        December 1992          32,000             100
                                                                          III           March 1998          20,000              98
                                                                                                           -------             ---
                                                                                                           146,000              90

Prime Outlets at Conroe (2) - Conroe, Texas............................     I         January 1992          93,000              91
                                                                           II            June 1994         163,000              92
                                                                          III         October 1994          26,000              79
                                                                                                           -------             ---
                                                                                                           282,000              91

Prime Outlets at Bellport (6) - Bellport, New York.....................     I             May 1992          95,000              88
                                                                           II        November 1996         126,000              86
                                                                          III         October 1997          71,000              60
                                                                                                           -------             ---
                                                                                                           292,000              80

Prime Outlets at Niagara Falls USA - Niagara Falls, New York...........     I            July 1992         300,000              99
                                                                           II          August 1995         234,000              88
                                                                                                           -------             ---
                                                                                                           534,000              94

Prime Outlets at Woodbury (2) - Woodbury, Minnesota....................     I            July 1992         129,000              87
                                                                           II        November 1993         100,000              88
                                                                          III          August 1994          21,000             100
                                                                                                           -------             ---
                                                                                                           250,000              88

Prime Outlets at Calhoun (2) - Calhoun, Georgia........................     I         October 1992         123,000              97
                                                                           II         October 1995         131,000              94
                                                                                                           -------             ---
                                                                                                           254,000              95

Prime Outlets at Castle Rock - Castle Rock, Colorado...................     I        November 1992         181,000              98
                                                                           II          August 1993          94,000              93
                                                                          III        November 1993          95,000             100
                                                                           IV          August 1997         110,000              96
                                                                                                           -------             ---
                                                                                                           480,000              97

Prime Outlets at Bend - Bend, Oregon...................................     I        December 1992          97,000             100
                                                                           II       September 1998          35,000              99
                                                                                                           -------             ---
                                                                                                           132,000             100

Prime Outlets at Jeffersonville II (2) - Jeffersonville, Ohio..........     I           March 1993         126,000              68
                                                                           II          August 1993         123,000              52
                                                                          III         October 1994          65,000              74
                                                                                                           -------             ---
                                                                                                           314,000              63

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio...............     I            July 1993         186,000              87
                                                                           II        November 1993         100,000              98
                                                                          IIB        November 1994          13,000              64
                                                                         IIIA          August 1996          35,000              97
                                                                         IIIB           March 1997          73,000             100
                                                                                                           -------             ---
                                                                                                           407,000              92

Prime Outlets at Gainesville - Gainesville, Texas......................     I          August 1993         210,000              86
                                                                           II        November 1994         106,000              88
                                                                                                           -------             ---
                                                                                                           316,000              87

Prime Outlets at Loveland - Loveland, Colorado.........................     I             May 1994         139,000              99
                                                                           II        November 1994          50,000              88
                                                                          III             May 1995         114,000              91
                                                                           IV             May 1996          25,000             100
                                                                                                           -------             ---
                                                                                                           328,000              95

                       Portfolio of Properties (continued)
                                December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Oxnard (7) - Oxnard, California.......................     I             June 1994        148,000              92%

Prime Outlets at Grove City - Grove City, Pennsylvania.................     I           August 1994        235,000              97
                                                                           II         November 1994         95,000             100
                                                                          III         November 1995         85,000              96
                                                                           IV         November 1996        118,000              99
                                                                                                           -------             ---
                                                                                                           533,000              98

Prime Outlets at Huntley - Huntley, Illinois...........................     I           August 1994        192,000              93
                                                                           II         November 1995         90,000              76
                                                                                                           -------             ---
                                                                                                           282,000              88

Prime Outlets at Florida City - Florida City, Florida..................     I        September 1994        208,000              83

Prime Outlets at Pismo Beach (2) - Pismo Beach, California.............     I         November 1994        148,000              94

Prime Outlets at Tracy  (2) - Tracy, California........................     I         November 1994        153,000              92

Prime Outlets at Vero Beach (2) - Vero Beach, Florida..................     I         November 1994        210,000              95
                                                                           II           August 1995        116,000              94
                                                                                                           -------             ---
                                                                                                           326,000              94

Prime Outlets at Waterloo (2) - Waterloo, New York.....................     I            March 1995        208,000              99
                                                                           II        September 1996        115,000              95
                                                                          III            April 1997         68,000              94
                                                                                                           -------             ---
                                                                                                           391,000              97

Prime Outlets at Odessa - Odessa, Missouri.............................     I             July 1995        191,000              90
                                                                           II         November 1996        105,000              58
                                                                                                           -------             ---
                                                                                                           296,000              79

Prime Outlets at Darien (8) - Darien, Georgia..........................     I             July 1995        238,000              88
                                                                          IIA         November 1995         49,000              99
                                                                          IIB             July 1996         20,000             100
                                                                                                           -------             ---
                                                                                                           307,000              90

Prime Outlets at New River (7) - Phoenix, Arizona......................     I        September 1995        217,000              97
                                                                           II        September 1996        109,000              90
                                                                                                           -------             ---
                                                                                                           326,000              94

Prime Outlets at Gulfport (9) - Gulfport, Mississippi..................     I         November 1995        228,000              91
                                                                          IIA         November 1996         40,000              78
                                                                          IIB         November 1997         38,000              64
                                                                                                           -------             ---
                                                                                                           306,000              86

Prime Outlets at Lodi - Burbank, Ohio..................................     I         November 1996        205,000              98
                                                                          IIA              May 1998         33,000              92
                                                                          IIB         November 1998         75,000              83
                                                                                                           -------             ---
                                                                                                           313,000              94

Prime Outlets at Gaffney - Gaffney, South Carolina.....................     I         November 1996        235,000              92
                                                                           II             July 1998         70,000              92
                                                                                                           -------             ---
                                                                                                           305,000              92

Prime Outlets at Lee (2) - Lee, Massachusetts..........................     I             June 1997        224,000             100

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................     I            April 1998        208,000              95
                                                                          IIA            March 1999         21,000              79
                                                                                                           -------             ---
                                                                                                           229,000              93

Prime Outlets at Hagerstown (10) - Hagerstown, Maryland................     I           August 1998        218,000             100
                                                                           II         November 1998        103,000             100
                                                                                                           -------             ---
                                                                                                           321,000             100
                                                                                                           -------             ---

Total Outlet Centers (11)                                                                               14,699,000              93%
                                                                                                        ==========             ===
====================================================================================================================================


Notes:
(1) Percentage reflects fully executed leases as of December 31, 1999 as a percent of square feet of GLA.
(2) The Company acquired this outlet center on June 15, 1998 as a result of its merger with Horizon Group, Inc.
(3) The Company acquired this outlet center on June 15, 1998 as a result of its merger with Horizon Group, Inc. On November 19, 1999, the Company sold this outlet center to a joint venture partnership with an unrelated party in which the Company owns a 30.0% interest.
(4) The Company acquired this outlet center on June 15, 1998 as a result of its merger with Horizon Group, Inc. On February 23, 2000, the Company sold this outlet center to a joint venture partnership with an unrelated party in which the Company owns a 30.0% interest.
(5) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space which was 98% leased as of December 31, 1999.
(6) On September 1, 1999, the Company acquired 50% of Phase I and 51% of Phases II and III of this outlet center which it owns in joint venture partnerships with unrelated parties.
(7) The Company owns 50% of this outlet center in a joint venture partnership with an unrelated third party.
(8) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(9) The real property on which this outlet center is located is subject to a long-term ground lease.
(10) The Company expects to close on the sale of this outlet center on or about May 15, 2000 to a joint venture partnership with an unrelated party in which the Company owns a 30.0% interest.
(11) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 84% leased as of December 31, 1999.

Lease Terms

     In general, the leases relating to the Company's outlet centers have a term of three to five years. Most leases provide for the payment of percentage rents for annual sales in excess of certain thresholds. In addition, the typical lease agreement provides for the recovery of all of a merchant's proportionate share of actual common area maintenance ("CAM"), refuse removal, insurance, and real estate taxes as well as a collection for advertising and promotion and an administrative fee. CAM includes such items as common area utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses.

     The following table sets forth, as of December 31, 1999, tenant lease expirations for the next 10 years at the Company's outlet centers (assuming that none of the tenants exercise any renewal option and including leases at outlet centers owned through joint venture partnerships):

------------------------------------------------------------------------------------------------------------------------------------
                       Lease Expirations - Outlet Centers

                                                                                    % of Total                       Annualized
                        Number of                    Approximate                    Annualized                      Minimum Rent
                         Leases                          GLA                     Minimum Rent of                    Represented by
 Year                    Expiring                     (Sq. Ft.)                  Expiring Leases                   Expiring Leases
------                -------------                ----------------           --------------------                 ---------------
 2000                      665                        2,270,809                       $33,256,178                          17.41%
 2001                      654                        2,393,027                        36,672,692                          19.20
 2002                      605                        2,225,248                        36,033,566                          18.86
 2003                      557                        2,350,330                        36,200,598                          18.95
 2004                      359                        1,449,052                        23,785,980                          12.45
 2005                      136                          782,286                        11,757,734                           6.16
 2006                       62                          433,394                         5,828,693                           3.05
 2007                       29                          171,763                         2,261,173                           1.18
 2008                       33                          204,171                         3,221,453                           1.69
 2009                       -                                 -                                -                              -


====================================================================================================================================

Tenants

     In management's view, tenant mix is an important factor in determining an outlet center's success. Virtually all aspects of the Company's outlet centers, ranging from site selection to architectural design, are planned to attract and retain a diverse mix of nationally and internationally recognized manufacturers of upscale designer and brand-name products. Crucial to the development of a new outlet center is having lead tenants committed to the outlet center early in the process. In management's view, lead tenants are manufacturers that during the development of an outlet center attract other high-quality manufacturers to the outlet center and provide for a well-balanced and diversified mix of tenants that will attract consumers to the outlet center. Lead tenants are placed in strategic locations designed to draw customers into the outlet center and to encourage them to shop at more than one store. The Company continually examines the placement of tenants within each center and, in collaboration with its tenants, adjusts the size and location of their space within the center in an effort to improve sales per square foot.

     During the year ended December 31, 1999, no group of tenants under common control accounted for more than 5.09% of the gross revenues of the Company or occupied more than 5.12% of the total GLA of the Company.

     The following list includes some of the lead tenants in the Company's outlet centers based on leases executed as of December 31, 1999:

------------------------------------------------------------------------------------------------------------------------------------


                                                                                          NUMBER OF                     % OF LEASED
                                                                                            STORES                          GLA
    TENANT                                                                                --------                      ----------
    ------
PHILLIPS-VAN HEUSEN
     BASS ......................................................................              49                            2.62%
     VAN HEUSEN ................................................................              49                            1.57
     GEOFFREY BEENE ............................................................              32                            1.02
     IZOD ......................................................................              28                            0.46
     GANT ......................................................................               1                            0.02
                                                                                             ---                            ----
        SUBTOTAL PHILLIPS-VAN HEUSEN............................................             159                            5.69

DRESS BARN, INC.
     WESTPORT, LTD./WESTPORT WOMAN/DRESS BARN...................................              48                            2.53
     SBX........................................................................               2                            0.07
                                                                                             ---                            ----
        SUBTOTAL DRESS BARN, INC................................................              50                            2.60

NIKE............................................................................              28                            2.57
LEVI'S/DOCKERS..................................................................              40                            2.52
LIZ CLAIBORNE/ELISABETH.........................................................              43                            2.52
GAP/OLD NAVY....................................................................              31                            2.23

CASUAL CORNER GROUP, INC.
     CASUAL CORNER OUTLET.......................................................              35                            1.48
     PETITE SOPHISTICATE .......................................................              20                            0.38
     CASUAL CORNER WOMAN........................................................              14                            0.33
                                                                                             ---                            ----
        SUBTOTAL CASUAL CORNER GROUP, INC. .....................................              69                            2.19

MIKASA..........................................................................              37                            2.18

BROWN GROUP RETAIL, INC.
     FACTORY BRAND SHOES........................................................              34                            1.33
     NATURALIZER................................................................              27                            0.53
     FAMOUS FOOTWEAR...........................................................                6                            0.26
                                                                                             ---                            ----
        SUBTOTAL BROWN GROUP....................................................              67                            2.12

REEBOK/ROCKPORT.................................................................              30                            1.95

SARA LEE
    L'EGGS/HANES/BALI/PLAYTEX...................................................              42                            1.42
    COACH.......................................................................              17                            0.37
    CHAMPION....................................................................               1                            0.02
    SOCKS GALORE................................................................              13                            0.13
                                                                                             ---                            ----
        SUBTOTAL SARA LEE.......................................................              73                            1.94

VANITY FAIR/LEE/WRANGLER/BARBIZON...............................................              10                            1.83



                                                                                          NUMBER OF                     % OF LEASED
      TENANT                                                                               STORES                            GLA
      ------                                                                             ----------                      ----------
BUGLE BOY.......................................................................              41                            1.68%
SPIEGEL.........................................................................               8                            1.68
JONES NEW YORK..................................................................              61                            1.63
POLO/RALPH LAUREN...............................................................              29                            1.57
NINE WEST.......................................................................              73                            1.56
CORNING-REVERE..................................................................              40                            1.46
OSHKOSH B'GOSH/GENUINE KIDS.....................................................              37                            1.43
SPRINGMAID-WAMSUTTA.............................................................              23                            1.26
CARTERS.........................................................................              33                            1.22
EDDIE BAUER.....................................................................              19                            1.14
K*B TOY.........................................................................              31                            1.13
OFF 5TH-SAKS FIFTH AVENUE.......................................................               7                            1.08
FAMOUS BRANDS HOUSEWARES........................................................              37                            1.03
SAMSONITE/AMERICAN TOURISTER....................................................              44                            1.02
FOREMAN ENTERPRISES, INC.
     AMERICAN OUTPOST...........................................................              27                            0.83
     FARAH/SAVANE/FARGO.........................................................               6                            0.11
                                                                                             ---                            ----
        SUBTOTAL FOREMAN ENTERPRISES, INC.......................................              33                            0.94

RUE 21..........................................................................              33                            0.90
BIG DOG SPORTSWEAR..............................................................              40                            0.89
TOMMY HILFIGER/WOMAN/JEANS......................................................              28                            0.88
PAPER FACTORY/GREETINS 'N MORE..................................................              35                            0.88
KITCHEN COLLECTION..............................................................              35                            0.87
JOCKEY..........................................................................              31                            0.85
WELCOME HOME....................................................................              40                            0.85
J. CREW.........................................................................              16                            0.83
BROOKS BROTHERS.................................................................              20                            0.83
ANN TAYLOR......................................................................              13                            0.78
NAUTICA.........................................................................              24                            0.68
BOSE............................................................................              16                            0.48
DONNA KARAN.....................................................................              11                            0.36
SONY............................................................................               7                            0.31
                                                                                           -----                           -----
TOTAL...........................................................................           1,502                           60.56%
                                                                                           =====                           =====


====================================================================================================================================

     During the year ended December 31, 1999, total bad debt expense was approximately $0.8 million or 0.25% of total revenues.

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

     The New York Stock Exchange ("NYSE") has notified the Company that it is reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters.

           ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

 ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The  Company's  Common  Stock  trades on the NYSE under the trading  symbol
"PRT".

     The following table sets forth the quarterly high, low and end of period closing sales prices per share of the Company's Common Stock as reported on the NYSE as well as the cash distributions paid during the periods indicated:

      Market Price of Common Stock and Cash Dividends Paid Per Common Share
----------------------------------------------------------------------------------------------------------------------------------
                                                1999                                                   1998
                           -------------------------------------------------    ----------------------------------------------------
                             Fourth        Third       Second        First       Fourth          Third        Second          First
                            Quarter      Quarter      Quarter      Quarter      Quarter        Quarter       Quarter        Quarter
                           -------------------------------------------------    ----------------------------------------------------
Market price per
 common share:
   High..................     $7.94        $8.94        $9.94       $10.19       $11.13         $12.81        $15.19         $15.56
   Low...................      5.13         6.44         7.94         7.38         7.50           9.06         11.81          13.75
   End of period close...      5.63         7.38         8.69         8.75         9.81           9.81         11.94          14.94

Cash dividends paid per
   common share..........    $0.295       $0.295       $0.295       $0.295       $0.295         $0.295        $0.795 (1)     $0.295

====================================================================================================================================

Note:
(1) Includes a special cash distribution of $0.50 per common share relating to the Company's merger with Horizon completed in June 1998 (see Note 3 - "Business Combination" of the Notes to Consolidated Financial Statements).

     The Company's current policy regarding the payment of common stock distributions is to only make distributions to the extent necessary to maintain its status as a real estate investment trust for federal income tax purposes. Based on its current federal tax income tax projections, the Company does not expect to pay any distributions on its common stock or common units of limited partnership interest in Prime Retail, L.P. during 2000. With respect to distributions on the Company's 10.5% Series A Senior Cumulative Preferred Stock and 8.5% Series B Cumulative Convertible Preferred Stock, the Board of Directors considered and did not declare a quarterly distribution on such preferred stock due February 15, 2000. The Company's Board of Directors will continue to evaluate the payment of such preferred stock distributions on a quarterly basis.

     The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant (see Note 6 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements. In addition, the Company may make no distribution to its common shareholders unless it is current with respect to distributions to its preferred shareholders.

     The approximate number of holders of record of the Common Stock was 949 including participants in security position listings as of March 28, 2000.

                        ITEM 6 - SELECTED FINANCIAL DATA
                (Amounts in thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------------
                                                                   Years ended December 31
                                          ----------------------------------------------------------------------------
                                                   1999           1998           1997          1996           1995
----------------------------------------------------------------------------------------------------------------------
Revenues
Base rents...............................     $ 193,979     $  148,376      $  78,046      $  54,710      $  46,368
Percentage rents.........................         8,085          6,384          3,277          1,987          1,520
Tenant reimbursements....................        90,063         67,152         37,519         25,254         22,283
Interest and other.......................        13,829          9,897         10,288          7,089          7,227
                                                -------        -------        --------        ------         ------
           Total revenues................       305,956        231,809        129,130         89,040         77,398

Expenses
Property operating.......................        70,862         52,684         29,492         20,421         17,389
Real estate taxes........................        22,405         16,705          9,417          5,288          4,977
Depreciation and amortization............        73,640         52,727         26,715         19,256         15,438
Corporate general and administrative.....        12,687          7,980          5,603          4,018          3,878
Interest.................................        93,934         60,704         36,122         24,485         20,821
Provision for abandoned projects.........        16,039              -              -              -              -
Provision for asset impairment...........        15,842              -              -              -              -
Loss on Designer Connection..............         6,561          1,067              -              -              -
Other charges............................         6,918          4,495          3,234          8,586          2,089
                                                -------        -------        -------         ------        -------
           Total expenses................       318,888        196,362        110,583         82,054         64,592
                                                -------        -------        -------         ------        -------
Income (loss) before loss on sale of real
   estate, minority interests and
   extraordinary loss....................       (12,932)        35,447         18,547          6,986         12,806
Loss on sale of real estate..............       (15,153)       (15,461)             -              -              -
                                                -------        -------        -------         ------        -------
Income (loss) before minority interests
   and extraordinary loss................       (28,085)        19,986         18,547          6,986         12,806
(Income) loss allocated to minority
   interests.............................        (3,226)        (2,456)       (10,581)         2,092          5,364
                                                -------         ------         -------        ------        -------
Income (loss) before extraordinary loss..       (31,311)        17,530          7,966          9,078         18,170
Extraordinary loss.......................        (3,518)             -         (2,061)        (1,017)             -
                                               --------      ---------       ---------      ---------       --------
Net income (loss)........................       (34,829)        17,530          5,905          8,061         18,170
Income allocated to preferred shareholders       (9,962)       (24,604)       (12,726)       (14,236)       (20,944)
                                               --------      ---------       ---------      ---------       --------
Net loss applicable to common shares.....    $  (44,791)    $   (7,074)    $   (6,821)    $   (6,175)     $  (2,774)
                                               ========      =========       =========      =========       ========
Net loss per common share - basic........    $    (1.04)     $   (0.20)     $   (0.36)    $    (0.75)     $   (0.96)
                                               ========      =========       =========      =========      =========
Net loss per common share - diluted......    $    (1.30)     $   (0.20)     $   (0.36)    $    (0.75)     $   (0.96)
                                               ========      =========       =========      =========      =========
Other Data
Funds from operations (1)................    $   68,321     $   90,020     $   46,718     $   27,637      $  27,996
Net cash provided by operating activities    $  102,221     $   61,335     $   49,856     $   45,191      $  36,399
Net cash used in investing activities....    $  (56,666)    $ (145,596)    $ (229,956)    $ (232,290)     $ (81,978)
Net cash provided by (used in) financing
   activities............................    $  (43,977)    $   83,653     $  182,549     $  176,096      $  57,547
Distributions declared per common share..    $     0.89     $     1.68(2)  $     1.18     $     1.33(3)   $    1.18
Reported merchant sales..................    $3,286,917     $3,169,268     $1,434,163     $1,044,348      $ 809,623
Total outlet GLA at end of period (4)....        14,699         14,348          7,217          5,780          4,331
Number of outlet centers at end of
period(4)................................            51             50             28             21             17


                                                                         December 31
                                          ----------------------------------------------------------------------------
                                                 1999           1998           1997           1996             1995
----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Rental property (before accumulated
   depreciation).........................    $1,826,551   $2,015,722       $904,782       $640,759         $454,480
Net investment in rental property........     1,642,597    1,887,975        822,749        583,085          414,290
Total assets.............................     1,856,058    1,976,464        904,183        666,803          462,405
Bonds and notes payable..................     1,260,670    1,217,507        515,265        499,523          305,954
Total liabilities and minority interests.     1,359,371    1,332,730        559,655        527,594          340,921
Shareholders' equity.....................       496,687      643,734        344,528        139,209          121,484

======================================================================================================================

Notes:
(1) Management believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, Funds from Operations ("FFO") should be considered in conjunction with net income
     (loss) as presented in the financial statements included in this Annual Report on Form 10-K. Management believes that FFO is an important and widely accepted measure of the operating performance of REITs which provides a relevant basis for comparison to other REITS. Therefore, FFO is presented to assist investors in analyzing the performance of the Company. FFO represents net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains or losses from debt restructuring, sales of property and discontinued operations, plus depreciation and amortization and after adjustments for unconsolidated investment partnerships and joint ventures. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") issued a clarification of its definition of FFO. Although the Company has adopted the NAREIT definition of FFO, the Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. FFO should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flow as a measure of liquidity or the ability to service debt or to pay dividends. A reconciliation of income (loss) before allocations to minority interests and preferred shareholders to FFO is as follows:

                                                                                          Years ended December 31
                                                               ---------------------------------------------------------------------
                                                                   1999          1998           1997            1996          1995
  ----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before minority interests and
    Extraordinary loss (i), (ii).......................        $(28,085)       $19,986       $18,547         $ 6,986       $12,806
  FFO adjustments:
  Loss on sale of real estate..........................          15,153         15,461             -               -             -
  Discontinued operations - Designer Connection........           6,561          1,067             -               -             -
  Real estate depreciation and amortization............          73,053         52,295        26,413          18,703        14,884
  Unconsolidated joint venture.........................
     adjustments(ii)...................................           1,639          1,211         1,758           1,948           306
  FFO before allocations to minority interests and             --------        -------       -------         -------       -------
     preferred shareholders............................        $ 68,321        $90,020       $46,718         $27,637       $27,996
                                                               ========        =======       =======         =======       =======

  ==================================================================================================================================

     Notes:
    (i) Includes a nonrecurring charge of $6,131 related to the prepayment of long-term debt recorded during 1996.
    (ii)Amounts include net preferential partner distributions from a joint venture partnership of $400 and $162 for the years ended December 31, 1996 and 1995, respectively.

(2) Includes a special cash distribution of $0.50 per common share relating to the Company's merger with Horizon completed in June 1998 (see Note 3 - "Business Combination" of the Notes to Consolidated Financial Statements).
(3) Includes a special cash distribution of $0.145 per common share relating to the Company's exchange offer completed in June 1996.
(4) Includes outlet centers operated under joint venture partnerships with unrelated third parties as follows:

                                                                                           December 31
                                                            ------------------------------------------------------------------------
                                                                   1999          1998           1997            1996          1995
------------------------------------------------------------------------------------------------------------------------------------


Aggregate GLA........................................             1,490           595            595             800           901
Number of outlet centers.............................                 4             3              3               4             4

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

Cautionary Statements

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the risk that the Company may be unable to obtain waivers or amendments to the provisions of its credit agreement sthat are presently in default or to refinance the indebtedness outstanding under such agreements in the event they are accelerated; the effects of future events on the Company's financial performance; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's planned asset sales; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties; risks associated with litigation; and risks associated with newly arising competition from web-based retailers, given the newness of web-based retailing, it is difficult to quantify at this time.

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

Portfolio Growth

     The Company grew to its present size, a process that had been largely completed by the end of 1999, by developing and acquiring outlet centers and expanding its existing outlet centers. The Company's outlet portfolio consisted of 51 outlet centers totaling 14,699,000 square feet of gross leasable area ("GLA") at December 31, 1999, compared to 50 outlet centers totaling 14,348,000 square feet of GLA at December 31, 1998 and 28 outlet centers totaling 7,217,000 square feet of GLA at December 31, 1997. The significant increase in the number of the Company's outlet centes and GLA are collectively referred to as the "Portfolio Expansion and the Horizon Merger."

     During 1999, the Company (i) opened two expansions to existing outlet centers totaling 85,000 square feet of GLA and (ii) acquired from Horizon Group Properties, Inc. ("HGP") ownership interests in the Bellport Outlet Center which consists of 292,000 square feet of GLA. During 1998, the Company opened two outlet centers and nine expansions to existing outlet centers totaling 931,000 square feet of GLA in the aggregate. In connection with the Merger Transactions, the Company (i) acquired and integrated 22 of Horizon's outlet centers into its existing portfolio adding 6,626,000 square feet of GLA in the aggregate and (ii) sold two outlet centers to HGP totaling 426,000 square feet of GLA.

Results of Operations

Table 1-Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                    1999            1998             1997
------------------------------------------------------------------------------------------------------------------------------------
 Revenues

 Base rents.....................................................................        $193,979       $ 148,376         $ 78,046
 Percentage rents...............................................................           8,085           6,384            3,277
 Tenant reimbursements..........................................................          90,063          67,152           37,519
 Interest and other.............................................................          13,829           9,897           10,288
                                                                                         -------         -------          -------
   Total revenues...............................................................         305,956         231,809          129,130

 Expenses

 Property operating.............................................................          70,862          52,684           29,492
 Real estate taxes..............................................................          22,405          16,705            9,417
 Depreciation and amortization..................................................          73,640          52,727           26,715
 Corporate general and administrative...........................................          12,687           7,980            5,603
 Interest.......................................................................          93,934          60,704           36,122
 Provision for abandoned projects...............................................          16,039               -                -
 Provision for asset impairment.................................................          15,842               -                -
 Loss on Designer Connection....................................................           6,561           1,067                -
 Other charges..................................................................           6,918           4,495            3,234
                                                                                         -------         -------          -------
    Total expenses..............................................................         318,888         196,362          110,583
                                                                                         -------         -------          -------
 Income (loss) before loss on sale of real estate, minority interests and
   extraordinary loss...........................................................         (12,932)         35,447           18,547
 Loss on sale of real estate....................................................         (15,153)        (15,461)               -
                                                                                         -------         -------          -------
 Income (loss) before minority interests and extraordinary loss.................         (28,085)         19,986           18,547
 Income allocated to minority interests.........................................          (3,226)         (2,456)         (10,581)
                                                                                         -------         -------          -------
 Income (loss) before extraordinary loss........................................         (31,311)         17,530            7,966
 Extraordinary loss on early extinguishment of debt,
   net of minority interests in the amount of $887 in 1999 and $0 in 1997.......          (3,518)              -           (2,061)
                                                                                        --------        --------         --------
 Net income (loss)..............................................................         (34,829)         17,530            5,905
 Income allocated to preferred shareholders.....................................          (9,962)        (24,604)         (12,726)
                                                                                        --------        --------         --------
 Net loss applicable to common shares...........................................        $(44,791)       $ (7,074)        $ (6,821)
                                                                                        ========        ========         ========
 Earnings per common share - basic:
    Loss before extraordinary loss..............................................        $  (0.96)       $  (0.20)        $  (0.25)
    Extraordinary loss..........................................................           (0.08)              -            (0.11)
                                                                                        --------        --------         --------
    Net loss....................................................................        $  (1.04)       $  (0.20)        $  (0.36)
                                                                                        ========        ========         ========

 Earnings per common share - diluted
    Loss before extraordinary loss..............................................        $  (1.22)       $  (0.20)        $  (0.25)
    Extraordinary loss..........................................................           (0.08)              -            (0.11)
                                                                                        ========        ========         ========
    Net loss....................................................................        $  (1.30)       $  (0.20)        $  (0.36)
                                                                                        ========        ========         ========
 Weighted average common shares outstanding
     Basic......................................................................          43,196          35,612           19,189
                                                                                        ========        ========         ========
     Diluted....................................................................          44,260          35,612           19,189
                                                                                        ========        ========         ========

====================================================================================================================================

Table 2-Statements of Operations on a Weighted Average per Square Foot Basis

     A summary of the operating results for the years ended December 31, 1999, 1998 and 1997 is presented in the following table, expressed in amounts calculated on a weighted average occupied GLA basis.

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                      1999           1998            1997
------------------------------------------------------------------------------------------------------------------------------------

GLA at end of period (1)........................................................           13,787         14,457            7,326
Weighted average occupied GLA (1)...............................................           13,599         10,390            5,735
Executed leases at end of period (GLA) (1)......................................           13,643         13,894            6,854
Outlet centers in operation at end of period (2)................................               51             50               28
New Outlet centers opened and acquired (2)......................................                1             24                7
Outlet centers expanded (2).....................................................                2              9                4
Community centers in operation at end of period.................................                3              3                3
States operated in at end of period.............................................               26             26               20

Portfolio weighted average per square foot (3):

Revenues
Base rents......................................................................           $14.26         $14.28           $13.61
Percentage rents................................................................             0.59           0.61             0.57
Tenant reimbursements...........................................................             6.62           6.46             6.54
Interest and other..............................................................             1.02           1.06             1.79
                                                                                           ------         ------           ------
   Total revenues...............................................................            22.49          22.41            22.51

Expenses (4)
Property operating..............................................................             5.21           5.07             5.14
Real estate taxes...............................................................             1.65           1.61             1.64
Depreciation and amortization...................................................             5.42           5.10             4.66
Corporate general and administrative............................................             0.93           0.77             0.98
Interest........................................................................             6.91           5.84             6.30
Other charges...................................................................             0.51           0.63             0.56
                                                                                           ------         ------           ------
   Total expenses...............................................................            20.63          19.02            19.28
                                                                                           ------         ------           ------
Income before loss on sale of real estate, minority interests
   and extraordinary loss.......................................................           $ 1.86         $ 3.39           $ 3.23
                                                                                           ======         ======           ======
Revenues
Base rents......................................................................           $14.51         $14.66           $14.19
Percentage rents................................................................             0.62           0.68             0.63
Tenant reimbursements...........................................................             6.76           6.67             6.96
Interest and other..............................................................             0.85           0.85             1.57
                                                                                           ------         ------           ------
   Total revenues...............................................................            22.74          22.86            23.35

Expenses (4)
Property operating..............................................................             5.31           5.17             5.40
Real estate taxes...............................................................             1.65           1.62             1.67
Depreciation and amortization...................................................             5.53           5.09             4.67
Interest........................................................................             6.42           5.95             6.31
Other charges...................................................................             0.26           0.33             0.43
                                                                                           ------         ------           ------
   Total expenses...............................................................            19.17          18.16            18.48
                                                                                           ------         ------           ------
Income before corporate general and administrative expenses,
   loss on sale of real estate, minority interests and extraordinary loss.......           $ 3.57         $ 4.70           $ 4.87
                                                                                           ======         ======           ======



===================================================================================================================================

Notes:
(1)  Includes total GLA in which the Company receives  substantially  all of the economic benefit.
(2) Includes outlet centers operated under unconsolidated joint venture partnerships with unrelated third parties.
(3) Based on occupied GLA weighted by months of operation. The occupied GLA on a weighted average basis from the 22 properties the Company acquired from Horizon have been included in the weighted average GLA commencing on June 15, 1998.
(4) Excludes a (i) provision for abandoned projects of $16,039, (ii) a provision for asset impairment of $15,842, and (iii) a loss on Designer Connection outlet stores of $6,561 recorded during 1999.

     Comparison of the year ended December 31, 1999 to the year ended December 31, 1998

     For the year ended December 31, 1999, the Company reported net loss of $34,829. The 1999 results include (i) a fourth quarter loss on the sale of real estate of $15,153, (ii) a provision for abandoned projects of $16,039, (iii) a provision for asset impairment of $15,842, (iv) a loss on Designer Connection outlet stores of $6,561, and (v) an extraordinary loss of $3,518 related to the pre-payment of certain long-term debt. For the year ended December 31, 1999, the net loss applicable to common shareholders was $44,791, or $1.04 and $1.30 per common share on a basic and diluted basis, respectively. For the year ended December 31, 1998, the Company reported net income of $17,530. The 1998 results include (i) a second quarter loss on the sale of real estate of $15,461 in connection with the Merger Transactions and (ii) a loss on Designer Connection outlet stores of $1,067. For the year ended December 31, 1998, the net loss applicable to common shareholders was $7,074, or $0.20 per common share on a basic and diluted basis.

     Total revenues were $305,956 for the year ended December 31, 1999, compared to $231,809 for the year ended December 31, 1998, an increase of $74,147, or 32.0%. Base rents increased $45,603, or 30.7%, in 1999 compared to 1998. These increases are primarily due to the Portfolio Expansion and the Horizon Merger. Straight-line rents (included in base rents) were $1,181 and $1,229 for the years ended December 31, 1999 and 1998, respectively. The average base rent per square foot for new outlet leases negotiated and executed by the Company was $17.67 and $16.12 for the years ended December 31, 1999 and 1998, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $1,701, or 26.6%, during the year ended December 31, 1999 compared to the same period in 1998. This increase was attributable to higher reported merchant sales in 1999 as well as the Portfolio Expansion and the Horizon Merger.

     As summarized in TABLE 3, merchant sales reported to the Company increased by $117.6 million, or 3.7%, to $3,286.9 million from $3,169.3 million for the years ended December 31, 1999 and 1998, respectively. The increase in total reported merchant sales is primarily due to the Portfolio Expansion and the Horizon Merger. The weighted average reported merchant sales per square foot increased by 0.8% to $256.50 per square foot in 1999 from $254.56 per square foot in 1998. Total merchant occupancy cost per square foot increased slightly from $21.30 in 1998 to $21.90 in 1999 and increased as a percentage of reported sales from 8.37% to 8.54%, respectively.

Table 3-Summary of Reported Merchant Sales(1)

     A summary of reported outlet merchant sales and related data for 1999, 1998 and 1997 follows:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                             1999        1998        1997
------------------------------------------------------------------------------------------------------------------------------------
Total reported merchant sales (in millions)(1).................................                  $3,286.9    $3,169.3     $1,434.2
                                                                                                 ========    ========     ========
Weighted average reported merchant sales per square foot(2):
    All store sales.............................................................                 $ 256.50    $ 254.56     $ 236.20
                                                                                                 ========    ========     ========
    Same-space sales............................................................                 $ 252.65    $ 248.44
                                                                                                 ========    ========
Total merchant occupancy cost per square foot(3)................................                 $  21.90    $  21.30     $  21.36
                                                                                                 ========    ========     ========
Cost of merchant occupancy to reported sales(4).................................                     8.54%       8.37%        9.04%
                                                                                                 ========    ========     ========
Cost of merchant occupancy (excluding marketing contributions) to
  reported sales(5).............................................................                     7.84%       7.65%        8.39%
                                                                                                 ========    ========     ========
====================================================================================================================================

Notes:
(1) Total reported merchant sales summarizes gross sales generated by merchants and includes changes in merchant mix and the effect of new space created from the acquisition and opening of new and expanded outlet centers. Several of the Company's outlet centers were constructed, expanded or acquired during the time periods contained in TABLE 3 and therefore, reported sales for such new openings, expansions and acquisitions were reported only for the partial period and were not annualized. TABLE 3 should be read in conjunction with the information summarized under the caption "Properties--Portfolio of Properties".
(2) Weighted average reported sales per square foot is based on reported sales divided by the weighted average square footage occupied by the merchants reporting those sales. Same-space sales is defined as the weighted average reported merchant sales per square foot for space open since the beginning of the prior year.
(3) Total merchant occupancy cost per square foot includes base rents, percentage rents and tenant reimbursements which includes tenant marketing contributions.
(4) Computed as follows: total merchant occupancy cost per square foot divided by total weighted average reported merchant sales per square foot.
(5) Computed as follows: total merchant occupancy cost per square foot (excluding marketing contributions paid by merchants) divided by total weighted average reported merchant sales per square foot.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $22,911, or 34.1%, in 1999 over 1998. This increase is primarily due to the Portfolio Expansion and the Horizon Merger.

     As shown in TABLE 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 96.6% in 1999 compared to 96.8% in 1998. These levels reflect the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses. TABLE 4 sets forth recoveries from merchants as a percentage of total recoverable expenses for 1999, 1998, and 1997:

Table 4-Tenant Recoveries as a Percentage of Total Recoverable Expenses

--------------------------------------------------------------------------------
                                                         Percentage of Expenses
Year                                                   Recovered from Tenants(1)
--------------------------------------------------------------------------------

1999..................................................................96.6%
1998..................................................................96.8%
1997..................................................................96.4%

================================================================================
Note:
(1) Total recoverable expenses include property operating expenses and real estate taxes.

     Interest and other income increased by $3,932, or 39.7%, to $13,829 during the year ended December 31, 1999 as compared to $9,897 for the year ended December 31, 1998. The increase reflects higher (i) temporary tenant income of $1,677, (ii) lease termination income of $717, (iii) municipal assistance income of $506, (iv) parking garage income of $360, (v) property management fees of $270, (vi) gift certificate program income of $241, and (vii) other ancillary income of $161.

     Property operating expense increased by $18,178, or 34.5%, to $70,862 in 1999 compared to $52,684 in 1998. Real estate taxes expense increased by $5,700, or 34.1%, to $22,405 in 1999 from $16,705 in 1998. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio
Expansion and the Horizon Merger. As show in TABLE 5, depreciation and amortization expense increased by $20,913, or 39.7%, to $73,640 in 1999, compared to $52,727 in 1998. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

Table 5-Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense for 1999, 1998 and 1997 are summarized as follows:

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                         1999          1998          1997
 -----------------------------------------------------------------------------------------------------------------------------------

 Building and improvements......................................................               $40,184       $30,299       $13,987
 Land improvements..............................................................                 5,779         3,609         2,838
 Tenant improvements............................................................                25,374        16,616         7,372
 Furniture and fixtures.........................................................                 1,540         1,084           858
 Leasing commissions(1).........................................................                   763         1,119         1,660
                                                                                              ------        ------        ------

       Total....................................................................               $73,640       $52,727       $26,715
                                                                                               =======       =======       =======

====================================================================================================================================

Note:
(1) In accordance with generally accepted accounting principles ("GAAP"), leasing commissions are classified as intangible assets. Therefore, the amortization of leasing commissions is reported as a component of depreciation and amortization expense.

     As shown in TABLE 6, interest expense increased by $33,230, or 54.7%, to $93,934 in 1999 compared to $60,704 in 1998. This increase reflects (i) higher interest incurred of $30,571, (ii) a decrease in the amount of interest capitalized in connection with development projects of $1,147 and (iii) an increase in amortization of deferred financing costs of $2,587. Partially offsetting these items was a decrease in amortization of interest rate protection contracts of $1,075. Additionally, interest incurred reflects amortization of debt premiums of $4,406 and $2,153 for the yers ended December 31, 1999 and 1998, respectively.

     The increase in interest incurred is primarily attributable to an increase of $387,408 in the Company's average debt outstanding during 1999 compared to 1998 and (ii) higher interest rates on variable-rate indebtedness due to increased market rates.

Table 6-Components of Interest Expense

     The components of interest expense for 1999, 1998 and 1997 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                         1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------------

Interest incurred...............................................................                $94,201       $63,630       $36,436
Interest capitalized............................................................                 (4,646)       (5,793)       (4,056)
Amortization of deferred financing costs........................................                  4,302         1,715         2,352
Amortization of interest rate protection contracts..............................                     77         1,152         1,390
                                                                                                -------       -------       -------
       Total....................................................................                $93,934       $60,704       $36,122
                                                                                                =======       =======       =======

====================================================================================================================================

     Other charges increased by $2,423 to $6,918 in 1999 compared to $4,495 for 1998. This increase reflects (i) the write-off of $3,100 of capitalized costs associated with the Company's expired option to purchase its joint venture partner's 50.0% ownership interest in Prime Outlets at New River, and (ii) an increase in other miscellaneous charges of $389. Partially offsetting these items was (i) a decrease in the provision for uncollectible accounts receivable of $608 and (ii) lower marketing costs of $458.

     When accounting for the fourth quarter of 1999, the Company determined that certain events and circumstances had occurred during 1999 including, limited leasing success and revised occupancy estimates, which indicated two of the Company's outlet centers (Prime Outlets at Jeffersonville II and Prime Outlets at Oxnard) were permanently impaired. Accordingly, the results of operations for 1999 include a provision for asset impairment of $15,842 representing the write-down of the carrying values of these assets to their estimated fair value in accordance with SFAS No. 121. Additionally, when accounting for the fourth quarter of 1999, the Company recorded a provision for abandoned projects of $16,039 based on management's determination that as of December 31, 1999, the Company s pre-development efforts associated with certain projects were no longer viable.

     The operating results for the Company's Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for the fourth quarter of 1999, the Company decided to discontinue the operations of its Designer Connection outlet stores. Accordingly, the Company recorded non-recurring charges aggregating $3,659 including (i) $1,659 related to the write-off of costs associated with a web-site for Designer Connection and(ii) $2,000 of costs to cover the expected cash and non-cash costs of the closure. The cash and non-cash costs of the closure primarily consist of (i) employee termination costs, (ii) lease obligations, and (iii) the write-down of assets to their net realizable value. The Company expects that the operations of its Designer Connection outlet stores will cease by July 31, 2000.

Table 7-Capital Expenditures

The components of capital expenditures for 1999, 1998 and 1997 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                       1999           1998         1997
------------------------------------------------------------------------------------------------------------------------------------
New developments................................................................           $ 37,553     $   43,459     $  34,175
Property acquisitions, net......................................................                  -      1,013,231(1)    191,345(2)
Expansions and renovations......................................................             49,934         99,585        39,037
Re-leasing tenant allowances....................................................              2,482          2,130           561
                                                                                           --------     ----------      --------

      Total.....................................................................           $ 89,969     $1,158,405      $265,118
                                                                                           ========     ==========      ========


====================================================================================================================================

Notes:
(1) Includes the assets acquired by the Company during 1998 in connection with its merger with Horizon, net of the spin-off of HGP.
(2) Includes the assets acquired by the Company during 1997 consisting of (i) the purchase of seven outlet centers ($166,987) and (ii) the purchase of the Company's joint venture partner's partnership interest in Prime Outlet at Lodi ($24,358).

Table 8-Consolidated Quarterly Summary of Operations
------------------------------------------------------------------------------------------------------------------------------------
                                                              1999                                           1998
                                         ------------------------------------------- -----------------------------------------------
                                          Fourth       Third      Second     First       Fourth      Third     Second       First
                                          Quarter     Quarter    Quarter    Quarter     Quarter     Quarter    Quarter     Quarter

------------------------------------------------------------------------------------------------------------------------------------
Total revenues......................... $ 75,137     $76,902     $75,574    $78,343     $76,947     $72,873    $44,594      $37,395
Total expenses(1)......................  111,496      70,450      67,897     69,045      66,682      62,301     37,435       29,944
                                         -------     -------     -------    -------     -------     -------    -------      -------
Income before loss on sale of real
   estate, minority interests and
   extraordinary loss.................. (36,359)       6,452        7,677      9,298      10,265     10,572      7,159        7,451
Loss on sale of real estate............ (15,153)           -            -          -           -          -    (15,461)           -
                                        -------       ------     --------   --------    --------    -------    -------      -------
Income (loss) before minority
   interests and extraordinary loss.... (51,512)       6,452        7,677      9,298      10,265     10,572     (8,302)       7,451
(Income) loss allocated to minority
   interests...........................  (2,770)          78         (534)         -           -       (214)     3,219       (5,461)
                                        -------      -------     --------   --------    --------    -------    -------      -------
Income (loss) before extraordinary
   loss................................ (54,282)       6,530        7,143      9,298      10,265     10,358     (5,083)       1,990
Extraordinary loss on early
   extinguishment of debt..............  (1,412)           -       (2,106)         -           -          -          -            -
                                        -------      -------     --------   --------    --------    -------    -------      -------
Net income (loss)...................... (55,694)       6,530        5,037      9,298      10,265     10,358     (5,083)       1,990
(Income) loss allocated to
   preferred shareholders..............  (5,668)      (6,048)      (6,046)     7,800      (6,956)    (6,741)    (6,741)      (4,166)
                                        -------      -------     --------   --------    --------    -------    -------      -------
Net income (loss) applicable to
  common shares....................... $(61,362)     $   482     $ (1,009)   $17,098     $ 3,309    $ 3,617   $(11,824)     $(2,176)
                                       ========      =======      =======    =======     =======    =======   ========      =======
Earnings per common share - basic:
Income (loss) before
  extraordinary loss.................. $  (1.39)     $  0.01     $   0.03    $  0.40     $  0.08    $  0.09   $  (0.40)     $ (0.08)
Extraordinary loss....................    (0.03)           -        (0.05)         -           -          -          -            -
                                       --------      -------     --------    -------     -------    -------   --------      -------
   Net income (loss).................. $  (1.42)     $  0.01     $  (0.02)   $  0.40     $  0.08    $  0.09   $  (0.40)     $ (0.08)
                                       ========      =======     ========    =======     =======    =======   ========      =======
Earnings per common share - diluted:
   Income (loss) before
     extraordinary loss............... $  (1.39)     $  0.01     $   0.03    $  0.06     $  0.08    $  0.09   $  (0.40)     $ (0.08)
   Extraordinary loss.................    (0.03)           -        (0.05)         -           -          -          -            -
                                       --------      -------     --------    -------     -------    -------   --------      -------
Net income (loss)..................... $  (1.42)     $  0.01     $  (0.02)   $  0.06     $  0.08    $  0.09   $  (0.40)     $ (0.08)
                                       ========      =======     ========    =======     =======    =======   ========      =======
Weighted average common shares
   outstanding:
   Basic..............................   43,357       43,286       43,186     42,951      42,736     42,314     29,859       27,295
                                       ========      =======     ========    =======     =======    =======   ========      =======
   Diluted............................   43,357       43,286       43,186     58,376      42,736     42,314     29,859       27,295
                                       ========      =======     ========    =======     =======    =======   ========      =======
Distributions paid per common
   share(2)........................... $  0.295     $  0.295     $  0.295    $ 0.295     $ 0.295    $ 0.295   $  0.795      $ 0.295
                                       ========      =======     ========    =======     =======    =======   ========      =======


====================================================================================================================================

Notes:

(1) The fourth quarter of 1999 reflects non-recurring charges and expenses aggregating $37,981 including (i) a provision for asset impairment of $15,842, (ii) a provision for abandoned projects of $16,039, (iii) the write-off of $3,100 of capitalized costs associated with the Company's expired option to purchase its joint venture partner's 50.0% ownership interest in Prime Outlets at New River, and (iv) $3,000 of start-up and organizational expenses associated with the Company's eOutlets.com subsidiary (see Note 13 - "Special Charges" and Note 14 - "Subsequent Event" of the Notes to Consolidated Financial Statements).

(2) The second quarter of 1998 includes a special cash distribution of $0.50 per common share relating to the Company's merger with Horizon completed in June 1998 (see Note 3 - "Business Combination" of the Notes to Consolidated Financial Statements).

Comparison  of the year ended  December 31, 1998 to the year ended  December 31,
1997

     For the year ended December 31, 1998, the Company reported net income of $17,530. The 1998 results include (i) a second quarter loss on the sale of real estate of $15,461 in connection with the Merger Transactions and (ii) a loss on Designer Connection outlet stores of $1,067. For the year ended December 31, 1998, the net loss applicable to common shareholders was $7,074, or $0.20 per common share on a basic and diluted basis. For the year ended December 31, 1997, the Company reported net income of $5,905. The 1997 results include an extraordinary loss of $2,061 related to the pre-payment of certain long-term debt. For the year ended December 31, 1997, the net loss applicable to common shareholders was $6,821, or $0.36 per common share on a basic and diluted basis.

     Total revenues were $231,809 for the year ended December 31, 1998, compared to $129,130 for the year ended December 31, 1997, an increase of $102,679, or 79.5%. Base rents increased $70,330, or 90.1%, in 1998 compared to 1997. These increases are primarily due to the Portfolio Expansion and the Horizon Merger. Straight-line rents (included in base rents) were $1,229 and $643 for the years ended December 31, 1998 and 1997, respectively. The average base rent per square foot for new manufacturers' outlet leases negotiated and executed by the Company was $16.12 and $15.52 for the years ended December 31, 1998 and 1997, respectively.

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

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $29,633, or 79.0% in 1998 over 1997. These increases are primarily due to the Portfolio Expansion and the Horizon Merger.

     As shown in Table 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 96.8% in 1998 compared to 96.4% in 1997. These levels reflect the Company's continued efforts to contain operating expenses at its properties while requiring merchants to pay their pro rata share of these expenses.

     Interest and other income decreased by $391, or 3.8%, to $9,897 during the year ended December 31, 1998 as compared to $10,288 for the year ended December 31, 1997. The decrease reflects (i) lower interest income of $1,262 and (ii) other ancillary income of $561. Partially offsetting these items was higher temporary tenant income of $1,432. The reduction in interest income was primarily the result of the use of a portion of the Company's expansion loan escrow account to fund certain of its development activities during 1997 and 1998. The expansion loan escrow account is included in restricted cash in the Consolidated Balance Sheets.

     Property operating expense increased by $23,192, or 78.6%, to $52,684 in 1998 compared to $29,492 in 1997. Real estate taxes expense increased by $7,288, or 77.4%, to $16,705 in 1998 from $9,417 in 1997. The increases in property operating expenses and real estate taxes are primarily due to the Portfolio Expansions and the Horizon Merger. As shown in Table 5, depreciation and amortization expense increased by $26,012, or 97.4%, to $52,727 in 1998, compared to $26,715 in 1997. This increase results from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

     As shown in Table 6, interest expense increased by $24,582, or 68.1%, to $60,704 in 1998 compared to $36,122 in 1997. This increase reflects higher interest incurred of $27,194. Partially offsetting this item was an increase in the amount of interest capitalized in connection with development projects of $1,737, a decrease in amortization of deferred financing costs of $637, and a decrease in amortization of interest rate protection contracts of $238. Additionally, interest incurred reflects amortization of debt premiums of $2,153 for the year ended December 31, 1998.

     The increase in interest incurred is primarily attributable to an increase of $379,108 in the Company's average debt outstanding during 1998 compared to 1997.

     Other charges increased by $1,261 to $4,495 in 1998 compared to $3,234 for 1997. This increase reflects (i) a higher provision for potentially unsuccessful pre-development efforts of $508, (ii) an increase in the provision for uncollectible accounts receivable of $417, (iii) an increase in other miscellaneous charges of $215, and (iv) higher marketing costs of $121.

     In connection with the closing of its merger with Horizon on June 15, 1998, the Company sold Indiana Factory Shops and Nebraska Crossing Factory Stores (collectively, the "Prime Transferred Properties") to HGP for an aggregate consideration of $26,015 resulting in a second quarter loss on the sale of real estate of $15,461.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the year ended December 31, 1999, net cash provided by operating activities was $102,221, net cash used in investing activities was $56,666, and net cash used in financing activities was $43,977.

     The uses of cash for investing  activities  during 1999 of $89,969 included
(i) costs associated with development and construction of two expansions to existing outlet centers aggregating 85,000 square feet of GLA which opened during 1999, (ii) costs associated with development and construction of a new center (Prime Outlets of Puerto Rico) and three expansions to existing centers aggregating approximately 457,000 square feet of GLA which are expected to open during 2000, (iii) costs associated with the completion of two outlet centers and nine expansions to existing outlet centers aggregating 931,000 square feet of GLA which opened during 1998, and (iv) costs for pre-development activities related to future development opportunities. Partially offsetting these uses were $33,303 of net proceeds from the sale of Prime Outlets at Birch Run. See "Prime/Estein Joint Venture Transaction" for further information.

     The gross uses of cash from financing activities during 1999 included (i) principal repayments on notes payable of $204,432, (ii) preferred and common stock distributions of $75,536, (iii) costs associated with the Company's redemption of its outstanding shares of Series C preferred stock of $45,054,
(iv) distributions to minority interests, including limited partners of the Operating Partnership, of $12,976, and (v) deferred financing costs of $10,321. Partially offsetting these items were proceeds from new borrowings of $304,342.

     Although the Company believes that cash flow from (i) operations, (ii) new borrowings, (iii) refinancing of certain existing debt, (iv) the potential sale of a joint venture interest in certain outlet centers, and (v) the potential sale of equity or debt securities in the public or private capital markets will be sufficient to satisfy its scheduled debt service obligations and sustain its operations for the next year. There can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods. At December 31, 1999, unused commitments available for borrowings under various loan facilities were $13,546 in the aggregate.

Dividends and Distributions

     In order to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 95.0% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

     The Company's current policy with respect to common stock distributions is to only make payments to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections, it does not expect to pay any distributions on its common stock or common units of limited partnership interest in Prime Retail, L.P. during 2000. With respect to distributions on the Company's 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Cumulative Convertible Preferred Stock ("Series B Convertible Preferred Stock"), the Board of Directors considered and did not declare a quarterly distribution on such preferred stock due February 15, 2000. The Board of Directors will continue to evaluate the payment of such preferred stock distributions on a quarterly basis. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, each series voting separately as a class, have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such two directors will be elected to serve until the earlier of (i) the election and qualification of such directors' successor, or (ii) payment of the dividend arrearage.

     The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant. In addition, the Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. Annualized cumulative dividends on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock outstanding as of December 31, 1999 are $6,038 and $16,636, respectively.

Debt Repayments

     The Company's aggregate indebtedness was $1,260,670 and $1,217,507 at December 31, 1999 and 1998, respectively. At December 31, 1999, such indebtedness had a weighted average maturity of 5.19 years and bore interest at a weighted average interest rate of 7.87% per annum. At December 31, 1999, $940,484, or 74.6%, of such indebtedness bore interest at fixed rates and $320,186, or 25.4%, of such indebtedness bore interest at variable rates. The Company is obligated to repay, excluding acceleration provisions, $95,732 and $229,632 of mortgage indebtedness during 2000 and 2001, respectively. See "Debt Covenants."

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

     The merger has been accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Certain assumptions were made which management of the Company believed were reasonable. The operating results of those properties acquired have been included in the Company's consolidated results of operations commencing on the date of the merger. The operating results of the Prime Transferred Properties have been included in the Company's consolidated results of operations through the date of disposition.

Debt Transactions

     On December 8, 1999, the Company refinanced the existing mortgage indebtedness on Prime Outlets at Williamsburg (the "Williamsburg Center") with a $42,500 loan facility from a financial institution. At closing, the Company received an initial funding of $32,500 (the "Initial Funding") and a commitment, subject to various conditions, for up to $10,000 (the "Final Draw") to finance a planned expansion to the Williamsburg Center. The Initial Funding generated net cash proceeds of $9,077 after the repayment in full of $22,405 of existing mortgage indebtedness and closing costs. The Final Draw is expected to be made in a single advance subject to satisfaction of certain conditions, including the substantial completion of the expansion to the Williamsburg Center. In connection with the debt refinancing, the Company incurred an extraordinary loss of $159, net of minority interests of $40. The loan facility consists of an interim loan (the "Interim Loan") and a permanent loan (the "Permanent Loan"). The Interim Loan (i) bears interest at 30-day LIBOR plus 2.5%, (ii) requires monthly interest-only payments, (iii) is collateralized by a first mortgage on the Williamsburg Center, and (iv) matures on January 11, 2002. The Interim Loan may be converted to the Permanent Loan subject to satisfaction of certain conditions. The Permanent Loan would (i) bear interest at a fixed-rate equal to prevailing market rates, (ii) require monthly principal and interest payments pursuant to a 25-year amortization schedule, (iii) be collateralized by a first mortgage on the Williamsburg Center, and (iv) have a term of 10 years.

     On November 15, 1999, the Company closed on a $20,000 subordinated loan (the "Subordinated Loan") from an institutional lender. The Subordinated Loan
(i) bears interest at a fixed-rate of 15.0%, (ii) requires monthly interest-only payments, (iii) matures on June 30, 2000, and (iv) is secured by a pledge of a security interest in certain of the Company's ownership interests in, and the available cash flow from five outlet centers, including Prime Outlets of Puerto Rico, which is currently under construction. The Company may elect, at its option, to extend the maturity of the Subordinated Loan to December 31, 2000.

     On November 12, 1999, the Company closed on $55,000 term loan (the "$55,000 Term Loan") from a financial institution. The $55,000 Term Loan (i) bears interest at 30-day LIBOR plus 6.0%, (ii) requires monthly principal and interest payments, and (iii) matures in two years. The $55,000 Term Loan was issued by Prime Retail Capital I, L.L.C. ("PRC"), a newly-formed wholly-owned subsidiary of Prime Retail, L.P., and is secured by the excess cash flow from 15 outlet centers after the payment of senior debt service and reserves under an existing $349,797 first mortgage loan. The $55,000 Term Loan also is secured by a pledge of PRC's 49.9% limited partnership interest in partnerships that own twelve of those outlet centers and Prime Retail, L.P.'s 100% equity interest in PRC. The $55,000 Term Loan is unconditionally guaranteed by Prime Retail, L.P. and Prime Retail, Inc. The Company used the net cash proceeds from the $55,000 Term Loan to repay $40,944 of short-term indebtedness and to repay a portion of the borrowings under the Line of Credit.

     During October 1999, the Company refinanced its $28,250 of variable-rate, tax-exempt revenue bonds by issuing $28,250 of fixed rate tax-exempt revenue bonds (the "Fixed Rate Bonds"). The Fixed Rate Bonds bear interest ranging from 6.875% to 7.0%, require semi-annual interest payments and mature from December 15, 2012 through December 1, 2014. The Fixed Rate Bonds are redeemable by the Company commencing in December 2006 at 102% of the outstanding principal balance. The redemption price decreases incrementally each year thereafter through December 2008, at which date the redemption price is fixed at 100% of the outstanding principal balance. In connection with the debt refinancing, the Company incurred an extraordinary loss on early extinguishment of debt of $536, net of minority interests of $134. Unless cured or waived, the defaults existing under certain of the Company's credit agreements discussed more fully below will entitle the holders of the Fixed Rate Bonds to put such obligations to Prime Retail, Inc. at a price equal to par plus accrued interest.

     On September 29, 1999, the Company received $40,000 of proceeds from a line of credit facility (the "Line of Credit") with a group of institutional lenders. These proceeds were used to repurchase the Company's Series C Preferred Stock. The Line of Credit (i) bore interest at a fixed-rate of 11.0%, (ii) required monthly interest-only payments, and (iii) matured in nine months. The Line of Credit was repaid in full on November 19, 1999. In connection with the repayment of the Line of Credit, the Company incurred an extraordinary loss on the early extinguishment of debt of $717, net of minority interests of $179. The lenders are entitled to receive a cash payment that increases their internal rate of return with respect to amounts advanced under such facility by 4.0% per annum (the "Cash Payment"). Lenders under the Line of Credit also received warrants to purchase a 5% interest in the Company's e-commerce subsidiary, which subsequently ceased all operations effective April 12, 2000 (see eOutlets.com)

     On July 11, 1999, the Company's $20,000 unsecured line of credit (the "Corporate Line") was renewed and increased to $25,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears an interest rate of 30-day LIBOR plus 2.50% and matures on July 11, 2000. At December 31, 1999, the Corporate Line had an outstanding principal balance of $22,175. There can be no assurance that the Company will be successful in renewing the Corporate Line or that a renewal of the Corporate Line will be on terms as favorable as the Company has experienced in prior periods.

     On April 27, 1999, the Company closed on a $63,000 debt financing with a financial institution that provided approximately $27,900 of net proceeds. The $63,000 note is (i) collateralized by a first mortgage on Prime Outlets at Niagara Falls USA, (ii) bears interest at a fixed rate of 7.604%, (iii) requires monthly principal and interest payments of $450 pursuant to a 30-year amortization schedule, and (iv) matures in 10 years. In connection with the debt refinancing, the Company incurred an extraordinary loss on early extinguishment of debt of $2,106, net of minority interests of $534.

     As of December 31, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,722 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

     On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of December 31, 1999, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $28,938 at December 31, 1999, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Debt Covenants

     Certain of the Company's debt obligations require compliance with various financial loan covenants including, but not limited to, those relating to the Company's (i) total outstanding variable interest rate indebtedness, (ii) total outstanding indebtedness to total market value, as defined, (iii) consolidated net worth, as defined, and (iv) debt service and fixed charge coverage ratios, as defined.

     As a result of its financial results for the quarter ended December 31, 1999, the Company is not in compliance with a financial covenant contained in two of its credit facilities, the Subordinated Loan and a $40,000 unsecured revolving loan (the "Unsecured Revolving Loan"). Neither of the loans has been accelerated nor was notice of the respective lender's intention to accelerate the maturity of the loans received by the Company. The Company entered into an amendment to the Subordinated Loan on February 23, 2000 which waived the covenant violation as of December 31, 1999 and modified the covenant terms through the Subordinated Loan's maturity date. The Company is currently in discussions with the Unsecured Revolving Loan lender to obtain a waiver and/or amend the loan; however, there can be no assurance as to whether and when the Company will obtain any such waiver or amendment. Furthermore, the Company's failure to obtain from its independent auditor's an unqualified report with respect to its consolidated financial statements will also constitute a default under these two credit facilities.

     In addition, noncompliance with the covenants described above has triggered certain cross-default provisions with respect to several of the Company's other debt instruments, including the Subordinated Loan, the $55,000 Term Loan and the Fixed Rate Bonds. None of these loans have been accelerated nor was a notice of the respective lender's intent to accelerate received by the Company. Management is currently in discussion with the affected lenders to obtain a resolution of the cross-default provisions. If the Company is unable to obtain such waiver or amendment to the Unsecured Revolving Loan and reach resolution with certain other lenders, the Company will look to (i) obtain alternative financing from other financial institutions, or (ii) the potential sale of assets or a joint venture interest in certain outlet centers as sources of cash to repay the amounts outstanding under such loans. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Although the Company continues to maintain its regularly scheduled payments under all of its indebtedness, there can be no assurance that one or all of the affected lenders will not declare a default and accelerate the maturity of such indebtedness. Additionally, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels; the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue; and risks associated with refinancing the Company's current debt obligations or obtain new financing under terms as favorable as the Company has experienced in prior periods.

Prime/Estein Joint Venture Transaction

     On August 6, 1999, the Company entered into an agreement (the "Prime/Estein Joint Venture Agreement") to sell three factory outlet centers, including two future expansions in four phases to a joint venture (the "Venture") between an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, and the Company. The Prime/Estein Joint Venture Agreement provided for a total purchase price of $274,000, including (i) the assumption of approximately $151,500 of first mortgage indebtedness, (ii) an $8,000 payment to the Company for a ten-year covenant-not-to-compete and (iii) a $6,000 payment to the Company for a ten-year licensing agreement with the Venture to continue the use of the "Prime Outlets" brand name.

     On November 19, 1999, the Company successfully completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of December 31, 1999 was $10,745 which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration is a $5,500 payment related to the covenant-not-to-compete and a $3,000 payment related to the licensing agreement. The payments to the Company for the covenant-not-to-compete and the licensing agreement are included in accounts payable and other liabilities in the consolidated balance sheet and will be amortized into interest and other income over their ten-year lives.

     During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including (i) the assumption of mortgage indebtedness of $32,500, (ii) a $1,250 payment related to the covenant-not-to-compete and (iii) a $1,500 payment related to the licensing agreement. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs and (ii) a promissory note in the amount of $10,000 from the Venture (of which Estein's obligation is $7,000), such amount to be payable on or before the ealier of the closing of the proposed sale of an expansion of the Williamsburg center or December 15, 2000. The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75%. Although, the Company expects to close on the sale of Prime Outlets at Hagerstown, including the expansion scheduled to open during the second quarter of 2000, for aggregate consideration of approximately $80,500 on or about May 15, 2000, completion of this transaction remains subject to various conditions and there can be no assurance as to whether or when this transaction will be consummated. As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown (collectively, the "Held for Sale Properties") as assets held for sale in its Consolidated Balance Sheet. Total revenues and expenses for the Held for Sale Properties were $16,243 and $12,185, respectively for the year ended December 31, 1999.

     The Venture has agreed to retain the Company as its sole and exclusive managing and leasing agent for a property management fee equal to 4.0% of gross rental receipts. The Venture also will pay a monthly asset management and partnership administration fee to an affiliate of Estein equal to 3.0% of the monthly net operating income from the centers.

Planned Development

     The Company opened a 21,000 square foot expansion at Prime Outlets at Lebanon in March 1999 and a 64,000 square foot expansion at Prime Outlets at San Marcos in August 1999. The Home Co., the Company's first home furnishings store which it owns a 47.6% interest through a joint venture, occupies 64,000 square feet of the expansion at San Marcos. In addition, construction continues at Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which will contain 175,000 square feet of GLA, and is expected to open in the second quarter of 2000. Additionally, the Company continues construction of two expansions consisting of 162,000 and 50,000 square feet of GLA at Prime Outlets at Hagerstown and Prime Outlets at San Marcos, respectively. These expansions are scheduled to open during the second quarter of 2000. The Company expects to begin construction in the second quarter of 2000 of a 60,000 square foot expansion to Prime Outlets at Williamsburg. This expansion is scheduled to open in the fourth quarter of 2000. At December 31, 1999, the remaining budgeted capital expenditures for projects scheduled to open in 2000 aggregated approximately $31,300, while anticipated capital expenditures related to the completion of expansions of existing outlet centers opened during 1999 (aggregating 102,000 square feet of GLA) approximated $750.

     Although the Company expects to fund the development cost of these projects from (i) retained cash flow from operations, (ii) construction loans, (iii) the potential sale of equity or debt securities in the public or private capital markets, and (iv) the potential sale of a joint venture interest in certain outlet centers, there can be no assurance that the Company will be successful in obtaining the required amount of equity capital or debt financing for the planned development projects or that the terms of such capital raising activities will be as favorable as the Company has experienced in prior periods. If adequate financing for such development and expansion is not available, the Company may not be able to develop new centers or expand existing centers at currently planned levels.

eOutlets.com

     On April 12, 2000, the Company announced that it has been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations.

     In connection with the discontinuance of eOutlets.com, the Company expects to incur a non-recurring loss of approximately $13,000 in the first quarter of 2000. The non-recurring loss includes (i) the write-off of $3,500 of costs capitalized during 1999 and (ii) approximately $9,500 of costs incurred during 2000, including costs associated with discontinuing the operations of eOutlets.com. In addition, during 1999 the Company incurred expenses of $3,500 related to organizational and other start-up expenditures of eOutlets.com which are reflected in corporate general and administrative expense in the Consolidated Statements of Operations.

Taxability of Distributions

     TABLE 9 summarizes the taxability of distributions paid during (i) the year ended December 31, 1999 (ii) the period from January 1 to June 15, 1998, and
(iii) the period from June 16 to December 31, 1998. Distributions paid by the Company out of its current or accumulated earnings and profits (and not designated as capital gains dividends) will constitute taxable distributions to each holder. To the extent the Company makes distributions (not designated as capital gains dividends) in excess of its current and accumulated earnings and profits, such distributions will be treated first as a tax-free return of capital to each holder, reducing the adjusted basis which such holder has in his shares of stock by the amount of such distributions (but not below zero), with distributions in excess of a holder's adjusted basis in his stock taxable as capital gains (provided that the shares have been held as a capital asset).

Table 9-Taxability of Distributions

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Period from   Period from June
                                                                                    Year ended    January 1 to     16 to December
                                                                             December 31, 1999   June 15, 1998           31, 1998

 -----------------------------------------------------------------------------------------------------------------------------------
 Senior Preferred Stock
     Ordinary income............................................................        100.0%        100.0%            100.0%
 Series B Convertible Preferred Stock
     Ordinary income............................................................        100.0%        100.0%             63.7%
     Return of capital..........................................................            -             -              36.3%
 Series C Preferred Stock
     Ordinary income............................................................        100.0%         18.7%                -
     Return of capital..........................................................            -          81.3%            100.0%
 Common Stock
     Ordinary income............................................................         23.0%            -                 -
     Return of capital..........................................................         77.0%        100.0%            100.0%


====================================================================================================================================

     No assurance can be made that future distributions, if any, will be treated similarly. Each holder of stock may have a different basis in its stock and, accordingly, each holder is advised to consult with a tax advisor.

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

Impact of Year 2000

     In prior years, the Company discussed the nature and progress of its plan to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties with which the Company does business. The Company will continue to monitor its mission critical computer application and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Funds from Operations

     Management believes that to facilitate a clear understanding of the Company's operating results, funds from operations ("FFO") should be considered in conjunction with net income (loss) presented in accordance with GAAP. In March 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established guidelines clarifying the definition of FFO. FFO is defined as net income (loss) (determined in accordance with GAAP) excluding gains (or losses) from debt restructuring, sales of property and discontinued operations, plus depreciation and amortization after adjustments for unconsolidated partnerships and joint ventures.

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

     TABLE 10 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the years ended December 31, 1999, 1998 and 1997. FFO decreased $21,699, or 24.1% to $68,321 for the year ended December 31, 1999 from $90,020 for the year ended December 31, 1998. The 1999 FFO results reflect fourth quarter 1999 non-recurring charges and expenses aggregating $37,981, including (i) a provision for asset impairment of $15,842,
(ii) a provision for abandoned projects of $16,039, (iii) the write-off of $3,100 of capitalized costs associated with the Company's expired option to purchase its joint venture partner's 50.0% ownership interest in Prime Outlets at New River, and (iv) $3,000 of start-up and organizational expenses associated with the Company's eOutlets.com subsidiary.

     Excluding these non-recurring charges and expenses, FFO increased $16,282, or 18.1%, to $106,302 for the year ended December 31, 1999 from $90,020 for the year ended December 31, 1998. The increase is primarily attributable to the Portfolio Expansion and the Horizon Merger.


Table 10-Funds from Operations

---------------------------------------------------------------------------------------------- ------------ -------------
Years ended December 31,                                                               1999         1998          1997
---------------------------------------------------------------------------------------------- ------------ -------------
Income (loss) before minority interests and extraordinary loss..................  $(28,085)      $19,986       $ 18,547
FFO adjustments:
Loss on sale of real estate.....................................................    15,153        15,461              -
Discontinued operations - Designer Connection...................................     6,561         1,067              -
Real estate depreciation and amortization.......................................    73,053        52,295         26,413
Unconsolidated joint venture adjustments........................................     1,639         1,211          1,758
                                                                                  --------       -------       --------
FFO before allocations to minority interests and preferred shareholders.........  $ 68,321       $90,020       $ 46,718
                                                                                  ========       =======       ========
Other Data:
Net cash provided by operating activities.......................................  $102,221       $61,335       $ 49,856
Net cash used in investing activities...........................................   (56,666)     (145,596)      (229,956)
Net cash provided by (used in) financing activities.............................   (43,977)       83,653        182,549
====================================================================================================================================

     The payout ratios based on distributions made by the Company divided by FFO for 1999, 1998 and 1997 were 97.4%, 92.9%, and 103.7%, respectively.

Table 11-Consolidated Quarterly Summary of Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                 1999                                       1998
                                              --------------------------------------------------------------------------------------
                                                   Fourth     Third    Second     First      Fourth      Third    Second      First
                                                  Quarter   Quarter   Quarter   Quarter     Quarter    Quarter   Quarter    Quarter
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interests and
   extraordinary loss......................    $ (51,512)   $6,452    $7,677   $ 9,298     $10,265    $10,572   $(8,302)   $ 7,451
FFO adjustments:
Loss on sale of real estate................       15,153         -          -        -           -          -    15,461          -
Discontinued operations - Designer Connection
                                                   5,553       120        543      345         163        324       287        293
Real estate depreciation and amortization..       17,318    19,188     18,435   18,112      18,475     16,327     9,792      7,701
Unconsolidated joint venture adjustments...          737       473        174      255         303        303       302        303
                                                --------    ------    -------  -------    --------    -------   -------    -------
FFO before allocations to minority interests
   and preferred shareholders..............     $(12,751) $ 26,233   $ 26,829  $28,010    $ 29,206   $ 27,526  $ 17,540   $ 15,748
                                                ========  ========   ========  =======    ========   ========  ========   ========
Other Data:
Net cash provided by (used in) operating
   activities..............................     $ 22,978  $ 27,058   $ 29,604  $ 22,581   $  8,817   $ 34,346  $ (7,406)  $ 25,578
Net cash provided by (used in) investing
   activities..............................        1,265   (11,079)   (27,193)  (19,659)   (22,750)   (44,469)  (50,975)   (27,402)
Net cash provided by (used in) financing
   activities..............................      (20,284)  (14,201)    (1,135)   (8,357)     5,940      5,144    76,595     (4,026)

====================================================================================================================================

     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

Market Risk Sensitivity

Interest Rate Risk

     In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity, excluding acceleration provisions. Variable interest rates are based on the weighted average rates of the portfolio at December 31, 1999.

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                              2000          2001          2002          2003          2004     Thereafter     Total
--------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------- -------
Fixed rate:
Principal...........................       $37,605       $38,632       $46,529      $348,761        $17,050     $451,907   $940,484
Average interest rate...............         11.40%         7.54%         7.04%         7.76%          7.75%        7.09%      7.54%
Variable rate:
Principal...........................       $58,127      $191,000       $33,137        $1,152        $36,770            -   $320,186
Average interest rate...............          9.07%         8.94%         6.31%         7.98%          7.98%           -       8.20%

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

             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or before April 29, 2000.

                                     PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

       Report of Independent Auditors                                                          F-1

       Consolidated Balance Sheets as of December 31, 1999 and 1998                            F-2

       Consolidated Statements ofOperations for the years ended December 31,
        1999, 1998 and 1997                                                                    F-3

       Consolidated  Statements of Cash Flows for the years ended  December  31,
        1999, 1998 and 1997                                                                    F-4

       Consolidated  Statements of Shareholders' Equity for the years ended
         December 31, 1999,1998 and 1997                                                       F-6

       Notes to Consolidated Financial Statements                                              F-7

      2.  Financial Statement Schedules

         The following financial statement schedule is included in Item 14 (d):

         Report of Independent Auditors on Schedule (included with consent filed as Exhibit 23)

         Schedule III--Real Estate and Accumulated Depreciation                                F-23

         Notes to Schedule III                                                                 F-25


     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.  Exhibits

Exhibit
Number     Description
-------    -----------


     3.1 Amended and Restated Articles of Incorporation of Prime Retail, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616)]

     3.2 Articles Supplementary of Prime Retail, Inc. relating to Series B Preferred Stock. [Incorporated by reference to the same titled exhibit in the Company"s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616)]

     3.3 Second Amended and Restated By-Laws of Prime Retail, Inc.

Exhibit
Number     Description
-------    -----------


     4.1 Form of Series A Preferred Stock Certificate [Incorporated by reference to the same titled exhibit in the Company"s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

     4.2 Form of Series B Preferred Stock Certificate [Incorporated by reference to the same titled exhibit in the Company"s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

     4.3 Form of Common Stock Certificate [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

     10.1 Third Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P. dated as of October 15, 1998 and effective as of June 15, 1998. [Incorporated by reference to the same titled exhibit in the Company"s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616)]

     10.1A Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P. dated as of September 28, 1999.

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

     # 10.5 Separation Agreement dated February 23, 2000 by and between Prime Retail, Inc. and Abraham Rosenthal.

     # 10.6  Employment  Agreement   dated   October   6,   1999  by  and  among
primeoutlets.com inc., Prime Retail, L.P., Prime Retail, Inc. and William H. Carpenter, Jr.

     #  10.7  Form  of  Executive   Employment  Agreement  (David  G.  Phillips)
[Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

     10.15 Registration Rights Agreement dated June 15, 1998 by and between Prime Retail, Inc. and Prime Retail, L.P. for the benefit of holders of common units of Prime Retail, L.P. and certain stockholders of Prime Retail, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616)]

     10.16 Form of Property Level General Partnership Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

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

Exhibit
Number     Description
-------    -----------

     # 10.21  Consulting   Agreement  between  the  Company  and  Marvin  Traub
Associates, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

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

     # 10.35 Letter Agreement with David G. Phillips regarding the purchase of units in Prime Retail, L.P. dated August 6, 1996. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23616).]

     # 10.36 Non-employee Director Stock Plan [Incorporated by reference to Appendix I in the Company's registration statement on Form S-4 (File No. 333-51285).]

     # 10.37 1998 Long-Term Stock Incentive Plan [Incorporated by reference to Appendix J in the Company's registration statement on Form S-4 (File No. 333-51285).]

     # 10.38 Description of the 1999 Long-Term Incentive Program. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616)]

Exhibit
Number     Description
-------    -----------


     # 10.39 Loan Agreement dated as of June 15, 1998 between Outlet Village of Kittery Limited Partnership, the Prime Outlets at Gilroy Limited Partnership, The Prime Outlets at Michigan City Limited Partnership and Finger Lakes Outlet Center, L.L.C. and Nomura Asset Capital Corporation (Permanent Loan) [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

     # 10.40 Form of Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filings with Nomura Asset Capital Corporation (Permanent Loan and Bridge
Loan) [Incorporated by reference to Exhibit 10.2 in the Company' Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

     # 10.41 Loan Agreement dated as of June 15, 1998 between Buckeye Factory Shops Limited Partnership, Latham Factory Stores Limited Partnership, Carolina Factory Shops Limited Partnership, Shasta Outlet Center Limited Partnership, The Prime Outlets at Calhoun Limited Partnership and The Prime Outlets at Lee Limited Partnership and Nomura Asset Capital Corporation (Bridge Loan) [Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

     # 10.42 Guaranty dated as of June 15, 1998 by Prime Retail, Inc. to and for the benefit of Nomura Asset Capital Corporation [Incorporated by reference to
Exhibit 10.4 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

     # 10.43 Guaranty dated as of June 15, 1998 by Prime Retail, L.P. to and for the benefit of Nomura Asset Capital Corporation [Incorporated by reference to
Exhibit 10.5 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

     # 10.44 Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among Horizon Group Properties, Inc., Horizon Group Properties, Inc. , Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. [Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

     # 10.45 Contribution Agreement dated as of June 15, 1998 by and among Horizon Group, Inc., Sky Merger Corp., Horizon/Glen Outlet Centers Limited Partnership, Horizon Group Properties, Inc., and Horizon Group Properties, L.P. [Incorporated by reference to Exhibit 10.7 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301)]

     10.46 Series C Preferred Share Repurchase Agreement dated as of March 31, 1999 among Security Capital Preferred Growth Incorporated, Prime Retail, Inc., and Prime Retail, L.P. [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated March 31, 1999 (File No. 0-23616)]

     10.47 Purchase and Sale Agreement, dated as of August 6, 1999, among The Prime Outlets at Birch Run, L.L.C., The Prime Outlets at Williamsburg, L.L.C. and Outlet Village of Hagerstown Limited partnership and Welp Triple Outlet, L.C. [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated August 11, 1999 (File No. 001-13301)]

     12 Statement re: Computation of Ratio Earnings to Combined Fixed Charges and Preferred Stock Dividends

     21 Subsidiaries of Prime Retail, Inc.

     23 Consent of Ernst & Young LLP

     27.1 Financial Data Schedule

     _____________________
     Note:

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

                               PRIME RETAIL, INC.

Dated: April 14, 2000                                /s/ Glenn D. Reschke
                                                     --------------------
                                                        Glenn D. Reschke
                                                        President and
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         /s/Michael W. Reschke                                    April 14, 2000
         ---------------------------
         Michael W. Reschke
         Chairman of the Board

         /s/William H. Carpenter, Jr.                             April 14, 2000
         ----------------------------
         William H. Carpenter, Jr.
         Director

         /s/William P. Dickey                                     April 14, 2000
         ----------------------------
         William P. Dickey
         Director

         /s/Norman Perlmutter                                     April 14, 2000
         ----------------------------
         Norman Perlmutter
         Director

         /s/Robert D. Perlmutter                                  April 14, 2000
         ----------------------------
         Robert D. Perlmutter
         Director

         /s/Kenneth A. Randall                                    April 14, 2000
         ----------------------------
         Kenneth A. Randall
         Director

         /s/Sharon Sharp                                          April 14, 2000
         ----------------------------
         Sharon Sharp
         Director

         /s/James R. Thompson                                     April 14, 2000
         ----------------------------
         James R. Thompson
         Director

         /s/Marvin S. Traub                                       April 14, 2000
         ----------------------------
         Marvin S. Traub
         Director

                         Report of Independent Auditors



To the Board of Directors and Shareholders
Prime Retail, Inc.


     We have audited the accompanying consolidated balance sheets of Prime Retail, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Prime Retail, Inc. will continue as a going concern. As more fully described in
Note 6, the Company is not in compliance with a financial covenant contained in one of its credit facilities. In addition, noncompliance with the financial covenant has triggered certain cross-default provisions with respect to several of the Company's other debt instruments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                       /s/ Ernst & Young LLP



Baltimore, Maryland
March 23, 2000,
except for Note 14, as to which the date is April 12, 2000

                               Prime Retail, Inc.

                           Consolidated Balance Sheets

                (Amounts in thousands, except share information)


 -----------------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                           1999        1998
 -----------------------------------------------------------------------------------------------------------------------------------

 Assets

 Investment in rental property:
    Land........................................................................   $  181,854  $  206,386
    Buildings and improvements..................................................    1,560,710   1,753,641
    Property under development..................................................       66,581      45,068
    Furniture and equipment.....................................................       17,406      10,627
                                                                                    ---------   ---------
                                                                                    1,826,551   2,015,722
 Accumulated depreciation.......................................................     (183,954)   (127,747)
                                                                                    ---------   ---------
                                                                                    1,642,597   1,887,975

 Cash and cash equivalents......................................................        7,343       5,765
 Restricted cash................................................................       28,131      34,969
 Accounts receivable, net.......................................................       18,926      21,233
 Deferred charges, net..........................................................       13,503      12,518
 Investment in partnerships.....................................................       18,941       8,386
 Assets held for sale...........................................................       97,639           -
 Due from affiliates, net.......................................................        4,140         988
 Other assets...................................................................       24,838       4,630
                                                                                   ----------- ----------

         Total assets..........................................................    $1,856,058  $1,976,464
                                                                                   =========== ===========
 Liabilities and Shareholders' Equity

 Bonds payable..................................................................   $   32,900  $   32,900
 Notes payable(See Note 6)......................................................    1,227,770   1,184,607
 Accrued interest...............................................................        8,033       7,878
 Real estate taxes payable......................................................       10,700      11,229
 Construction costs payable.....................................................        5,123       3,754
 Accounts payable and other liabilities.........................................       73,340      69,879
                                                                                    ---------   ---------

        Total liabilities.......................................................    1,357,866   1,310,247

 Minority interests.............................................................        1,505      22,483
 Shareholders' equity:
     Shares of preferred  stock,  24,315,000 shares  authorized:
        10.5% Series A Senior  Cumulative  Preferred Stock, $.01 par value
         (liquidation  preference of$57,500), 2,300,000 shares issued and
         outstanding............................................................           23          23
        8.5% Series B Cumulative Participating Convertible Preferred Stock, $.01
         par value (liquidation preference of $195,703), 7,828,125 shares issued
         and outstanding........................................................           78          78
        Series C Cumulative Convertible Redeemable Preferred Stock, $.01 par
          value 4,363,636 shares issued and outstanding at December 31, 1998....            -          44
     Shares of common stock, 150,000,000 shares authorized:
        Common stock, $.01 par value, 43,368,620 and 42,736,742 shares issued
        and outstanding, respectively...........................................          434         427
     Additional paid-in capital.................................................      709,122     759,105
     Distributions in excess of net income......................................     (212,970)   (115,943)
                                                                                   ----------   ----------
          Total shareholders' equity............................................      496,687     643,734
                                                                                   ----------   ---------

          Total liabilities and shareholders' equity............................   $1,856,058  $1,976,464
                                                                                   ==========  ==========

 ===================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.

                      Consolidated Statements of Operations

              (Amounts in thousands, except per share information)


 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                1999           1998         1997
 -----------------------------------------------------------------------------------------------------------------------------------
 Revenues

 Base rents.....................................................................    $ 193,979       $148,376     $ 78,046
 Percentage rents...............................................................        8,085          6,384        3,277
 Tenant reimbursements..........................................................       90,063         67,152       37,519
 Interest and other.............................................................       13,829          9,897       10,288
                                                                                    ---------       --------     --------
       Total revenues...........................................................      305,956        231,809      129,130

 Expenses

 Property operating.............................................................       70,862         52,684       29,492
 Real estate taxes..............................................................       22,405         16,705        9,417
 Depreciation and amortization..................................................       73,640         52,727       26,715
 Corporate general and administrative...........................................       12,687          7,980        5,603
 Interest.......................................................................       93,934         60,704       36,122
 Provision for abandoned projects...............................................       16,039              -            -
 Provision for asset impairment.................................................       15,842              -            -
 Loss on Designer Connection....................................................        6,561          1,067            -
 Other charges..................................................................        6,918          4,495        3,234
                                                                                     --------       --------     --------
       Total expenses...........................................................      318,888        196,362      110,583
                                                                                     --------       --------     --------

 Income (loss) before loss on sale of real estate, minority interests
    and extraordinary loss......................................................      (12,932)        35,447       18,547
 Loss on sale of real estate....................................................      (15,153)       (15,461)           -
                                                                                     --------       --------     --------
 Income (loss) before minority interests and extraordinary loss.................      (28,085)        19,986       18,547
 Income allocated to minority interests.........................................       (3,226)        (2,456)     (10,581)
                                                                                     --------       --------     --------
 Income (loss) before extraordinary loss........................................      (31,311)        17,530        7,966
 Extraordinary loss on early extinguishment of debt,
    net of minority interests in the amount of $887 in 1999 and $0 in 1997......       (3,518)             -       (2,061)
                                                                                     ---------      --------     --------
 Net income (loss)..............................................................      (34,829)        17,530        5,905
 Income allocated to preferred shareholders.....................................       (9,962)       (24,604)     (12,726)
                                                                                    ---------       --------     --------
 Net loss applicable to common shares...........................................    $ (44,791)      $ (7,074)    $ (6,821)
                                                                                    =========       ========     ========
 Earnings per common share - basic:
       Loss before extraordinary loss...........................................    $   (0.96)       $ (0.20)    $  (0.25)
       Extraordinary loss.......................................................        (0.08)             -        (0.11)
                                                                                    ---------       --------     --------
       Net loss.................................................................    $   (1.04)       $ (0.20)    $  (0.36)
                                                                                    =========       ========     ========
 Earnings per common share - diluted:
       Loss before extraordinary loss...........................................    $   (1.22)       $ (0.20)    $  (0.25)
       Extraordinary loss.......................................................        (0.08)             -        (0.11)
                                                                                    ---------        -------     --------
       Net loss.................................................................    $   (1.30)       $ (0.20)    $  (0.36)
                                                                                    =========        =======     ========
 Weighted average common shares outstanding
       Basic....................................................................       43,196         35,612       19,189
                                                                                    =========        ========    ========
       Diluted..................................................................       44,260         35,612       19,189
                                                                                    =========        ========    ========

 ===================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)


 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                             1999         1998         1997
 -----------------------------------------------------------------------------------------------------------------------------------

 Operating Activities
 Net income (loss)..............................................................  $(34,829)      $17,530      $ 5,905
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income allocated to minority interests..........................................     3,226         2,456       10,581
       Loss on sale of real estate..............................................    15,153        15,461            -
       Extraordinary loss, net of minority interests............................     3,518             -        2,061
       Depreciation.............................................................    72,877        51,638       25,055
       Amortization of deferred financing costs and interest rate protection
        contracts...............................................................     4,379         2,867        3,742
       Amortization of leasing commissions......................................       763         1,119        1,660
       Provision for uncollectible accounts receivable..........................       779         1,387          970
       Provision for abandoned projects.........................................    16,039             -            -
       Provision for Designer Connection........................................     3,659             -            -
       Provision for asset impairment...........................................    15,842             -            -
       Gain on sale of land.....................................................       (72)         (274)        (904)
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable..................................     2,155       (17,605)      (4,619)
    (Increase) decrease in other assets.........................................     6,375        (3,903)       1,400
    Increase (decrease) in other liabilities....................................    (7,798)      (11,620)       3,878
    Increase in accrued interest................................................       155         2,279          127
                                                                                   -------      --------      -------
       Net cash provided by operating activities................................   102,221        61,335       49,856
                                                                                   -------      --------      -------

 Investing Activities
 Additions to investment in rental property.....................................   (36,265)      (46,862)     (21,057)
 Increase in property under development.........................................   (53,704)      (89,190)     (49,668)
 Acquisition of outlet centers..................................................         -             -     (159,232)
 Acquisition of Horizon, net of cash acquired and spin-off of HGP...............         -       (35,559)           -
 Proceeds from sale of outlet centers...........................................    33,303        26,015            -
                                                                                   -------      --------     --------
       Net cash used in investing activities....................................   (56,666)     (145,596)    (229,956)
                                                                                   -------      --------     --------
 Financing Activities
 Net proceeds from offerings....................................................         -             -      242,729
 Redemption of Series C preferred stock.........................................   (45,054)            -            -
 Proceeds from notes payable....................................................   304,342       467,998      160,057
 Principal repayments on notes payable..........................................  (204,432)     (283,806)    (175,683)
 Deferred financing fees........................................................   (10,321)       (3,277)        (583)
 Distributions and dividends paid...............................................   (75,536)      (79,451)     (33,605)
 Distributions to minority interests............................................   (12,976)      (17,811)     (10,366)
                                                                                   -------       -------      -------
       Net cash provided by (used in) financing activities......................   (43,977)       83,653      182,549
                                                                                   -------       -------      -------
 Increase (decrease) in cash and cash equivalents...............................     1,578          (608)       2,449
 Cash and cash equivalents at beginning of year.................................     5,765         6,373        3,924
                                                                                   -------       -------      -------
 Cash and cash equivalents at end of year.......................................   $ 7,343       $ 5,765      $ 6,373
                                                                                   =======       =======      =======


 ===================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.
                Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                 1999              1998              1997
------------------------------------------------------------------------------------------------------------------------------------
Assumption of notes payable.....................................................     $      -          $     -         $   31,368
                                                                                     ========          =======         ==========
The following assets and liabilities were sold in connection with the sale of Prime Outlets at Birch Run on November 19, 1999:

    Book value of assets disposed, net..........................................                                         $ 96,384
    Cash received...............................................................                                          (33,303)
    Loss on sale................................................................                                           (9,326)
                                                                                                                         --------
    Debt disposed...............................................................                                         $ 53,755
                                                                                                                         ========

The following assets and liabilities were acquired and sold in connection with the consummation of the Merger Transactions on June 15, 1998:

Acquisition of Horizon, net of spin-off of HGP:
    Fair value of assets acquired...............................................                                       $1,014,973
    Cash paid, net of cash and cash equivalents acquired........................                                          (35,559)
    Common shares issued........................................................                                         (214,282)
    Common units issued.........................................................                                          (56,023)
    Series B convertible preferred shares issued................................                                         (118,735)
                                                                                                                       ----------
    Fair value of liabilities assumed...........................................                                       $  590,374
                                                                                                                       ==========

Disposition of Prime Transferred Properties:
    Book value of assets disposed...............................................                                       $   42,218
    Cash received...............................................................                                          (26,015)
    Loss on sale................................................................                                          (15,461)
                                                                                                                       ----------
    Liabilities disposed........................................................                                       $      742
                                                                                                                       ==========

====================================================================================================================================

See accompanying notes to financial statements

                               Prime Retail, Inc.

                 Consolidated Statements of Shareholders' Equity

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                      Series A   Series B  Series C          Additional  Distributions       Total
                                                     Preferred  Preferred Preferred   Common   Paid-in   in Excess of  Shareholders'
                                                         Stock      Stock    Stock    Stock    Capital     Net Income       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1997.............................    $ 23      $ 28               $ 134    $165,346     $(26,322)     $139,209
Issuance of 175,800 shares of Series B preferred
   stock, net of issuance cost.......................        -        2                   -       3,798            -         3,800
Issuance of 13,890,300 shares of common stock, net
   of issuance cost..................................        -        -                 139     180,035            -       180,174
Issuance of 3,636,363 shares of Series C preferred
   stock, net of issuance cost.......................        -        -      $ 36         -      49,009            -        49,045
Net income...........................................        -        -         -         -           -        5,905         5,905
Common distributions ($1.180 per share)..............        -        -         -         -           -      (21,232)      (21,232)
Preferred distributions and dividends:
         Series A ($2.625 per share).................        -        -         -         -           -       (6,037)       (6,037)
         Series B ($2.125 per share).................        -        -         -         -           -       (6,336)       (6,336)
                                                         -----    -----     -----      -----    -------      -------       -------
Balance, December 31, 1997...........................       23       30        36       273     398,188      (54,022)      344,528
Issuance of 14,466,329 shares of common stock, net
   of issuance cost..................................        -        -         -       145     214,137            -       214,282
Issuance of 4,846,325 shares of Series B preferred
   stock, net of issuance cost.......................        -       48         -         -     118,687            -       118,735
Exchange of 975,462 common units for common
    stock ...........................................        -        -         -         9      18,754            -        18,763
Exchange of 727,273 Series C preferred units for
   727,273 shares of Series C preferred stock........        -        -         8         -       9,339            -         9,347
Net income...........................................        -        -         -         -           -       17,530        17,530
Common distributions ($1.680 per share)..............        -        -         -         -           -      (54,750)      (54,750)
Preferred distributions and dividends:
     Series A ($2.625 per share).....................        -        -         -         -           -       (6,037)       (6,037)
     Series B ($2.725 per share).....................        -        -         -         -           -      (13,275)      (13,275)
     Series C ($1.680 per share).....................        -        -         -         -           -       (5,389)       (5,389)
                                                         -----    -----     -----     -----     -------      -------      --------
Balance, December 31, 1998...........................       23       78        44       427     759,105     (115,943)      643,734
Issuance of 160,585 restricted shares of
   common stock .....................................        -        -         -         2       1,380            -         1,382
Exchange of 471,293 common units for common
    stock ...........................................        -        -         -         5       6,985            -         6,990
Redemption of 4,363,636 shares of Series C
   preferred stock...................................        -        -       (44)        -     (58,348)      13,338       (45,054)
Net loss.............................................        -        -         -         -           -      (34,829)      (34,829)
Common distributions ($1.180 per share)..............        -        -         -         -           -      (50,948)      (50,948)
Preferred distributions and dividends:
     Series A ($2.625 per share).....................        -        -         -         -           -       (6,038)       (6,038)
Series B ($2.125 per share).........................         -        -         -         -           -      (16,635)      (16,635)
     Series C ($0.885 per share).....................        -        -         -         -           -       (1,915)       (1,915)
                                                         -----    -----     -----     -----    --------    ---------      --------
Balance, December 31, 1999...........................    $  23    $  78     $   -     $ 434    $709,122    $(212,970)     $496,687
                                                         =====    =====     =====     =====    ========    =========      ========


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

                              Prime Retail, Inc.

                   Notes to Consolidated Financial Statements

            (Amounts in thousands, except share and unit information)


Note 1 - Organization and Basis of Presentation

Organization

     Prime Retail, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") that operates primarily within one business segment and develops, acquires, owns and operates outlet centers in the United States. The Company's outlet center portfolio, including four outlet centers owned through joint venture partnerships, consists of 51 outlet centers in 26 states, which total 14,699,000 square feet of gross leasable area ("GLA") at December 31, 1999. As a fully-integrated real estate firm, the Company provides development, construction, accounting, finance, leasing, marketing, and management services for all of its properties (the "Properties"). The Company's Properties are held and substantially all of its business and operations are conducted through Prime Retail, L.P. (the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations.

     At December 31, 1999, the Company owned 2,300,000 Senior Preferred Units of the Operating Partnership (the "Senior Preferred Units"), 7,828,125 Series B Convertible Preferred Units of the Operating Partnership (the "Series B
Convertible Preferred Units"), and 43,368,620 Common Units of partnership interest in the Operating Partnership (the "Common Units"). Each Senior Preferred Unit, and Series B Convertible Preferred Unit, (collectively, the "Preferred Units") entitles the Company to receive distributions from the Operating Partnership in an amount equal to the dividend declared or paid with respect to a share of the Company's Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock"), respectively, prior to the payment by the Operating Partnership of distributions with respect to the Common Units. Series B Convertible Preferred Units will be automatically converted into Common Units to the extent of any conversion of Series B Convertible Preferred Stock into Common Stock. The Preferred Units will be redeemed by the Operating Partnership to the extent of any redemption of Senior Preferred Stock or Series B Convertible Preferred Stock.

     A summary of the holders of units in the Operating Partnership as of December 31, 1999 is as follows:

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 Number of Units
                                                                                ----------------------------------------------------
Holder                                                                              Series A          Series B           Common
------------------------------------------------------------------------------------------------------------------------------------

Prime Retail, Inc...............................................................   2,300,000         7,828,125        43,368,620
Prime Group, Inc., management and other (1).....................................           -                 -        10,840,208
                                                                                   ---------         ---------        ----------
                                                                                   2,300,000         7,828,125        54,208,828
                                                                                   =========         =========        ==========


====================================================================================================================================

Note:
(1) Includes 993,480 units beneficially owned by management and 4,102,923 units owned by certain executive officers based on their ownership interests in Prime Group, Inc.

     As of December 31, 1999, the Company has a 80% general partnership interest in the Operating Partnership with full and complete control over the management of the Operating Partnership as the sole general partner not subject to removal by the limited partners.

     The Operating Partnership is the 1% sole general partner of Prime Retail Services Limited Partnership (the "Services Partnership"). The Operating Partnership owns 100% of the non-voting preferred stock of Prime Retail Services, Inc. (the "Services Corporation") which, in turn, is the 99% limited partner of the Services Partnership. Certain members of management own 100% of the voting common stock of the Services Corporation and no cash distributions were made during the years ended December 31, 1999, 1998 and 1997. The Services Partnership was formed primarily to operate business lines of the Company that are not directly associated with the collection of rents. The Services Corporation is subject to federal, state and local taxes.

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

     Significant intercompany accounts and transactions have been eliminated in consolidation. Operating results associated with the Company's Designer Connection outlet stores have been classified as loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. Certain amounts in prior years have been reclassified to the current year presentation.

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

     Rental property is generally carried at historical cost net of accumulated depreciation. Development costs, which include fees and costs incurred in developing new properties, are capitalized as incurred. Upon completion of construction, development costs are amortized over the useful lives of the respective properties on a straight-line basis. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve and/or extend the useful life of assets are capitalized and depreciated over their estimated useful lives.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest.

Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

     Management regularly reviews accounts receivable and determines an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on the merchants' ability to pay, past collection experience and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the allowance level within this range. The allowance for doubtful accounts at December 31, 1999 and 1998 was $7,008 and $4,288, respectively.

     Accounts receivable due after one year representing straight-line rents were $8,285 and $7,233 at December 31, 1999 and 1998, respectively.

Deferred Charges

     Deferred charges consist of leasing commissions and financing costs. Deferred leasing commissions representing costs incurred to originate and renew operating leases are deferred and amortized on a straight-line basis over the term of the related lease. Fees and costs incurred to obtain financing are deferred and are being amortized as a component of interest expense over the terms of the respective loans on a basis that approximates the interest method.

Due from Affiliates, Net

     Due from affiliates, net consists of amounts due from joint venture partnerships related to the reimbursement of costs paid by the Company on their behalf.

Revenue Recognition

     Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in accounts receivable in the accompanying balance sheet. Certain lease agreements contain provisions which provide for rents based on a percentage of sales or based on a percentage of sales volume above a specified threshold. These contingent rents are not recognized until the required thresholds are exceeded. In addition, the lease agreements generally provide for the reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs. These additional rents and tenant reimbursements are accounted for on the accrual basis.

Earnings per Share

     Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) shares of Series B Convertible Preferred Stock were converted into shares of Common Stock. For the year ended December 31, 1999, a redemption discount and dividends aggregating $12,710 related to the Company's repurchase of its Series C Preferred Stock were excluded from the numerator and incremental shares of 1,064 were included in the denominator of the computation of diluted EPS. For the year ended December 31, 1999, the effect of all other exercises and conversions was anti-dilutive and, therefore, was excluded from the computation of diluted EPS. For the years ended December 31, 1998 and 1997, the effect of all exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS.

     The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------------------------------------------------------------

Years ended December 31,                                                               1999               1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
    Income (loss) before minority interests and extraordinary loss..............   $(28,085)           $19,986         $18,547
    Income allocated to minority interests......................................     (3,226)            (2,456)        (10,581)
                                                                                   --------            -------         -------
    Net income (loss) before extraordinary loss.................................    (31,311)            17,530           7,966
    Income allocated to preferred shareholders..................................     (9,962)           (24,604)        (12,726)
                                                                                   --------            -------         -------
    Numerator for basic earnings per share -
     loss before extraordinary loss available to common shareholders............    (41,273)            (7,074)         (4,760)
    Effect of dilutive securities:
    Series C preferred dividends................................................        628                  -               -

    Series C preferred stock redemption discount................................    (13,338)                 -               -
                                                                                   --------            -------         -------

    Numerator for diluted earnings per share -
     loss before extraordinary loss available to common shareholders............  $ (53,983)         $ (7,074)        $ (4,760)
                                                                                  =========          ========         ========
Denominator:
    Denominator for basic earnings before extraordinary loss per share -
      weighted average common shares outstanding................................     43,196            35,612           19,189

    Effect of dilutive securities:
    Series C preferred shares...................................................      1,064                 -                -
                                                                                   --------           -------          -------

    Denominator for diluted earnings before extraordinary loss per share -
      adjusted weighted average common shares outstanding.......................     44,260            35,612           19,189
                                                                                   ========           =======          =======

    Basic earnings before extraordinary loss per common share ..................   $  (0.96)          $ (0.20)         $ (0.25)
                                                                                   ========           =======          =======

    Diluted earnings before extraordinary loss per common share ................   $  (1.22)          $ (0.20)         $ (0.25)
                                                                                   ========           =======          =======

====================================================================================================================================

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

Income Taxes

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on income it distributes to its shareholders so long as it distributes at least 95% of its taxable income (excluding any net capital gain) each year. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property. The Company incurred $234, $337, and $263 of state and local taxes for the years ended December 31, 1999, 1998 and 1997, respectively. The Company paid $68, $424, and $170 of state and local taxes during the years ended December 31, 1999 and 1998, and 1997, respectively.

     The following table summarizes the taxability of dividends and distributions paid during (i) the year ended December 31, 1999, (ii) the period from January 1 to June 15, 1998, (iii) the period from June 16 to December 31, 1998, and (iv) the year ended December 31, 1997:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Period from    Period from
                                                                             Year ended   January 1 to     June 16 to     Year ended
                                                                           December 31,       June 15,   December 31,   December 31,
                                                                                   1999           1998           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
 Senior Preferred Stock
    Ordinary income ............................................................ $2.625        $1.3125        $1.3125         $2.625
                                                                                 ======        =======        =======         ======
 Series B Convertible Preferred Stock
    Ordinary income ............................................................ $2.125        $ 1.663        $ 0.922         $1.940
    Return of capital...........................................................      -              -          0.525          0.185
                                                                                 ------        -------        -------         ------
                                                                                 $2.125        $ 1.663        $ 1.447         $2.125
 Series C Preferred Stock                                                        ======        =======        =======         ======

    Ordinary income ............................................................ $0.885         $0.167        $     -         $    -
    Return of capital...........................................................      -          0.725          0.912              -
                                                                                 ------         ------        -------         ------
                                                                                 $0.885         $0.892        $ 0.912         $    -
                                                                                 ======        =======        =======         ======
 Common Stock

   Ordinary..................................................................... $0.271         $    -         $    -         $    -
    Return of capital...........................................................  0.909          1.090          0.912          1.180
                                                                                 ------         ------         ------         ------
                                                                                 $1.180         $1.090         $0.912         $1.180
                                                                                 ======         ======         ======         ======

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

     In addition to traditional sources of risks to retailers and owners of outlet centers, which are mentioned above, the Company's outlet centers compete for customers with web-based retailers. Because of the newness of competition from web-based retailers, it is difficult to quantify the risk of such competition to the Company.

Note 3 - Business Combination

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

     In connection with the Merger Transactions, the Company sold Indiana Factory Shops and Nebraska Crossing Factory Stores (collectively, the "Prime Transferred Properties") to HGP for an aggregate consideration of $26,015, resulting in a loss on the sale of real estate of $15,461. Proceeds from the sale of the Prime Transferred Properties were used to repay indebtedness associated with the Horizon properties.

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

     The merger has been accounted for using the purchase method of accounting and the purchase price was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Certain assumptions were made which management of the Company believed were reasonable. The operating results of these properties have been included in the Company's consolidated results of operations commencing on the date of the merger. The operating results of the Prime Transferred Properties have been included in the Company's consolidated results of operations through the date of disposition.

     The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if these acquisitions and dispositions had occurred on January 1, 1998:

------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                                 1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues..................................................................     $ 285,157
                                                                                     =========
Net income from continuing operations...........................................     $  35,699
                                                                                     =========
Net income applicable to common shares..........................................     $   7,775
                                                                                     =========

Earnings per common share - basic and diluted...................................     $    0.18
                                                                                     =========
Weighted average common shares outstanding......................................        42,151
                                                                                     =========

====================================================================================================================================

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense based on the purchase price of such assets acquired and interest expense on debt incurred to finance the acquisitions. These unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1998 or of future results of operations of the Company.

Note 4 - Restricted Cash

     At December 31, 1999 and 1998, the Company had placed in escrow $28,131 and $34,969, respectively, to be used to complete certain development projects, to fund real estate taxes and debt service and to pay certain operating costs under mortgage loan agreements. At December 31, 1999, restricted cash included $1,326 relating to a nonrecourse expansion loan which was funded during January 2000 for certain development costs relating to the completion of expansions of ten of the Company's outlet centers.

Note 5 - Deferred Charges

     Deferred charges were as follows:

  ----------------------------------------------------------------------------------------------------------------------------------
  December 31,                                                                        1999          1998
  ----------------------------------------------------------------------------------------------------------------------------------

  Leasing commissions...........................................................   $11,307       $10,775
  Financing costs...............................................................    21,466        17,787
                                                                                   -------       -------
                                                                                    32,773        28,562
  Accumulated amortization......................................................   (19,270)      (16,044)
                                                                                   -------       -------
                                                                                   $13,503       $12,518
                                                                                   =======       =======

  ==================================================================================================================================

Note 6 - Bonds and Notes Payable

     Bonds payable consisted of the following:


------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                            1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate tax-exempt revenue bonds (the "Bonds"),  interest rates, ranging from
     6.88% to 7.00%, interest-only payments, due 2012 to 2014, collateralized by
     properties in Chattanooga, TN and Knoxville,TN.............................     $28,250         $28,250
UrbanDevelopment  Action  Grant  Loans,  3%  through  August 31,   1997  and  6%
     thereafter,  interest-only  payments,  due 2016 to 2019,  collateralized by
     property in Chattanooga, TN................................................       4,650           4,650
                                                                                     -------         -------
                                                                                     $32,900         $32,900
                                                                                     =======         =======

====================================================================================================================================

     During October 1999, the Company refinanced its $28,250 of variable-rate, tax-exempt revenue bonds by issuing $28,250 of fixed rate tax-exempt revenue bonds (the "Fixed Rate Bonds"). The Fixed Rate Bonds bear interest ranging from 6.875% to 7.0%, require semi-annual interest payments and mature from December 15, 2012 through December 1, 2014. The Fixed Rate Bonds are redeemable by the Company commencing in December 2006 at 102% of the outstanding principal balance. The redemption price decreases incrementally each year thereafter through December 2008, at which date the redemption price is fixed at 100% of the outstanding principal balance. In connection with the debt refinancing, the Company incurred an extraordinary loss on early extinguishment of debt of $536, net of minority interests of $134. Unless cured or waived, the defaults existing under certain of the Company's credit agreements discussed more fully below will entitle the holders of the Fixed Rate Bonds to put such obligations to Prime Retail, Inc. at a price equal to par plus accrued interest.


Notes payable consisted of the following:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                          1999               1998
------------------------------------------------------------------------------------------------------------------------------------
First Mortgage  and Expansion Loan,  LIBOR plus 1.51% through  November 10,1998,
7.782%  thereafter,  monthly  installments  of $2,580  including  interest,  due
November 11, 2003,  collateralized by fifteen  properties located throughout the
United     States...............................................................                    $349,797           $353,018

Permanent Loan, 6.99%,  monthly  installments of $1,248 including interest,  due
July 11, 2008,  collateralized by four properties  located throughout the United
States..........................................................................                     176,734            179,096

Secured  Revolving Loan, LIBOR plus 1.35%,  7.81% at December 31, 1999,  monthly interest-only  payments,  due June 11, 2001,  collateralized  by six  properties
located throughout the United States............................................                     112,000             95,000

Mortgage,  6.927%,  monthly installments of $565 including interest, due October
11,  2006,  collateralized  by four  properties  located  throughout  the United
States..........................................................................                      75,893             77,365

Mortgage, 6.927%, monthly installments of $527 including interest, due March 11,
2006,   collateralized  by  four  properties   located   throughout  the  United
States..........................................................................                      66,935             68,495

Mortgage,  7.60% monthly  installments of $450 including  interest,  due May 10,
2009,     collateralized    by    property    located    in    Niagara    Falls,
NY..............................................................................                      62,693                  -

Term loan, LIBOR plus 6.00%, 12.48% at December 31, 1999, monthly  interest-only payments  through  January 10,  2000;  monthly  principal of $1,000 and interest thereafter,  due  December  10,  2001,  collateralized  by excess cash flow from
fifteen   properties   located   throughout   the   United   States.............                      55,000                  -

Mortgage,  6.95%, monthly installments of $351 including interest,  due November
1, 2005,  collateralized  by property  located in Vero Beach,  FL and  Woodbury,
MN.............................................................                                       44,917             46,037

Unsecured  Revolving Loan, LIBOR plus 1.75%, 8.21% at December 31, 1999, monthly interest-only payments,  quarterly principal payments of $1,000 commencing March
31, 2000, due September 11,2001.................................................                      40,000             40,000

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                          1999               1998
------------------------------------------------------------------------------------------------------------------------------------
Construction  Mortgage  Loan,  LIBOR plus  1.50%,  7.98% at December  31,  1999, monthly  interest-only  payments  through May 31, 2002;  monthly  principal  and interest  payments  thereafter,  due June 1, 2004,  collateralized  by  property
located  in   Hagerstown, MD....................................................                    $ 38,560           $ 29,914

Mortgage, 6.915%, monthly installments of $357  including  interest,  due  June
10,   2002,   collateralized   by   property   located   in   Conroe,   TX   and
Jeffersonville,OH...............................................................                      36,696             38,381

Interim  loan,  LIBOR plus 2.50%,  8.98% at
December  31,  1999,  monthly  interest-only  payments,  due January  11,  2002,
collateralized by property located  in Williamsburg,VA..........................                      32,500                  -

Mortgage,  8.35%, monthly installments of $215 including interest, due June
11, 2007,  collateralized  by three  properties  located  throughout  the United
States..........................................................................                      26,113             26,463

Unsecured  Corporate Line,  $25,000 at December 31, 1999, LIBOR plus 2.50%,7.88%
at  December  31,  1999,  monthly  interest-only  payments,  due July 11, 2000..                      22,175              3,000

Subordinated loan, 15.00%,  monthly interest-only  payments,  due June 30, 2000, collateralized  by  a  security  interest  and  available  cash  flows  of  five
properties located throughout the United States.................................                      20,000                  -

Construction  mortgage  loan,  prime  rate or LIBOR  plus  1.75%,  8.50% at
December  31,  1999,  monthly  interest-only  payments,  due  December 31, 2000,
collateralized by property located in Lebanon, TN...............................                      19,951             19,951

Mortgage,  6.91%, monthly installments of $154 including interest, due June
10, 2001, collateralized  by  property located in  Edinburgh, IN................                      17,347             17,965

Mortgage,  6.95%,  monthly  installments  of $81  including  interest,  due
November 1,  2005,  collateralized  by property  located in  Perryville, MD.....                      10,157             10,433

Note Payable,  9.50%, monthly interest-only payments, due November 1, 2001,
collateralized  by  land located in Camarillo, CA...............................                       7,400              7,400

Mortgage, 9.375%, monthly installments of $71 including interest, due March
1, 2004, collateralized by  property located in Lombard, IL.....................                       6,239              6,507

Mortgage,  7.50%, monthly installments of $29 including interest,  due June
22, 2000, collateralized by property in Knoxville, TN...........................                       3,590              3,666

Other notes payable.............................................................                       3,073                858

Mortgage, 6.915%, monthly installments of $402 including interest, due June
10,  2002, collateralized by property located in  Birch Run, MI.................                           -             47,572

Term  loan,  LIBOR  plus  1.95%,   7.23%  at  December  31,  1998,  monthly
interest-only  payments  through  February 10,  1998;  quarterly  principal  and monthly interest payments thereafter,  due November 11, 1999,  collateralized by
excess  cash  flow  of  fifteen   properties   located   throughout  the  United
States..........................................................................                           -             45,260

Mortgage,  6.83%, monthly installments of $218 including interest, due June 6,
2006, collateralized  by property in Niagara Falls NY...........................                           -             30,832

Mortgage,  6.93%,  monthly  installments  of $221 including  interest,  due
November  1,  2000, collateralized by property located in Williamsburg, VA......                           -             23,754

Mortgage,  6.91%, monthly installments of $93 including interest,  due June
10, 2001, collateralized  by  property located  in Birch Run, MI................                           -             10,952

Term  loan,  LIBOR  plus  1.95%,   7.23%  at  December 31,   1998,  monthly
interest-only  payments through April 10, 1998;  monthly  principal and interest payments thereafter,  due February 13, 2000,  collateralized by excess cash flow
of three properties located  throughout the United States.......................                           -              2,688
                                                                                                  ----------         ----------
                                                                                                  $1,227,770         $1,184,607
                                                                                                  ==========         ==========
====================================================================================================================================

     At December 31, 1999, unused commitments available for borrowings under various loan facilities were $13,546 in the aggregate. Interest costs are summarized as follows:

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                            1999         1998        1997
 -----------------------------------------------------------------------------------------------------------------------------------
 Interest incurred..............................................................                  $94,201      $63,630     $36,436
 Interest capitalized...........................................................                   (4,646)      (5,793)     (4,056)
 Amortization of deferred financing costs and interest
    rate protection contracts...................................................                    4,379        2,867       3,742
                                                                                                  -------      -------     -------

 Interest expense...............................................................                  $93,934      $60,704     $36,122
                                                                                                  =======      =======     =======

 Interest paid..................................................................                  $94,046      $61,114     $36,424
                                                                                                  =======      =======     =======

 ===================================================================================================================================

     The scheduled maturities, excluding acceleration provisions, of bonds and notes payable at December 31, 1999 were as follows:

 -------------------------------------------------------------------------------
 Years ended December 31,
 -------------------------------------------------------------------------------
 2000..........................................................       $ 95,732
 2001..........................................................        229,632
 2002..........................................................         79,666
 2003..........................................................        349,913
 2004..........................................................         53,820
 Thereafter....................................................        451,907
                                                                    ----------
                                                                    $1,260,670
                                                                    ==========
 ===============================================================================

     Bonds and notes payable include unamortized debt premiums of $17,303 in the aggregate at December 31, 1999. Debt premiums are being amortized over the terms of the related debt instruments in accordance with the effective interest method. Additionally, interest incurred reflects amortization of debt premiums of $4,406 and $2,153 for the years ended December 31, 1999 and 1998, respectively. The aggregate carrying amount of bonds and notes payable at December 31, 1999 approximated their fair value. At December 31, 1999, the aggregate carrying amount of rental property collateralizing bonds and notes payable was $1,738,012.

     On December 8, 1999, the Company refinanced the existing mortgage indebtedness on Prime Outlets at Williamsburg (the "Williamsburg Center") with a $42,500 loan facility from a financial institution. At closing, the Company received an initial funding of $32,500 (the "Initial Funding") and a commitment, subject to various conditions, for up to $10,000 (the "Final Draw") to finance a planned expansion to the Williamsburg Center. The Initial Funding generated net cash proceeds of $9,077 after the repayment in full of $22,405 of existing mortgage indebtedness and closing costs. The Final Draw is expected to be made in a single advance subject to satisfaction of certain conditions, including the substantial completion of the expansion to the Williamsburg Center. In connection with the debt refinancing, the Company incurred an extraordinary loss of $159, net of minority interests of $40. The loan facility consists of an interim loan (the "Interim Loan") and a permanent loan (the "Permanent Loan"). The Interim Loan (i) bears interest at 30-day LIBOR plus 2.5%, (ii) requires monthly interest-only payments, (iii) is collateralized by a first mortgage on the Williamsburg Center, and (iv) matures on January 11, 2002. The Interim Loan may be converted to the Permanent Loan subject to satisfaction of certain conditions. The Permanent Loan would (i) bear interest at a fixed-rate equal to prevailing market rates, (ii) require monthly principal and interest payments pursuant to a 25-year amortization schedule, (iii) be collateralized by a first mortgage on the Williamsburg Center, and (iv) have a term of 10 years.

     On November 15, 1999, the Company closed on a $20,000 subordinated loan (the "Subordinated Loan") from an institutional lender. The Subordinated Loan
(i) bears interest at a fixed-rate of 15.0%, (ii) requires monthly interest-only payments, (iii) matures on June 30, 2000, and (iv) is secured by a pledge of a security interest in certain of the Company's ownership interests in, and the available cash flow from five outlet centers, including Prime Outlets of Puerto Rico, which is currently under construction. This collateral is also pledged to secure borrowings under the Line of Credit (as defined below). The Company may elect, at its option, to extend the maturity of the Subordinated Loan to December 31, 2000.

     On November 12, 1999, the Company closed on $55,000 term loan (the "$55,000 Term Loan") from a financial institution. The $55,000 Term Loan (i) bears interest at 30-day LIBOR plus 6.0%, (ii) requires monthly principal and interest payments, and (iii) matures in two years. The $55,000 Term Loan was issued by Prime Retail Capital I, L.L.C. ("PRC"), a newly-formed wholly-owned subsidiary of Prime Retail, L.P., and is secured by the excess cash flow from 15 outlet centers after the payment of senior debt service and reserves under an existing $349,797 first mortgage loan. The $55,000 Term Loan also is secured by a pledge of PRC's 49.9% limited partnership interest in partnerships that own twelve of those outlet centers and Prime Retail, L.P.'s 100% equity interest in PRC. The $55,000 Term Loan is unconditionally guaranteed by Prime Retail, L.P. and Prime Retail, Inc. The Company used the net cash proceeds from the $55,000 Term Loan to repay $40,944 of short-term indebtedness and to repay a portion of the borrowings under the Line of Credit.

     On September 29, 1999, the Company received $40,000 of proceeds from a line of credit facility (the "Line of Credit") with a group of institutional lenders. These proceeds were used to repurchase the Company's Series C Preferred Stock. The Line of Credit (i) bore interest at a fixed-rate of 11.0%, (ii) required monthly interest-only payments, and (iii) matured in nine months. The Line of Credit was repaid in full on November 19, 1999. In connection with the repayment of the Line of Credit, the Company incurred an extraordinary loss on the early extinguishment of debt of $717, net of minority interests of $179. The lenders are entitled to receive a cash payment that increases their internal rate of return with respect to amounts advanced under such facility by 4.0% per annum (the "Cash Payment"). Lenders under the Line of Credit also received warrants to purchase a 5% interest in the Company's e-commerce subsidiary, which subsequently ceased all operations effective April 12, 2000 (see Note 14 - "Subsequent Event").

     On July 11, 1999, the Company's $20,000 unsecured line of credit (the "Corporate Line") was renewed and increased to $25,000. The purpose of the Corporate Line is to provide working capital to facilitate the funding of short-term operating cash needs of the Company. The Corporate Line bears an interest rate of 30-day LIBOR plus 2.50% and matures on July 11, 2000. At December 31, 1999, the Corporate Line had an outstanding principal balance of $22,175.

     On April 27, 1999, the Company closed on a $63,000 debt financing with a financial institution that provided approximately $27,900 of net proceeds. The $63,000 note is (i) collateralized by a first mortgage on Prime Outlets at Niagara Falls USA, (ii) bears interest at a fixed rate of 7.604%, (iii) requires monthly principal and interest payments of $450 pursuant to a 30-year amortization schedule, and (iv) matures in 10 years. In connection with the debt refinancing, the Company incurred an extraordinary loss on early extinguishment of debt of $2,106, net of minority interests of $534.

     As of December 31, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,722 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

     On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of December 31, 1999, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $28,938 at December 31, 1999, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Debt Covenants

     Certain of the Company's debt obligations require compliance with various financial loan covenants including, but not limited to, those relating to the Company's (i) total outstanding variable interest rate indebtedness, (ii) total outstanding indebtedness to total market value, as defined, (iii) consolidated net worth, as defined, and (iv) debt service and fixed charge coverage ratios, as defined.

     As a result of its financial results for the quarter ended December 31, 1999, the Company is not in compliance with a financial covenant contained in two of its credit facilities, the Subordinated Loan and a $40,000 unsecured revolving loan (the "Unsecured Revolving Loan"). Neither of the loans has been accelerated nor was notice of the respective lender's intention to accelerate the maturity of the loans received by the Company. The Company entered into an amendment to the Subordinated Loan on February 23, 2000 which waived the covenant violation as of December 31, 1999 and modified the covenant terms through the Subordinated Loan's maturity date. The Company is currently in discussions with the Unsecured Revolving Loan lender to obtain a waiver and/or amend the loan; however, there can be no assurance as to whether and when the Company will obtain any such waiver or amendment. Furthermore, the Company's failure to obtain from its independent auditor's an unqualified report with respect to its consolidated financial statements will also constitute a default under these two credit facilities.

     In addition, noncompliance with the covenants described above has triggered certain cross-default provisions with respect to several of the Companys other debt instruments, including the Subordinated Loan, the $55,000 Term Loan and the Fixed Rate Bonds. None of these loans have been accelerated nor was a notice of the respective lender's intent to accelerate received by the Company. Management is currently in discussion with the affected lenders to obtain a resolution of the cross-default provisions. If the Company is unable to obtain such waiver or amendment to the Unsecured Revolving Loan and reach resolution with certain other lenders, the Company will look to (i) obtain alternative financing from other financial institutions, or (ii) the potential sale of assets or a joint venture interest in certain outlet centers as sources of cash to repay the amounts outstanding under such loans. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Although the Company continues to maintain its regularly scheduled payments under all of its indebtedness, there can be no assurance that one or all of the affected lenders will not declare a default and accelerate the maturity of such indebtedness. Additionally, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels; the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue; and risks associated with refinancing the Company's current debt obligations or obtain new financing under terms as favorable as the Company has experienced in prior periods.

Note 7 - Minority Interests

     In conjunction with the formation of the Company and the Operating Partnership, the predecessor owners contributed interests in certain properties to the Operating Partnership and, in exchange, received 8,505,472 limited partnership interests in the Operating Partnership ("Common Units"). Additionally, 3,782,121 Common Units were issued in June 1998 in connection with the Company's merger with Horizon. Subject to certain conditions, each Common Unit held by a Limited Partner may be exchanged for one share of Common Stock or, at the option of the Company, cash equal to the fair market value of a share of Common Stock at the time of exchange.

     During 1999 and 1998, 471,923 and 975,462 Common Units, respectively, were exchanged for shares of Common Stock. As of December 31, 1999, 10,840,208 Common Units were issued and outstanding. Minority interests also includes interests in two property partnerships that are not wholly owned by the Company. During the years ended December 31, 1999, 1998 and 1997, expenses totaling $11,752, $3,035, and $1,468, respectively, related solely to the operation of the Company were allocated only to the common shareholders. Such allocation is consistent with the federal and state tax treatment of these expenses.

     During the year ended December 31, 1999, cash distributions paid to minority interest totaled $12,976, minority interests conversions to common stock totaled $6,990 and income allocated to minority interests totaled $2,339, net of an $887 allocation of extraordinary losses. In addition, the minority interests' balance was reduced by $3,351 in connection with the sale of a joint venture property. During the years ended December 31, 1999 and 1997, cash distributions and losses allocated to minority interests reduced the minority interests' balance related to Common Units to zero. After reducing the minority interests' balance to zero, all cash distributions related to Common Units are treated as income allocated to minority interests.

     At December 31, 1999 and 1998, loans to certain limited partners, aggregating $1,188 and $2,375, respectively, were reported as a reduction in minority interests in the Consolidated Balance Sheets.

Note 8 - Shareholders' Equity

     The Company is authorized to issue up to (i) 150,000,000 shares of common stock and (ii) 24,315,000 shares of preferred stock in one or more series. At December 31, 1999, 43,368,620 shares of common stock, 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock were issued and outstanding.

     The Senior Preferred Stock and Series B Convertible Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon.

     Dividends on the Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends on the Series B Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or
(ii) the dividends on the number of shares of Common Stock into which a share of Series B Convertible Preferred Stock will be convertible at the conversion price of $20.90 per share of Common Stock. At December 31, 1999, there were 9,363,786 shares of Common Stock reserved for future issuance upon conversion of the Series B Convertible Preferred Stock.

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

     During the year ended December 31, 1999, a redemption discount of $13,338 representing the excess of the carrying amount of the Series C Preferred Stock over its redemption amount is reflected in the Consolidated Statements of Operations as a loss allocated to preferred shareholders.

     In order to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 95.0% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions in accordance with the requirements of the Internal Revenue Code of 1986, as amended, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

     The Company's current policy with respect to common stock distributions is to only make payments to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections, it does not expect to pay any distributions on its common stock or common units of limited partnership interest in Prime Retail, L.P. during 2000. With respect to distributions on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock, the Board of Directors considered and did not declare a quarterly distribution on such preferred stock due February 15, 2000. The Board of Directors will continue to evaluate the payment of preferred stock distributions on a quarterly basis. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, each series voting separately as a class, have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such two directors will be elected to serve until the earlier of (i) the election and qualification of such directors' successor, or (ii) payment of the dividend arrearage.

     The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant (see Note 6 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements.) The Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. In addition, the Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. Annualized cumulative dividends on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock outstanding as of December 31, 1999 are $6,038 and $16,636, respectively.

Note 9 - Stock Incentive Plans

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

     During 1999, the Company awarded 135,955 shares of restricted Common Stock to certain executive officers. These awards were 25% vested on the date of grant. The restricted shares vest an additional 25% annually until fully vested. In 1999, the Company also awarded 24,000 shares of restricted common stock and granted options to outside directors to purchase 85,000 shares of Common Stock at $9.85 per share. These awards were fully vested at the grant date. The options have a term of 10 years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for employee stock option grants. If the Company had elected to recognize compensation based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, unaudited pro forma net income (loss) and earnings per share would have been as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                    1999            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss.........................................        $(31,376)       $ 15,348        $  7,442
Extraordinary loss..............................................................          (3,518)              -          (2,061)
                                                                                        --------        --------        --------
Net income (loss)...............................................................        $(34,894)       $ 15,348        $  5,381
                                                                                        ========        ========        ========
Net loss applicable to common shares............................................        $(44,856)       $ (9,256)       $ (7,345)
                                                                                        ========        ========        ========
Basic earnings per common share:
    Loss before extraordinary loss..............................................        $  (0.96)       $  (0.26)       $  (0.27)
    Extraordinary loss..........................................................           (0.08)              -           (0.11)
                                                                                        --------        --------        --------
    Net loss....................................................................        $  (1.04)       $  (0.26)       $  (0.38)
                                                                                        ========        ========        ========

Diluted earnings per common share:
    Loss before extraordinary loss..............................................        $  (1.22)       $  (0.26)       $  (0.27)
    Extraordinary loss..........................................................           (0.08)              -           (0.11)
                                                                                        --------        --------        --------
    Net loss....................................................................        $  (1.30)       $  (0.26)         $(0.38)
                                                                                        ========        ========        ========

====================================================================================================================================


     The fair value for these options was estimated at the date of grant using a
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                 1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------------

Risk-free interest rate.........................................................         6.4%          5.0%          5.5%
Dividend yield..................................................................        21.0%         12.0%          8.3%
Volatility factor...............................................................        0.37          0.36          0.36
Weighted average life (in years)................................................        10.0          10.0          10.0

====================================================================================================================================

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

     A summary of the Company's stock option plans for the years ended December 31 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                       1999                             1998                                 1997
                                ----------------------------------------------------------------------------------------------------
                                                    Weighted                         Weighted                              Weighted
                                                     Average                          Average                               Average
                                                    Exercise                         Exercise                              Exercise
                                     Shares          Price            Shares          Price             Shares               Price
------------------------------------------------------------------------------------------------------------------------------------
Beginning of year..........        3,811,067          $14.90         1,148,250         $15.64            903,500             $16.49
Granted....................           85,000            9.85         1,724,575          13.10            246,250              12.53
Transferred (Horizon)......                -               -           959,742          18.62                  -                  -
Cancelled..................         (615,750)          18.37           (21,500)         12.64             (1,500)             11.88
                                   ---------          ------         ---------         ------          ---------             ------

End of year................        3,280,317          $14.12         3,811,067         $14.90          1,148,250             $15.64
Exercisable -                      =========          ======         =========         ======          =========             ======
   end of year.............        2,900,314          $14.22         3,083,570         $15.24          1,017,753             $15.18
                                   =========          ======         =========         ======          =========             ======
====================================================================================================================================


------------------------------------------------------------------------------------------------------------------------------------
                                                      Options Outstanding                                Options Exercisable
                                     -----------------------------------------------------------------------------------------------
                                                              Weighted            Weighted                                 Weighted
                                                               Average             Average                                  Average
             Range of                                        Remaining            Exercise                                 Exercise
          Exercise Price                     Shares        Life in Years            Price                 Shares             Price
------------------------------------------------------------------------------------------------------------------------------------
               $8.50...........              60,000              9.6                 $8.50                 60,000             $8.50
$11.15 to $13.09...............           2,574,417              7.8                 12.60              2,274,414             12.53
$13.60 to $14.19...............             262,490              7.8                 13.91                182,490             13.78
              $19.00...........              35,000              4.2                 19.00                 35,000             19.00
              $23.53...........              13,788              6.3                 23.53                 13,788             23.53
$24.55 to $26.53...............             334,622              0.4                 26.11                334,622             26.11
                                          ---------              ---                ------              ---------            ------
                                          3,280,317              7.0                $14.12              2,900,314            $14.22
                                          =========              ===                ======              =========            ======

====================================================================================================================================

     The weighted fair value of options granted during the years ended December 31, 1999, 1998 and 1997 was $0.96 per share, $0.96 per share, and $1.90 per share, respectively. Under the Company's various plans there were 2,279,425 and 1,748,675 shares reserved for future grants at December 31, 1999 and 1998, respectively.

Note 10 - Lease Agreements

     The Company is the lessor of retail and office space under operating leases with lease terms that expire from 2000 to 2016. Most leases are renewable for five years at the lessee's option. Future minimum base rent to be received under noncancelable operating leases as of December 31, 1999 were as follows:

 -------------------------------------------------------------------------------
 Years ended December 31,
 -------------------------------------------------------------------------------

 2000................................................................   $160,132
 2001................................................................    131,169
 2002................................................................     97,458
 2003................................................................     66,123
 2004................................................................     36,213
 Thereafter..........................................................     51,211
                                                                        --------
                                                                        $542,306
                                                                        ========

 ===============================================================================

     The Company leases certain land, buildings, and equipment under various noncancelable operating lease agreements. Rental expense for operating leases was $3,699, $1,818, and $1,059 for the years ended December 31, 1999, 1998, and 1997, respectively. Future minimum rental payments, by year and in the aggregate, payable under these noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 1999 consisted of the following:

 -------------------------------------------------------------------------------
 Years ended December 31,
 -------------------------------------------------------------------------------
 2000.............................................................        $3,445
 2001.............................................................         3,376
 2002.............................................................         3,130
 2003.............................................................         2,533
 2004.............................................................         1,525
                                                                         -------
                                                                         $14,009
                                                                         =======
 ===============================================================================

Note 11 - Prime/Estein Joint Venture Transaction

     On August 6, 1999, the Company entered into an agreement (the "Prime/Estein Joint Venture Agreement") to sell three factory outlet centers, including two future expansions in four phases to a joint venture (the "Venture") between an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, and the Company. The Prime/Estein Joint Venture Agreement provided for a total purchase price of $274,000, including (i) the assumption of approximately $151,500 of first mortgage indebtedness, (ii) an $8,000 payment to the Company for a ten-year covenant-not-to-compete and (iii) a $6,000 payment to the Company for a ten-year licensing agreement with the Venture to continue the use of the "Prime Outlets" brand name.

     On November 19, 1999, the Company successfully completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of December 31, 1999 was $10,745 which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration is a $5,500 payment related to the covenant-not-to-compete and a $3,000 payment related to the licensing agreement. The payments to the Company for the covenant-not-to-compete and the licensing agreement are included in accounts payable and other liabilities in the Consolidated Balance Sheet and will be amortized into income over their ten-year lives.

     During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including (i) the assumption of mortgage indebtedness of $32,500, (ii) a $1,250 payment related to the covenant-not-to-compete and (iii) a $1,500 payment related to the licensing agreement. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs and (ii) a promissory note in the amount of $10,000 from the Venture (of which Estein's obligation is $7,000), such amount to be payable on or before the earlier of the closing of the proposed sale of an expansion of the Williamsburg center or December 31, 2000. The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75%. Although the Company expects to close on the sale of Prime Outlets at Hagerstown, including the expansion scheduled to open during the second quarter of 2000, for aggregate consideration of approximately $80,500 on or about May 15, 2000, completion of this transaction, remains subject to various conditions and there can be no assurance as to whether or when this transaction will be consummated. As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown (collectively, the "Held for Sale Properties") as assets held for sale in its Consolidated Balance Sheet. Total revenues and expenses for the Held for Sale Properties were $16,243 and $12,185, respectively, for the year ended December 31, 1999.

Note 12 - Special Charges

     When accounting for the fourth quarter of 1999, the Company determined that certain events and circumstances had occurred during 1999 including, limited leasing success and revised occupancy estimates, which indicated two of the Company's outlet centers (Prime Outlets at Jeffersonville II and Prime Outlets at Oxnard) were permanently impaired. Accordingly, the results of operations for 1999 include a provision for asset impairment of $15,842 representing the write-down of the carrying values of these assets to their estimated fair value in accordance with SFAS No. 121. Additionally, when accounting for the fourth quarter of 1999, the Company recorded a provision for abandoned projects of $16,039 based on management's determination that as of December 31, 1999, the Company's pre-development efforts associated with certain projects were no longer viable.

     The operating results for the Company's Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for the fourth quarter of 1999, the Company decided to discontinue the operations of its Designer Connection outlet stores. Accordingly, the Company recorded non-recurring charges aggregating $3,659 including (i) $1,659 related to the write-off of costs associated with a web-site for Designer Connection and (ii) $2,000 of costs to cover the expected cash and non-cash costs of the closure. The cash and non-cash costs of the closure primarily consists of (i) employee termination costs, (ii) lease obligations, and (iii) the write-down of assets to their net realizable value. The Company expects that the operations of its Designer Connection outlet stores will cease by July 31, 2000.

Note 13 - Legal Proceedings

     In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters, including the matter described below, will not have a material adverse effect on the consolidated financial statements of the Company.

     Company and its affiliates are defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U.S. District Court for the District of Maryland on August 20, 1999. The lawsuit alleges that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The outcome of, and the ultimate liability of the Company, if any, from, this lawsuit cannot currently be predicted. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously.

     The New York Stock Exchange has notified the Company that it is reviewing transactions in the stock of the Company prior to the Company's January 18,2000 press release concerning financial matters.

Note 14 - Subsequent Event

     On April 12, 2000, the Company announced that it has been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations.

     In connection with the discontinuance of eOutlets.com, the Company expects to incur a non-recurring loss of approximately $13,000 in the first quarter of 2000. The non-recurring loss includes (i) the write-off of $3,500 of costs capitalized during 1999 and (ii) approximately $9,500 of costs incurred during 2000, including costs associated with discontinuing the operations of eOutlets.com. In addition, during 1999 the Company incurred expenses of $3,500 related to organizational and other start-up expenditures of eOutlets.com which are reflected in corporate general and administrative expense in the Consolidated Statements of Operations.

                               PRIME RETAIL, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                                 (in thousands)

       Costs Capitalized
                                      Initial Cost      Subsequent to    Gross Amount at Which
                                        to Company       Acquisition    Carried at Close of Period
                                      ---------------  ---------------  ---------------------------
                                              Bldgs &         Bldgs &          Bldgs &               Accum.         Constructed (C)
Description             Encumbrances   Land   Improve  Land   Improve     Land   Improve     Total   Depreciation      Acquired (A)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Anderson   $ 8,755    $1,125   $11,036  $ -    $  443    $1,125  $11,479   $12,604      $  641         Dec. 1997(A)

Prime Outlets at Bend         7,737     2,560     8,476  1,101   4,629     3,661   13,105    16,766         910         Feb. 1997(A)

Prime Outlets at             14,571     3,694    21,370    -       205     3,694   21,575    25,269       1,393         June 1998(A)
Burlington

Prime Outlets at Calhoun     17,816     3,839    24,551    -       164     3,839   24,715    28,554       1,785         June 1998(A)

Prime Outlets at Castle
Rock                         35,317     4,424    47,200  2,717  15,615     7,141    62,815   69,956      11,330         Mar. 1994(A)

Prime Outlets at Conroe      17,397       405    18,714    -       304       405    19,018   19,423       1,419         June 1998(A)

Prime Outlets at Darien      24,890         -         -  3,004  31,424     3,004    31,424   34,428       6,267         July 1995(C)

Prime Outlets at Edinburgh   17,347     2,726    37,952      -   1,671     2,726    39,623   42,349       2,652         June 1998(A)

Prime Outlets at Ellenton    28,926         -         -  5,457  49,073     5,457    49,073   54,530       9,078         Oct. 1991(C)

Prime Outlets at Florida     15,360         -         -  2,875  21,603     2,875    21,603   24,478       5,004        Sept. 1994(C)
City

Prime Outlets at Fremont     14,005     3,250    24,096      -      94     3,250    24,190   27,440       1,495         Jun. 1998(A)

Prime Outlets at Gaffney     31,209         -         -  1,886  32,979     1,886    32,979   34,865       4,449         Nov. 1996(C)

Prime Outlets at
Gainesville                  20,462         -         -    535  30,494       535    30,494   31,029       7,307         Aug. 1993(C)

Prime Outlets at Gilroy      73,293    21,173    95,534      4   1,011    21,177    96,545  117,722       4,727         June 1998(A)

Prime Outlets at Grove
City                         40,586    1,123     58,630      -   3,499     1,123    62,129   63,252       7,450         Nov. 1996(A)

Prime Outlets at Gulfport    19,620        -          -      -  34,307         -    34,307   34,307       5,670         Oct. 1995(C)

Prime Outlets at Hillsboro   30,718    7,121     50,894      -     329     7,121    51,223   58,344       2,805         June 1998(A)

Prime Outlets at Huntley     17,490        -          -  1,506  35,159     1,506    35,159   36,665       6,708        Sept. 1994(C)

Prime Outlets at
Jeffersonville  I            26,067      843     31,084    250  15,216     1,093    46,300   47,393       8,907         Mar. 1994(A)

Prime Outlets at
Jeffersonville  II           19,299      174     21,058      - (13,467)      174     7,591    7,765       1,669         Jun. 1998(A)

Prime Outlets at Kenosha     23,942    6,995     39,558      -   1,154     6,995    40,712   47,707       2,557         Jun. 1998(A)

Prime Outlets of Kittery     12,134      820     24,061      -   1,301       820    25,362   26,182       1,366         Oct. 1997(A)

Prime Outlets at Latham       1,453      507      1,476      -      23       507     1,499    2,006          80         Oct. 1997(A)

Prime Outlets at Lebanon     19,952        -          -  2,689  30,928     2,689    30,928   33,617       2,568         Apr. 1998(C)

Prime Outlets at Lee         26,855    8,035     31,656      -   1,343     8,035    32,999   41,034        3,162        Jun. 1998(A)

Prime Outlets at Lodi        25,912    1,013     21,455    707  13,825     1,720    35,280   37,000        3,702       Sept. 1997(A)

Prime Outlets at Loveland    22,410    6,400     33,244      -     121     6,400    33,365   39,765        5,052        Nov. 1996(A)

Melrose Place                 2,000        -          -    499   1,884       499     1,884    2,383          829        Aug. 1987(C)

Prime Outlets at Michigan
City                         50,574    7,241     77,027      -     831     7,241    77,858   85,099        4,525        June 1998(A)

Prime Outlets at
Morrisville                   9,256       -           -  2,502   21,720    2,502    21,720   24,222        6,054        Oct. 1991(C)



                               PRIME RETAIL, INC.

      SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                                December 31, 1999
                                 (in thousands)

                                                      Costs Capitalized
                                      Initial Cost      Subsequent to    Gross Amount at Which
                                        to Company       Acquisition    Carried at Close of Period
                                      ---------------  ---------------  ---------------------------
                                              Bldgs &         Bldgs &          Bldgs &               Accum.         Constructed (C)
Description             Encumbrances   Land   Improve  Land   Improve     Land   Improve     Total   Depreciation      Acquired (A)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Naples  $10,651    $2,753   $15,602     $5   $2,769     $2,758  $18,371  $21,129       $2,604          Mar. 1994(A)

Prime Outlets at Niagara
Falls USA                 62,693     7,247    82,842      -    1,247      7,247   84,089   91,336        4,586          Dec. 1997(A)

Northgate Plaza            6,239     3,626    11,630      -      149      3,626   11,779   15,405        1,964          Mar. 1994(A)

Prime Outlets at Odessa   14,351       815    31,311      -    1,611        815   32,922   33,737        5,088          Nov. 1996(A)

Prime Outlets at Oshkosh  14,417     2,160    26,895      -      431      2,160   27,326    29,486       2,164          June 1998(A)

Prime Outlets at
Perryville                10,157     3,089   16,287       -      152      3,089   16,439    19,528         938          June 1998(A)

Prime Outlets at Pismo
Beach                     13,007     9,048   17,617       -      147      9,048   17,764    26,812       1,145          June 1998(A)

Prime Outlets at Post
Falls                     11,509     3,100   12,163       -      103      3,100   12,266    15,366       1,003          Feb. 1997(A)

Prime Outlets at
Queenstown                18,923     4,422   35,592       -      674      4,422   36,266    40,688       1,831          June 1998(A)

Prime Outlets at San
Marcos                    41,840         -        -    6,091   57,449     6,091   57,449    63,540      12,690          Aug. 1990(C)

Prime Outlets at Sedona    6,867     1,924    9,099      750      146     2,674    9,245    11,919         707          Feb. 1997(A)

Prime Outlets at
Silverthorne              25,562     9,294   34,932        -      323     9,294   35,255    44,549       2,112          June 1998(A)

Prime Outlets at Tracy    13,245     6,170   16,715        -      254     6,170   16,969    23,139       1,301          June 1998(A)

Prime Outlets at Vero
Beach                     26,950     4,530   41,878        -    2,543     4,530   44,421    48,951       3,456          Jun. 1998(A)

Prime Outlets at
Warehouse Row             23,900         -        -    1,175   33,032     1,175   33,032    34,207      12,287          Nov. 1989(C)

Prime Outlets at Waterloo 40,733     1,927   60,658        -      613     1,927   61,271    63,198       3,802          June 1998(A)

Western Plaza             10,590         -        -    2,000    7,246     2,000    7,246     9,246       1,496          June 1993(A)

Prime Outlets at Woodbury 17,967     2,528   27,645        -     (306)    2,528   27,339    29,867       1,477          June 1998(A)

Property Under Development 7,400         -        -        -   66,581         -   66,581    66,581           -          Under
                                                                                                                        Construction
Other Property                 -         -    1,588        -   10,126         -   11,714    11,714       1,742          Mar. 1994 -
                     -----------  -------- ---------- ------  -------- -------- ---------- ---------   --------         Dec. 1998(A)

                     $ 1,052,354  $146,101 $1,121,526 $35,753 $523,171 $181,854 $1,644,697 $1,826,551  $183,954
                     ===========  ======== ========== ======= ======== ======== ========== ==========  ========



     At December 31, 1999, the Company had two properties, Prime Outlets at Hagerstown and Prime Outlets at Williamsburg, classified as held for sale with a combined value of $97,639. The two properties have mortgage notes payable of $71,060 outstanding at December 31, 1999.

                               PRIME RETAIL, INC.

        Notes to Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 1999

                                 (in thousands)

     Depreciation on building and improvements is calculated on a straight-line basis over the estimated useful lives of the asset as follows:

Land improvements.......................................................20 years
Buildings and improvements..................................Principally 40 years
Tenant improvements........................................Term of related lease
Furniture and equipment..................................................5 years

     The aggregate cost for federal income tax purposes was $1,719,218 at December 31, 1999.

                                                                                               Investment in Rental Property
                                                                                                  Year Ended December 31
                                                                                      ------------------------------------------
                                                                                              1999            1998          1997
                                                                                      ------------   -------------  ------------
Balance, beginning of year......................................................        $2,015,722        $904,782      $640,759
Retirements.....................................................................            (4,727)           (880)         (718)
Acquisitions....................................................................                 -       1,013,231       191,345
Improvements....................................................................            89,969         145,174        73,773
Dispositions....................................................................          (138,321)        (46,585)         (377)
Transfer to assets held for sale................................................          (108,968)              -             -
Provision for asset impairment on rental properties.............................           (13,572)              -             -
Provision for abandoned projects on rental properties...........................           (13,552)              -             -
                                                                                        ----------      ----------     ---------
Balance, end of year............................................................        $1,826,551      $2,015,722      $904,782
                                                                                        ==========      ==========     =========




                                                                                                  Accumulated Depreciation
                                                                                                    Year Ended December 31
                                                                                        -----------------------------------------
                                                                                              1999            1998           1997
                                                                                        ------------   -------------  ------------
Balance, beginning of year......................................................          $127,747         $82,033       $57,674
Retirements.....................................................................            (4,727)           (880)         (718)
Other...........................................................................               346             134            22
Dispositions....................................................................            (6,787)         (5,178)            -
Transfer to assets held for sale................................................            (5,502)              -             -
Depreciation for the year.......................................................            72,877          51,638        25,055
                                                                                         ---------        --------       -------
Balance, end of year............................................................          $183,954        $127,747       $82,033
                                                                                         =========        ========       =======
