Form 10-Q
period 2000-03-31
PRIME RETAIL INC/BD/
filed 2000-05-15
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2000

                                                              or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ----------- to--------


                        Commission file number 001-13301
--------------------------------------------------------------------------------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Maryland                                              38-2559212
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


      100 East Pratt Street
      Nineteenth Floor
      Baltimore, Maryland                                   21202
---------------------------------           ------------------------------------
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

Yes              No  X
     ---            ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of May 12, 2000, the issuer had outstanding 43,397,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 2000 and
       December 31, 1999 ...............................................     1

     Consolidated Statements of Operations for the three months
       ended March 31, 2000 and 1999....................................     2

     Consolidated Statements of Cash Flows for the three
       months ended March 31, 2000 and 1999.............................     3

     Notes to the Consolidated Financial Statements.....................     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................     8

Item 3. Quantitative and Qualitative Disclosures About Market Risk......    22

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................    23

Item 2.  Changes in Securities..........................................    23

Item 3.  Defaults Upon Senior Securities................................    23

Item 4.  Submission of Matters to a Vote of Security Holders............    23

Item 5.  Other Information..............................................    23

Item 6.  Exhibits or Reports on Form 8-K................................    23

Signatures..............................................................    24

                               Prime Retail, Inc.

                           Consolidated Balance Sheets

                (Amounts in thousands, except share information)


 -------------------------------------------------------------------------------
                                            March 31, 2000    December 31, 1999
 -------------------------------------------------------------------------------

 Assets

 Investment in rental property:
    Land.............................           $ 181,916          $ 181,854
    Buildings and improvements.......           1,564,780          1,560,710
    Property under development.......              81,682             66,581
    Furniture and equipment..........              14,696             17,406
                                               ----------         ----------
                                                1,843,074          1,826,551
    Accumulated depreciation.........            (199,823)          (183,954)
                                               ----------         ----------
                                                1,643,251          1,642,597
 Cash and cash equivalents...........                 776              7,343
 Restricted cash.....................              28,755             28,131
 Accounts receivable, net............              18,220             18,926
 Deferred charges, net...............              12,566             13,503
 Assets held for sale................              41,389             97,639
 Due from affiliates, net............               5,434              4,140
 Investment in partnerships..........              23,234             18,941
 Other assets........................              34,868             24,838
                                               ----------         ----------
          Total assets...............          $1,808,493         $1,856,058
                                               ==========         ==========

 Liabilities and Shareholders' Equity

 Bonds payable.......................           $  32,900           $ 32,900
 Notes payable (See Note 3)..........           1,192,051          1,227,770
 Accrued interest....................               8,633              8,033
 Real estate taxes payable...........              12,690             10,700
 Construction costs payable..........               4,738              5,123
 Accounts payable and other liabilities            71,011             73,340
                                               ----------         ----------
          Total liabilities..........           1,322,023          1,357,866

 Minority interests..................               1,502              1,505
 Shareholders' equity:
    Shares of preferred stock, 24,315,000
      shares authorized:
    10.5% Series A Senior Cumulative Preferred
      Stock, $.01 par value (liquidation
      preference of $59,764), 2,300,000 shares
      issued and outstanding.........                  23                 23
    8.5% Series B Cumulative Participating
      Convertible Preferred Stock, $.01 par
      value (liquidation preference of
      $201,941), 7,828,125 shares issued and
      outstanding.....................                 78                 78
    Shares of common stock, 150,000,000 shares
    authorized:
    Common stock, $.01 par value,
      43,397,916 and 43,368,620 shares issued
      and outstanding, respectively...                434                434
    Additional paid-in capital........            709,122            709,122
    Distributions in excess of
      net income......................           (224,689)          (212,970)
                                              -----------         ----------

       Total shareholders' equity.....            484,968            496,687
                                              -----------         ----------
       Total liabilities and
        shareholders' equity..........        $ 1,808,493         $1,856,058
                                              ===========         ==========

 ===============================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                    (in thousands, except share information)

--------------------------------------------------------------------------------
Three months ended March 31,                           2000                 1999
--------------------------------------------------------------------------------
 Revenues

 Base rents..................................      $ 44,248             $ 49,302
 Percentage rents............................         1,487                2,062
 Tenant reimbursements.......................        22,012               23,688
 Interest and other..........................         5,094                3,291
                                                   --------             --------
   Total revenues............................        72,841               78,343

 Expenses

 Property operating..........................        17,532               18,937
 Real estate taxes...........................         5,731                5,567
 Depreciation and amortization...............        16,237               18,259
 Corporate general and administrative........         5,433                2,787
 Interest....................................        24,023               21,262
 Loss on eOutlets.com........................        12,964                    -
 Loss on Designer Connection.................         1,079                  345
 Other charges...............................         1,529                1,888
                                                   --------             --------
    Total expenses...........................        84,528               69,045
                                                   --------             --------

 Income (loss) before minority interests.....       (11,687)               9,298
 Income allocated to minority interests......           (32)                   -
                                                   --------             --------
 Net income (loss)...........................       (11,719)               9,298
 (Income) loss allocated to preferred
  shareholders...............................        (5,668)               7,800
                                                   --------             --------
 Net income (loss) applicable to common shares    $ (17,387)            $ 17,098
                                                  =========             ========

 Earnings (loss) per common share (2):

     Basic ..................................       $ (0.40)             $  0.40
                                                  =========             ========
     Diluted.................................       $ (0.40)             $  0.06
                                                  =========             ========
 Weighted average common shares outstanding

     Basic...................................        43,379               42,951
                                                  =========             ========
     Diluted.................................        43,379               58,376
                                                  =========             ========
 Distributions declared per common share.....       $     -             $  0.295
                                                  =========             ========

================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)


--------------------------------------------------------------------------------
Three months  ended March 31,                             2000             1999
--------------------------------------------------------------------------------

Operating Activities
Net income (loss)................................     $(11,719)         $ 9,298
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Income allocated to minority interests.........           32                -
   Depreciation..................................       16,070           18,074
      Amortization of deferred financing costs
       and interest rate protection contracts....          845              650
      Amortization of leasing commissions........          167              185
      Provision for uncollectible accounts
       receivable................................        1,028            1,054
      Loss on eOutlets.com.......................       12,964                -
      Gain on sale of land.......................       (2,471)               -
Changes in operating assets and liabilities:
    Increase in accounts receivable..............         (322)          (4,579)
   (Increase) decrease in other assets...........       (2,149)             204
   Increase (decrease) in other liabilities......       (5,283)             262
   Increase (decrease) in accrued interest.......          600           (2,567)
                                                      --------          -------
      Net cash provided by operating activities..        9,762           22,581

Investing Activities
Additions to investment in rental property.......      (11,083)         (10,462)
Increase in property under development...........      (17,637)          (9,197)
Proceeds from sale of land.......................        4,622                -
Proceeds from sale of outlet center..............       11,063                -
                                                      --------          -------
      Net cash used in investing activities......      (13,035)         (19,659)

Financing Activities
Proceeds from notes payable......................        9,066           34,587
Principal repayments on notes payable............      (12,285)         (19,600)
Deferred financing fees..........................          (75)            (444)
Distributions and dividends paid.................            -          (19,650)
Distributions to minority interests..............            -           (3,250)
                                                      --------          -------
      Net cash used in financing activities......       (3,294)          (8,357)
                                                      --------          -------
Decrease in cash and cash equivalents............       (6,567)          (5,435)
Cash and cash equivalents at beginning of period.        7,343            5,765
                                                      --------          -------
Cash and cash equivalents at end of period.......     $    776          $   330
                                                      ========          =======


================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:

The following assets and liabilities were sold in connection with the sale of Prime Outlets at Williamsburg on February 23, 2000:

    Book value of assets disposed, net........................        $  53,563
    Cash received.............................................          (11,063)
    Promissory note received..................................          (10,000)
                                                                      ---------
    Debt disposed.............................................        $  32,500
                                                                      =========


================================================================================

See accompanying notes to financial statements

                               Prime Retail, Inc.
                   Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 - Interim Financial Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results which may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail, Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 1999.

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

Note 2 - Earnings Per Share

     Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) shares of Series B Convertible Preferred Stock were converted into shares of Common Stock. For the three months ended March 31, 2000, the effect of all exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS. For the three months ended March 31, 1999, a redemption discount and dividends aggregating $13,782 related to the Company's repurchase of its Series C Preferred Stock were excluded from the numerator and incremental shares of 15,413 were included in the denominator, related to the assumed conversion of Series C Preferred Stock and Common Units, of the computation of diluted EPS. For the three months ended March 31, 1999, the effect of all other exercises and conversions was anti-dilutive and, therefore, was excluded from the computation of diluted EPS.

     At March 31, 2000 and 1999, loans to certain limited partners, aggregating $594 and $1,188, respectively, were reported as a reduction in minority interests in the Consolidated Balance Sheets.

Note 3 - Notes Payable

     As of March 31, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,651 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

     On April 1, 1998, Horizon Group, Inc. ("Horizon") consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of March 31, 2000, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $28,885 at March 31, 2000, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

     Certain of the Company's debt obligations require compliance with various financial loan covenants including, but not limited to, those relating to the Company's (i) total outstanding variable interest rate indebtedness, (ii) ratio of total outstanding indebtedness to total market value, as defined, (iii) consolidated net worth, as defined, and (iv) debt service and fixed charge coverage ratios, as defined.

     As a result of its financial results for the quarter ended March 31, 2000, the Company is not in compliance with financial covenants contained in three of its credit facilities. The loans have not been accelerated nor has notice of the respective lender's intention to accelerate been received by the Company. The Company has received a waiver and amendment to one of its facilities enabling the Company to maintain continued compliance under such indebtedness. The Company is currently in discussions with the other lenders to receive a waiver and/or amend the loans; however, there can be no assurance as to whether and when the Company will receive any such waiver or amendment.

     In addition, noncompliance with the covenants described above triggered certain cross-default provisions with respect to several of the Company's other debt instruments, including a $20,000 subordinated loan and $28,250 of fixed rate tax-exempt revenue bonds. None of these loans has been accelerated nor has a notice of the respective lender's intent to accelerate been received by the Company. Management is currently in discussion with the affected lenders to obtain a resolution of the cross-default provisions; however, there can be no assurance as to whether and when the Company will obtain a resolution.

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

     Although the Company continues to maintain its regularly scheduled payments under all of its indebtedness, there can be no assurance that one or all of the affected lenders will not declare a default and accelerate the maturity of such indebtedness. Additionally, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels; the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue; and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

Note 4 - Prime/Estein Joint Venture Transaction

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

     On November 19, 1999, the Company successfully completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of December 31, 1999 was $10,745 which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration is a $5,500 payment related to the covenant-not-to-compete and a $3,000 payment related to the licensing agreement. The payments to the Company for the covenant-not-to-compete and the licensing agreement are included in accounts payable and other liabilities in the Consolidated Balance Sheet and will be amortized into income over their ten-year lives.

     During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of

     Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including (i) the assumption of mortgage indebtedness of $32,500, (ii) a $1,250 payment related to the covenant-not-to-compete and (iii) a $1,500 payment related to the licensing agreement. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Venture, such amount to be payable on or before the earlier of the closing of the proposed sale of an expansion of the Williamsburg center or December 15, 2000. The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75%. Although the Company expects to close on the sale of Prime Outlets at Hagerstown, including the expansion which opened during the second quarter of 2000, for aggregate consideration of approximately $80,500 during the second quarter of 2000, completion of this transaction remains subject to various conditions and there can be no assurance as to whether or when this transaction will be consummated. As of March 31, 2000, the Company classified $41,389 representing the aggregate carrying value of Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet. As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet.

Note 5 - Shareholders' Equity

     The Company is authorized to issue up to (i) 150,000,000 shares of common stock and (ii) 24,315,000 shares of preferred stock in one or more series. At March 31, 2000, 43,397,916 shares of common stock, 2,300,000 shares of 10.5%
Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 7,828,125 shares of 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock") were issued and outstanding.

     Dividends on the Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends on the Series B Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or
(ii) the dividends on the number of shares of Common Stock into which a share of Series B Convertible Preferred Stock will be convertible at the conversion price of $20.90 per share of Common Stock. At March 31, 2000, there were 9,363,786 shares of Common Stock reserved for future issuance upon conversion of the Series B Convertible Preferred Stock.

     The Senior Preferred Stock and Series B Convertible Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon. As of March 31, 2000, unpaid dividends for the period November 16, 1999 through March 31, 2000 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $2,264 and $6,238, respectively.

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

     The Company's current policy with respect to common stock distributions is to only make payments to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections, it does not expect to pay any distributions on its common stock or common units of limited partnership interest in Prime Retail, L.P. during 2000. With respect to distributions on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock, the Board of Directors did not declare a quarterly distribution on such preferred stock due February 15, 2000 and May 15, 2000. Therefore, the Company is in arrears on its Preferred Stock distributions due February 15, 2000 and May 15, 2000. The Board of Directors will continue to evaluate the payment of preferred stock distributions on a quarterly basis. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, each series voting separately as a class, have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such two directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

     The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant. In addition, the Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. Annualized dividends on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock outstanding as of March 31, 2000 are $6,038 and $16,636, respectively.

Note 6  - eOutlets.com

     On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations.

     In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $12,964 in the first quarter of 2000. The non-recurring loss includes (i) the write-off of $3,497 of costs capitalized during 1999 and
(ii) $9,467 of costs incurred during the three months ended March 31, 2000, including costs associated with discontinuing the operations of eOutlets.com.

Note 7 - Legal Proceedings

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

Cautionary Statements

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the risk that the Company may be unable to obtain waivers or amendments to the provisions of its credit agreements that are presently in default or to refinance the indebtedness outstanding under such agreements in the event they are accelerated; the effects of future events on the Company's financial performance; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's planned asset sales; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties; risks associated with litigation; and risks associated with newly arising competition from web-based retailers.

Outlet Portfolio

     The Company grew to its present size, a process largely completed by the end of 1999, by developing and acquiring outlet centers and expanding its existing outlet centers. As summarized in TABLE 1, the Company's outlet portfolio consisted of 51 outlet centers totaling 14,767,000 square feet of gross leasable area ("GLA") at March 31, 2000, compared to 50 operating manufacturers' outlet centers totaling 14,369,000 square feet of GLA at March 31, 1999. The increase in the number of outlet centers and the GLA in the Company's outlet portfolio are collectively referred to as the "Portfolio Expansion."

     On November 19, 1999, the Company sold Prime Outlets at Birch Run, which contains 724,000 square feet of GLA, to a joint venture partnership with an unrelated party, (the "Prime/Estein Venture"). Additionally, on February 23, 2000, the Company sold Prime Outlets at Williamsburg, which contains 274,000 square feet of GLA, to the Prime/Estein Venture. The Company owns a 30% interest in the Prime/Estein Venture. Commencing on the dates of disposition, the Company accounts for the operating results of these outlet centers in accordance with the equity method of accounting. The sales of these outlet centers are collectively referred to as the "Prime/Estein Transaction."

     During 1999, the Company (i) opened two expansions to existing outlet centers totaling 85,000 square feet of GLA and (ii) acquired from Horizon Group Properties, Inc. ("HGP") ownership interests in the Bellport Outlet Center which consists of 292,000 square feet of GLA. In the first quarter of 2000, the Company opened a 68,000 square foot expansion at Prime Outlets at Hagerstown relating to its second home furnishing store operated by The Home Co., in which a 47.6% interest is owned by the Company.

     Between December 31, 1999 and March 31, 2000, the Company's outlet center portfolio experienced a decline in occupancy from 93% to 90%. The decline was primarily attributable to tenant departures subsequent to the holiday shopping season. For comparison, the Company's outlet center portfolio was 95% occupied on March 31, 1999.

                             Portfolio of Properties
                                 March 31, 2000

------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Kittery  - Kittery Maine..............................     I            April 1984         25,000             100%

                                                                           II              May 1984         78,000             100
                                                                          III           August 1989         18,000             100
                                                                           IV              May 1998         10,000             100
                                                                                                           -------             ---
                                                                                                           131,000             100

Prime Outlets at Fremont - Fremont, Indiana............................     I          October 1985        118,000              92
                                                                           II         November 1993         51,000             100
                                                                          III          October 1994         60,000              87
                                                                                                           -------             ---
                                                                                                           229,000              92

Prime Outlets at Birch Run (2) - Birch Run, Michigan................... I-XVI               Various        591,000              97
                                                                        XVII-
                                                                        XVIII                  1997        133,000              96
                                                                                                           -------             ---
                                                                                                           724,000              97

Prime Outlets at Latham - Latham, New York.............................     I           August 1987         43,000              88

Prime Outlets at Michigan City - Michigan City, Indiana................     I         November 1987        199,000             100
                                                                           II              May 1988        130,000              97
                                                                          III             July 1991         36,000              91
                                                                           IV             July 1994         42,000             100
                                                                            V         December 1994         26,000              98
                                                                           VI              May 1995         58,000              96
                                                                                                           -------             ---
                                                                                                           491,000              98

Prime Outlets at Williamsburg (3) - Williamsburg, Virginia.............     I            April 1988         67,000              96
                                                                           II         November 1988         60,000             100
                                                                          III          October 1990         49,000              95
                                                                           IV                  1995         98,000             100
                                                                                                           -------             ---
                                                                                                           274,000              98

Prime Outlets at Kenosha - Kenosha, Wisconsin..........................     I        September 1988         89,000              97
                                                                           II             July 1989         65,000             100
                                                                          III              May 1990        115,000              85
                                                                                                           -------             ---
                                                                                                           269,000              93

Prime Outlets at Silverthorne - Silverthorne, Colorado.................     I         November 1988         95,000              97
                                                                           II         November 1990         75,000              95
                                                                          III         November 1993         88,000              80
                                                                                                           -------             ---
                                                                                                           258,000              91

Prime Outlets at Edinburgh - Edinburgh, Indiana........................     I                  1988        156,000             100
                                                                           II         November 1994        142,000              97
                                                                                                           -------             ---
                                                                                                           298,000              99

Prime Outlets at Burlington - Burlington, Washington ..................     I              May 1989         89,000              84
                                                                           II          October 1989         36,000             100
                                                                          III            April 1993         49,000              97
                                                                                                           -------             ---
                                                                                                           174,000              91

Prime Outlets at Queenstown - Queenstown, Maryland.....................     I             June 1989         67,000              97
                                                                           II             June 1990         55,000             100
                                                                          III          January 1991         16,000              97
                                                                           IV             June 1992         14,000              97
                                                                            V           August 1993         69,000             100
                                                                                                            -------             ---
                                                                                                           221,000              99


                       Portfolio of Properties (continued)
                                 March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Hillsboro - Hillsboro, Texas..........................     I          October 1989         95,000              96%
                                                                           II          January 1992        101,000              95
                                                                          III              May 1995        163,000              92
                                                                                                           -------             ---
                                                                                                           359,000              94

Prime Outlets at Oshkosh - Oshkosh, Wisconsin..........................     I         November 1989        215,000              85
                                                                           II             July 1991         45,000              93
                                                                                                           -------             ---
                                                                                                           260,000              86

Prime Outlets at Warehouse Row (4) - Chattanooga, Tennessee............     I         November 1989         95,000              84

Prime Outlets at Gilroy - Gilroy, California...........................     I          January 1990         94,000              98
                                                                           II           August 1991        109,000              97
                                                                          III          October 1992        137,000              96
                                                                           IV             July 1994        170,000              99
                                                                            V         November 1995         69,000             100
                                                                                                           -------             ---
                                                                                                           579,000              98

Prime Outlets at Perryville - Perryville, Maryland.....................     I             June 1990        148,000              88

Prime Outlets at Sedona - Sedona, Arizona .............................     I           August 1990         82,000             100

Prime Outlets at San Marcos - San Marcos, Texas........................     I           August 1990        177,000              96
                                                                           II           August 1991         70,000              91
                                                                          III           August 1993        117,000              97
                                                                         IIIB         November 1994         20,000              91
                                                                         IIIC         November 1995         35,000              75
                                                                         IIID              May 1998         18,000             100
                                                                            V           August 1999         64,000             100
                                                                                                           -------             ---
                                                                                                           501,000              95

Prime Outlets at Anderson - Anderson, California.......................     I           August 1990        165,000              93

Prime Outlets at Post Falls - Post Falls, Idaho .......................     I             July 1991        111,000              71
                                                                           II             July 1992         68,000              86
                                                                                                           -------             ---
                                                                                                           179,000              77

Prime Outlets at Ellenton - Ellenton, Florida..........................     I         October 1991         187,000              98
                                                                           II          August 1993         123,000              98
                                                                          III         October 1996          30,000             100
                                                                           IV        November 1998         141,000              97
                                                                                                           -------             ---
                                                                                                           481,000              98

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........     I         October 1991         181,000              93
                                                                           II            July 1996           6,000             100
                                                                                                           -------             ---
                                                                                                           187,000              93

Prime Outlets at Naples - Naples/Marco Island, Florida.................     I        December 1991          94,000              83
                                                                           II        December 1992          32,000             100
                                                                          III           March 1998          20,000              98
                                                                                                           -------             ---
                                                                                                           146,000              89

Prime Outlets at Conroe - Conroe, Texas................................     I         January 1992          93,000              91
                                                                           II            June 1994         163,000              90
                                                                          III         October 1994          26,000              79
                                                                                                           -------             ---
                                                                                                           282,000              89

Prime Outlets at Bellport (5) - Bellport, New York.....................     I              May 1992         95,000              85
                                                                           II         November 1996        126,000              83
                                                                          III          October 1997         71,000              60
                                                                                                           -------             ---
                                                                                                           292,000              76




                       Portfolio of Properties (continued)
                                 March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Niagara Falls USA - Niagara Falls, New York...........     I             July 1992        300,000              98%
                                                                           II           August 1995        234,000              89
                                                                                                           -------             ---
                                                                                                           534,000              94

Prime Outlets at Woodbury - Woodbury, Minnesota........................     I            July 1992         129,000              77
                                                                           II        November 1993         100,000              83
                                                                          III          August 1994          21,000              52
                                                                                                           -------             ---
                                                                                                           250,000              77

Prime Outlets at Calhoun - Calhoun, Georgia............................     I         October 1992         123,000              96
                                                                           II         October 1995         131,000              89
                                                                                                           -------             ---
                                                                                                           254,000              93

Prime Outlets at Castle Rock - Castle Rock, Colorado...................     I        November 1992         181,000              95
                                                                           II          August 1993          94,000              93
                                                                          III        November 1993          95,000             100
                                                                           IV          August 1997         110,000              91
                                                                                                           -------             ---
                                                                                                           480,000              95

Prime Outlets at Bend - Bend, Oregon...................................     I        December 1992          97,000             100
                                                                           II       September 1998          35,000              99
                                                                                                           -------             ---
                                                                                                           132,000             100

Prime Outlets at Jeffersonville II - Jeffersonville, Ohio..............     I           March 1993         126,000              68
                                                                           II          August 1993         123,000              43
                                                                          III         October 1994          65,000              64
                                                                                                           -------             ---
                                                                                                           314,000              57

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio...............     I            July 1993         186,000              86
                                                                           II        November 1993         100,000              99
                                                                          IIB        November 1994          13,000              64
                                                                         IIIA          August 1996          35,000              97
                                                                         IIIB           March 1997          73,000             100
                                                                                                           -------             ---
                                                                                                           407,000              92

Prime Outlets at Gainesville - Gainesville, Texas......................     I           August 1993        210,000              80
                                                                           II         November 1994        106,000              88
                                                                                                           -------             ---
                                                                                                           316,000              82

Prime Outlets at Loveland - Loveland, Colorado.........................     I              May 1994        139,000              90
                                                                           II         November 1994         50,000              88
                                                                          III              May 1995        114,000              91
                                                                           IV              May 1996         25,000             100
                                                                                                           -------             ---
                                                                                                           328,000              91

Prime Outlets at Oxnard (6) - Oxnard, California.......................     I             June 1994        148,000              92

Prime Outlets at Grove City - Grove City, Pennsylvania.................     I           August 1994        235,000              97
                                                                           II         November 1994         95,000             100
                                                                          III         November 1995         85,000              96
                                                                           IV         November 1996        118,000              99
                                                                                                           -------             ---
                                                                                                           533,000              98

Prime Outlets at Huntley - Huntley, Illinois...........................     I           August 1994        192,000              92
                                                                           II         November 1995         90,000              71
                                                                                                           -------             ---
                                                                                                           282,000              85


Prime Outlets at Florida City - Florida City, Florida..................     I        September 1994        208,000              81




                       Portfolio of Properties (continued)
                                 March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Pismo Beach  - Pismo Beach, California................     I         November 1994        148,000              88%

Prime Outlets at Tracy  - Tracy, California............................     I         November 1994        153,000              88

Prime Outlets at Vero Beach  - Vero Beach, Florida.....................     I         November 1994        210,000              92
                                                                           II           August 1995        116,000              85
                                                                                                           -------             ---
                                                                                                           326,000              90

Prime Outlets at Waterloo - Waterloo, New York.........................     I            March 1995        208,000              97
                                                                           II        September 1996        115,000              95
                                                                          III            April 1997         68,000              94
                                                                                                           -------             ---
                                                                                                           391,000              96

Prime Outlets at Odessa - Odessa, Missouri.............................     I             July 1995        191,000              87
                                                                           II         November 1996        105,000              56
                                                                                                           -------             ---
                                                                                                           296,000              76

Prime Outlets at Darien (7) - Darien, Georgia..........................     I             July 1995        238,000              85
                                                                          IIA         November 1995         49,000              99
                                                                          IIB             July 1996         20,000             100
                                                                                                           -------             ---
                                                                                                           307,000              88

Prime Outlets at New River (6) - Phoenix, Arizona......................     I        September 1995        217,000              93
                                                                           II        September 1996        109,000              79
                                                                                                           -------             ---
                                                                                                           326,000              89

Prime Outlets at Gulfport (8) - Gulfport, Mississippi..................     I         November 1995        228,000              91
                                                                          IIA         November 1996         40,000              78
                                                                          IIB         November 1997         38,000              84
                                                                                                           -------             ---
                                                                                                           306,000              88

Prime Outlets at Lodi - Burbank, Ohio..................................     I         November 1996        205,000              90
                                                                          IIA              May 1998         33,000              92
                                                                          IIB         November 1998         75,000              82
                                                                                                           -------             ---
                                                                                                           313,000              88

Prime Outlets at Gaffney - Gaffney, South Carolina.....................     I         November 1996        235,000              91
                                                                           II             July 1998         70,000              92
                                                                                                           -------             ---
                                                                                                           305,000              91

Prime Outlets at Lee  - Lee, Massachusetts.............................     I             June 1997        224,000             100

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................     I            April 1998        208,000              94
                                                                          IIA            March 1999         21,000              79
                                                                                                           -------             ---
                                                                                                           229,000              92

Prime Outlets at Hagerstown (9) - Hagerstown, Maryland.................     I           August 1998        218,000             100
                                                                           II         November 1998        103,000             100
                                                                          IIIA           March 2000         68,000             100
                                                                                                           -------             ---
                                                                                                           389,000             100
                                                                                                           -------             ---
Total Outlet Centers (10)                                                                               14,767,000              90%
                                                                                                        ==========             ===

====================================================================================================================================


Notes:
     (1) Percentage reflects fully executed leases as of March 31, 2000 as a percent of square feet of GLA.
     (2) On November 19, 1999, the Company sold this outlet center to a joint venture partnership with an unrelated party in which the Company owns a 30% interest.
     (3) On February 23, 2000, the Company sold this outlet center to a joint venture partnership with an unrelated party in which the Company owns a 30% interest.
     (4) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space which was 98% leased as of March 31, 2000.
     (5) On September 1, 1999, the Company acquired from HGP 50% of Phase I and 51% of Phases II and III of this outlet center which it owns in joint venture partnerships with unrelated parties.
     (6) The Company owns 50% of this outlet center in a joint venture partnership with an unrelated third party.
     (7) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
     (8) The real property on which this outlet center is located is subject to a long-term ground lease.
     (9) The Company expects to close on the sale of this outlet center during the second quarter of 2000 to a joint venture partnership with an unrelated party in which the Company owns a 30.0% interest.
     (10) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 81% leased as of March 31, 2000.

Results of Operations

     Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999.

Summary

     The Company reported net income (loss) of $(11,719) and $9,298 for the three months ended March 31, 2000 and 1999, respectively. For the three months ended March 31, 2000, the net income (loss) applicable to common shareholders was $(17,387), or $(0.40) per common share on a basic and diluted basis. For the three months ended March 31, 1999, the net income applicable to common shareholders was $17,098, or $0.40 and $0.06 per common share on a basic and diluted basis, respectively.

Revenues

     Total revenues were $72,841 for the three months ended March 31, 2000 compared to $78,343 for the three months ended March 31, 1999, a decrease of $5,502, or 7.0%. Base rents decreased $5,054, or 10.3%, in 2000 compared to 1999. Straight-line rent (expense) income (included in base rents) were $(406) and $209 for the three months ended March 31, 2000 and 1999, respectively. These decreases are primarily due to the Prime/Estein Transactions, a decrease in portfolio occupancy and partially offset by the Portfolio Expansion.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $575, or 27.9%, during the three months ended March 31, 2000 compared to the same period in 1999. This decline was primarily attributable to Prime/Estein Transactions. For the three months ended March 31, 2000, same-space sales in centers owned by the Company increased 5.2% compared to the same period in 1999. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1999. For the three months ended March 31, 2000, same-store sales increased by 0.8% compared to the same period in 1999. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened since January 1, 1999. The weighted average sales per square foot reported by all merchants was $257 for the year ended December 31, 1999. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $1,676, or 7.1%, primarily due to the decrease in portfolio occupancy.

     Interest and other income increased by $1,803, or 54.8%, to $5,094 during the three months ended March 31, 2000 compared to $3,291 for the three months ended March 31, 1999. The increase reflects (i) a $2,472 gain on the sale of outparcel land in Camarillo, CA, (ii) amortization of deferred fees of $283 related to payments made to the Company for a covenant-not-to-compete and licensing agreement, (iii) higher property management fee income of $221 and
(iv) an increase in lease buy-out income of $221. Partially offsetting these items were reductions in (i) equity earnings from investment in partnerships of $701, (ii) temporary tenant income of $588 and (iii) all other ancillary income of $105.

Expenses

     Property operating expenses decreased by $1,405, or 7.4%, to $17,532 for the three months ended March 31, 2000 compared to $18,937 for the same period in 1999. Real estate taxes increased by $164, or 2.9%, to $5,731 for the three months ended March 31, 2000 from $5,567 in the same period in 1999. The decrease in property operating expenses is primarily due to the Prime/Estein Transaction, partially offset by the Portfolio Expansion. The increase in real estate taxes is primarily attributable to increased assessments and the Portfolio Expansion, partially offset by the Prime/Estein Transaction. As shown in TABLE 2, depreciation and amortization expense decreased by $2,022, or 11.1%, to $16,237 for the three months ended March 31, 2000 compared to $18,259 for the same period in 1999. This decrease is primarily due to the Prime/Estein Transaction, partially offset by the Portfolio Expansion.

TABLE 2 - Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended March 31,                         1999                2000
--------------------------------------------------------------------------------

Building and improvements                         $ 8,798             $10,110
Land improvements                                   1,400               1,378
Tenant improvements                                 5,453               6,184
Furniture and fixtures                                419                 402
Leasing commissions                                   167                 185
                                                  -------             -------
      Total                                       $16,237             $18,259
                                                  =======             =======

================================================================================

TABLE 3 - Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended March 31,                        1999                 2000
--------------------------------------------------------------------------------
Interest incurred                                 $24,278             $21,686
Interest capitalized                               (1,100)             (1,074)
Amortization of deferred financing costs              824                 593
Amortization of interest rate protection
 contracts                                             21                  57
                                                  -------             -------
         Total                                    $24,023             $21,262
                                                  =======             =======
================================================================================

     As shown in TABLE 3, interest expense for the three months ended March 31, 2000 increased by $2,761, or 13.0%, to $24,023 compared to $21,262 for the same period in 1999. This increase reflects (i) higher interest incurred of $2,592 and (ii) an increase in amortization of deferred financing costs of $231. Partially offsetting these items was (i) a decrease in amortization of interest rate protection contracts of $36 and (ii) an increase in the amount of interest capitalized in connection with development projects of $26.

     The increase in interest incurred is primarily attributable to (i) an increase of $29,009 in the Company's average debt outstanding during the three months ended March 31, 2000 compared to the same period in 1999 and (ii) an increase in the weighted average interest rate for the three months ended March 31, 2000 compared to the same period in 1999. The weighted average interest rates were 7.84% and 7.17% for the 2000 and 1999 periods, respectively.

     Other charges decreased by $359, or 19.0%, to $1,529. This decrease reflects (i) reduced marketing expenses of $99, (ii) lower ground lease expense of $83, (iii) a lower provision for potentially abandoned projects of $50, (iv) a lower provision for uncollectible accounts receivable of $26 and (v) a decrease in all other miscellaneous charges of $101.

     In connection with re-leasing space to new merchants, the Company incurred $224 and $786 in capital expenditures during the three months ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the three months ended March 31, 2000, net cash provided by operating activities was $9,762, net cash used in investing activities was $13,035, and net cash used in financing activities was $3,294.

     The uses of cash for investing activities during the three months ended March 31, 2000 of $28,720 included (i) costs associated with development and construction of a new center (Prime Outlets of Puerto Rico) and four expansions to existing centers aggregating approximately 449,000 square feet of GLA which are expected to open during 2000 (including two expansions aggregating 165,000 square feet of GLA at Prime Outlets at Hagerstown which opened in March and April 2000), (ii) costs for pre-development activities related to future development opportunities and (iii) costs related to eOutlets.com. Partially offsetting these uses were $11,083 of net proceeds from the sale of Prime Outlets at Williamsburg and $4,622 of net proceeds from the sale of outparcel land in Camarillo, CA.

     The gross uses of cash for financing activities during the three months ended March 31, 2000 included (i) principal repayments on notes payable of $12,285 and (ii) deferred financing costs of $75. Partially offsetting these items were proceeds from new borrowings of $9,066.

     Although the Company believes that cash flow from (i) operations, (ii) new borrowings, (iii) refinancing of certain existing debt, (iv) the potential sale of a joint venture interest in certain outlet centers, and (v) the potential sale of equity or debt securities in the public or private capital markets will be sufficient to satisfy its scheduled debt service obligations and to sustain its operations for the next year, there can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods. At March 31, 2000, unused commitments available for borrowings under various loan facilities were $4,480 in the aggregate. See "Noncompliance with Certain Debt Covenants" below.

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

     The Company's current policy with respect to common stock distributions is to only make payments to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections, it does not expect to pay any distributions on its common stock or common units of limited partnership interest in Prime Retail, L.P. during 2000. With respect to distributions on the Company's 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Cumulative Convertible Preferred Stock ("Series B Convertible Preferred Stock"), the Board of Directors did not declare a quarterly distribution on such preferred stock due February 15, 2000 and May 15, 2000. Therefore, the Company is in arrears on its Preferred Stock distributions due February 15, 2000 and May 15, 2000. The Board of Directors will continue to evaluate the payment of such preferred stock distributions on a quarterly basis.

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

     The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant. In addition, the Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. Annualized cumulative dividends on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock outstanding as of March 31, 2000 are $6,038 and $16,636, respectively.

Debt Repayments

     The Company's aggregate indebtedness was $1,224,951 and $1,260,670 at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000, such indebtedness had a weighted average maturity of 4.8 years and bore interest at a weighted average interest rate of 7.84% per annum. At March 31, 2000, $935,052, or 76.3%, of such indebtedness bore interest at fixed rates and $289,899, or 23.7%, of such indebtedness bore interest at variable rates. The Company is obligated to repay $88,514 and $227,609 of mortgage indebtedness during the remainder of 2000 and 2001, respectively. See "Noncompliance with Certain Debt Covenants."

     As of March 31, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,651 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

     On April 1, 1998, Horizon Group, Inc. ("Horizon") consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of March 31, 2000, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $28,885 at March 31, 2000, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Noncompliance with Certain Debt Covenants

     Certain of the Company's debt obligations require compliance with various financial loan covenants including, but not limited to, those relating to the Company's (i) total outstanding variable interest rate indebtedness, (ii) ratio of total outstanding indebtedness to total market value, as defined, (iii) consolidated net worth, as defined, and (iv) debt service and fixed charge coverage ratios, as defined.

     As a result of its financial results for the quarter ended March 31, 2000, the Company is not in compliance with financial covenants contained in three of its credit facilities. The loans have not been accelerated nor has notice of the respective lender's intention to accelerate been received by the Company. The Company has received a waiver and amendment to one of its facilities enabling the Company to maintain continued compliance under such indebtedness. The Company is currently in discussions with the other lenders to receive a waiver and/or amend the loans; however, there can be no assurance as to whether and when the Company will receive any such waiver or amendment.

     In addition, noncompliance with the covenants described above triggered certain cross-default provisions with respect to several of the Company's other debt instruments, including a $20,000 subordinated loan and $28,250 of fixed rate tax-exempt revenue bonds. None of these loans has been accelerated nor has a notice of the respective lender's intent to accelerate been received by the Company. Management is currently in discussion with the affected lenders to obtain a resolution of the cross-default provisions; however, there can be no assurance as to whether and when the Company will obtain a resolution.

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

     On November 19, 1999, the Company successfully completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of December 31, 1999 was $10,745 which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration is a $5,500 payment related to the covenant-not-to-compete and a $3,000 payment related to the licensing agreement. The payments to the Company for the covenant-not-to-compete and the licensing agreement are included in accounts payable and other liabilities in the Consolidated Balance Sheet and will be amortized into income over their ten-year lives.

     During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including (i) the assumption of mortgage indebtedness of $32,500, (ii) a $1,250 payment related to the covenant-not-to-compete and (iii) a $1,500 payment related to the licensing agreement. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,083, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Venture, such amount to be payable on or before the earlier of the closing of the proposed sale of an expansion of the Williamsburg center or December 15, 2000. The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75%. Although the Company expects to close on the sale of Prime Outlets at Hagerstown, including the expansion which opened during the second quarter of 2000, for aggregate consideration of approximately $80,500 during the second quarter of 2000, completion of this transaction remains subject to various conditions and there can be no assurance as to whether or when this transaction will be consummated. As of March 31, 2000, the Company classified $41,389 representing the aggregate carrying value of Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet. As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet.

     The Venture has agreed to retain the Company as its sole and exclusive managing and leasing agent for a property management fee equal to 4.0% of gross rental receipts. The Venture also will pay a monthly asset management and partnership administration fee to an affiliate of Estein equal to 3.0% of the monthly net operating income from the centers.

Planned Development

     Construction continues at Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which will contain 175,000 square feet of GLA, and is expected to open in the second quarter of 2000. Additionally, the Company opened two expansions aggregating 165,000 square feet of GLA at Prime Outlets at

Hagerstown in March and April 2000. Furthermore, the Company continues construction of a 58,000 square foot expansion at Prime Outlets at San Marcos which is scheduled to open during the second quarter of 2000. At March 31, 2000, the remaining budgeted capital expenditures for projects scheduled to open in 2000 aggregated approximately $8,540, while anticipated capital expenditures related to the completion of expansions of existing outlet centers opened during 1999 (aggregating 102,000 square feet of GLA) approximated $3,777.

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

eOutlets.com

     On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations.

     In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $12,964 in the first quarter of 2000. The non-recurring loss includes (i) the write-off of $3,497 of costs capitalized during 1999 and
(ii) $9,467 of costs incurred during 2000, including costs associated with discontinuing of eOutlets.com.

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

Impact of Year 2000

     In prior periods, the Company discussed the nature and progress of its plan to become Year 2000 ready. As a result of testing and remediation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties with which the Company does business. The Company will continue to monitor its mission critical computer application and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Funds from Operations

     Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new white paper statement and redefined how funds from operations is calculated, effective January 1, 2000. Funds from Operations is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures.

     Management believes that FFO is an important and widely-used measure of the operating performance of REITs which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing the performance of the Company. The Company's FFO is not comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than does the Company. Therefore, the Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

     TABLE 4 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the three months ended March 31, 2000 and 1999. FFO decreased $9,015, or 32.2% to $18,995 for the three months ended March 31, 2000 from $28,010 for the three months ended March 31, 1999.

TABLE 4 - Funds from Operations

--------------------------------------------------------------------------------

Three months ended March 31,                                2000           1999
--------------------------------------------------------------------------------

Income (loss) before minority interests                $ (11,687)       $ 9,298
FFO adjustments:
Depreciation and amortization                             16,237         18,259
Amortization of deferred financing costs
 and interest rate protection contracts                      844            650
Unconsolidated joint venture adjustments                     586            255
Non-real estate depreciation and amortization             (1,028)          (797)
                                                         -------        -------
 FFO before discontinued operations                        4,952         27,665
Discontinued operations - eOutlets.com                    12,964              -
Discontinued operations - Designer Connection              1,079            345
                                                        --------        -------
FFO before allocations to minority interests and
  preferred shareholders                                $ 18,995        $28,010
                                                        ========        =======

================================================================================

Item 3.    Quantitative and Qualitative Disclosures About Market Risk


Market Risk Sensitivity

Interest Rate Risk

     In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity, excluding acceleration provisions. Variable interest rates are based on the weighted average rates of the portfolio at March 31, 2000.


------------------------------------------------------------------------------------------------------------------------------------
                                         Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                    2000         2001        2002        2003         2004        2005   Thereafter        Total
------------------------------ ------------ ----------- ----------- ----------- ------------ ----------- ----------- ---------------

Fixed rate:
-----------
Principal....................    $34,196      $ 36,609    $46,529     $348,761     $17,049      $56,402    $395,506      $935,052
Average interest rate........      11.81%         7.44%      7.04%        7.76%       7.75%        6.98%      7.11%          7.54%
Variable rate:
--------------
Principal....................    $54,317      $191,000    $   637     $  1,152     $42,793            -           -       $289,899
Average interest rate........       9.17%         8.57%      7.42%        7.42%       7.42%           -           -           8.51%

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

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

     As a result of its financial results for the quarter ended December 31, 1999 and March 31, 2000, the Company is not in compliance with financial covenants contained in its credit facilities. The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Series B Cumulative
Participating  Convertible  Preferred  Stock  ("Series B  Convertible  Preferred
Stock"). As of May 15, 2000, the aggregate arrearage on the Senior Preferred Stock and the Series B Convertible Preferred Stock was $3,019 and $8,317, respectively.

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



                                                       PRIME RETAIL, INC.
                                                       Registrant



Date: May 15, 2000                                     /s/ Glenn D. Reschke
                                                       Glenn D. Reschke
                                                       President and
                                                       Chief Executive Officer