Form 10-K/A
period 1999-12-31
PRIME RETAIL INC/BD/
filed 2000-05-30
CIK 911708

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

                         COMMISSION FILE NUMBER: 0-23616

                               PRIME RETAIL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 MARYLAND                               38-2559212
      -------------------------------        --------------------------------
     (State or other jurisdiction of         (IRS employer identification no.)
      incorporation or organization)

       100 EAST PRATT STREET
       BALTIMORE, MD  21202                         (410) 234-0782
-------------------------------------        --------------------------------
 (Address of principal executive offices,     (Registrant's telephone number,
           including zip code)                     including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           -----------------------------------------------------------
                          Common Stock, $0.01 par value
           10.5% Series A Cumulative Preferred Stock, $0.01 par value
       8.5% Series B Cumulative Participating Convertible Preferred Stock,
                                 $0.01 par value
       -------------------------------------------------------------------
                                (TITLE OF CLASS)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
           -----------------------------------------------------------
                                      None
                                      ----
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $43,397,916 on April 13, 2000 (based on the closing price per share as reported on the New York Stock Exchange - Composite Transactions).

The number of shares of the registrant's Common Stock outstanding as of March 31, 2000 was 43,577,916.

                               PRIME RETAIL, INC.

                                   FORM 10-K/A

                                DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART III
--------
Item 10.      Directors and Executive Officers of the Registrant..............................1
Item 11.      Executive Compensation..........................................................5
Item 12.      Security Ownership of Certain Beneficial Owners and Management.................11
Item 13.      Certain Relationships and Related Transactions.................................15

              Signatures.....................................................................16

                                    PART III

          ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the names, position and, as of December 31, 1999, ages of certain of the directors of the Company (except for information regarding certain of the directors set forth in Item 10 that is contained in Part I).


---------------------------------------------------------------------------------------------
NAME                              POSITION                                       AGE
---------------------------------------------------------------------------------------------

Michael W. Reschke                Chairman of the Board, Director                44

William P. Dickey                 Director                                       57

William H. Carpenter, Jr.         Director                                       49

Norman Perlmutter                 Director                                       66

Kenneth A. Randall                Director                                       72

Sharon Sharp                      Director                                       60

Robert Perlmutter                 Director                                       38

James R. Thompson                 Director                                       63

Marvin Traub                      Director                                       75
=============================================================================================

         The following is a biographical summary as of December 31, 1999 of the experience of certain directors of the Company.

         WILLIAM H. CARPENTER, JR. William H. Carpenter, Jr. has been a Director of Prime Retail, Inc. since its inception. Mr. Carpenter previously served as President and Chief Operating Officer of Prime Retail, Inc. from the Company's inception through October 6, 1999. Beginning October 6, 1999, Mr. Carpenter served as President and Chief Executive Officer of primeoutlets.com inc., a subsidiary of Prime Retail, Inc., which ceased operations on April 12, 2000. Mr. Carpenter joined PGI in 1989, serving as Senior Vice President and, immediately prior to joining Prime Retail, Inc., as Executive Vice President. Prior to joining PGI, Mr. Carpenter was President of D.I. Realty, Inc. (a division of Design International) from 1988 to 1989 and in such capacity managed all aspects of retail leasing and development for D.I. Realty, Inc., including property management, construction, and merchant coordination. Mr. Carpenter previously was senior regional leasing director with The Rouse Company and a partner with Cordish/Embry and Associates in Baltimore, Maryland. Mr. Carpenter attended the University of Baltimore and is a member of the International Council of Shopping Centers, a member of Developers of Outlet Centers, and a full member of the Urban Land Institute. Mr. Carpenter sits on the International Counsel of Shopping Centers/Value Retail News Executive Committee and also sits on the Board for Severn School.

         NORMAN PERLMUTTER. Norman Perlmutter has been a Director of Prime Retail, Inc. since 1998. Mr. Perlmutter is Managing Partner of the Snowmass Land Company, Chairman of the Board of Managers of International Airport Centers, and Chairman and Managing Director of the Perlmutter Investment Company. From 1966 until 1999, Mr. Perlmutter served as Chairman of the Board of Heitman Financial Ltd., one of the largest full service real estate companies and real estate investment managers for employee benefit plans in the United States. Mr. Perlmutter is also a director of Chris-Craft Industries, Inc. and United Television, Inc. Mr. Perlmutter previously served on the boards of United Asset Management; Warner Communications, Inc.; Horizon Group, Inc., which merged with Prime Retail, Inc.; and Horizon Group Properties, Inc. He holds a B.S. degree from the University of Illinois. Mr. Perlmutter is the father of Robert D. Perlmutter.

         KENNETH A. RANDALL. Kenneth A. Randall has been a Director of Prime Retail, Inc. since its inception. Mr. Randall is Chairman of the Audit Committee of the Board of Directors. Mr. Randall was the Chairman of ICL Inc. from 1980 to 1982, Vice Chairman of Northeast Bancorp, Inc. from 1977 to 1987, the Chairman and Chief Executive Officer of United Virginia Bankshares Incorporated from 1970 to 1976 and the Chairman of the FDIC from 1965 to 1970. Mr. Randall was President and Chief Executive Officer of The Conference Board, Inc. from 1976 to 1982. Mr. Randall currently serves on the board of directors of Dominion Resources, Inc., Dominion Energy, Inc., Lumbermans Mutual Casualty Company, American Motorist Insurance Company, American Manufacturers Mutual Insurance Company and Virginia Electric and Power Company. Mr. Randall also serves as trustee of the principal Oppenheimer mutual funds. Mr. Randall attended Weber State University and received a B.A. degree and an M.S. degree from Brigham Young University.

         SHARON SHARP. Sharon Sharp, a Director of Prime Retail, Inc. since November 1997, is a director of the Public Gaming Research Institute ("PGRI"), where she serves as publisher of Public Gaming International, the leading magazine of the worldwide lottery industry, and manages their international career placement service specializing in lottery and gaming personnel. Prior to joining PGRI, Ms. Sharp served as director of the Illinois and California Lotteries from 1987-1993. Ms. Sharp attended Holy Cross Central School of Nursing, and received an A.A.S. in Journalism from Harper College.

         ROBERT D. PERLMUTTER. Robert D. Perlmutter, a Director of Prime Retail, Inc. since the closing of the merger with Horizon Group, Inc., is a principal of Davis Street Land Company, a real estate development firm focused on the development and ownership of retail properties in suburban downtown areas. From 1990 to 1998, Mr. Perlmutter was President and Chief Executive Officer of Heitman Retail Properties, a subsidiary of Heitman Properties, Ltd. Mr. Perlmutter previously served on the board of Horizon Group, Inc., which merged with Prime Retail, Inc. Mr. Perlmutter is a member of the ICSC, the Illinois ICSC Committee and a licensed salesperson. Mr. Perlmutter received a Bachelor of Science degree from the University of Colorado in Boulder. Mr. Perlmutter is the son of Norman Perlmutter.

         GOVERNOR JAMES R. THOMPSON. James R. Thompson, a Director of Prime Retail, Inc. since its inception, is the Chairman of the law firm of Winston & Strawn and has been a partner with the firm since 1991. Prior to joining Winston & Strawn, Governor Thompson served as the Governor of Illinois from 1977-1991. Governor Thompson serves on the board of directors of FMC Corporation, American National Can, Jefferson Smurfit Group plc, Union Pacific Resources Company, Prime Group Realty Trust, Navigant Consulting, Inc., Hollinger International, Inc. and Metal Management, Inc. Governor Thompson received his Juris Doctorate degree from the Northwestern University Law School.

         MARVIN S. TRAUB. Marvin S. Traub, a Director of Prime Retail, Inc. since its inception, has been President of Marvin Traub & Associates ("MTA") since 1992. MTA is an international consulting firm with clients in France, Italy, the United Kingdom and the United States. In addition, Mr. Traub joined Financo, Inc. in 1994 as Senior Advisor. Prior to establishing MTA, Mr. Traub was Chairman of Bloomingdales from 1978-1992 and was Vice Chairman of Federated Department Stores from 1988-1992. Mr. Traub was a director and Chairman of the Executive Committee of The Conran Stores, Inc. Mr. Traub is Chairman of the Home Co., in which Prime Retail, Inc. owns an interest, and the Johnnie Walker Collection, a men's sportswear collection. Mr. Traub received an M.B.A. degree (with distinction) from Harvard Business School after receiving a B.A. degree (magna cum laude) from Harvard University.

                         INFORMATION REGARDING MEETINGS
                    AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established the Audit Committee, the Executive Committee, the Compensation Committee and the Independent Directors Committee. Each director attended at least 75% of the combined number of meetings of the Board and any committee of which he or she was a member except Mr. R. Perlmutter, who attended 67% of such meetings.

         AUDIT COMMITTEE. The functions of the Audit Committee, which consists of Messrs. R. Perlmutter and Randall and Ms. Sharp, include making recommendations concerning the engagement of independent public accountants, reviewing with the independent accountants the plans and results of the audit engagement, approving professional services provided by the independent public accountants, reviewing the independence of the independent public accountants, considering the range of audit and non-audit fees, and reviewing the adequacy of the Company's internal accounting controls. Mr. Randall is Chairman of the Audit Committee.

         EXECUTIVE COMMITTEE. The Executive Committee, which consists of Messrs.
N. Perlmutter, Dickey and G. Reschke and Governor Thompson, has certain authority to acquire and dispose of real property and the power to authorize, on behalf of the Board of Directors, the execution of certain contracts and agreements, including those related to certain financings by the Company; provided, however, unless specifically authorized by the Board of Directors, the Executive Committee's authorization related to any individual matter shall not exceed $3,000,000. The Executive Committee meets monthly (or more frequently if necessary) and all actions by the committee are reported at the next meeting of the Board of Directors. Mr. N. Perlmutter is Chairman of the Executive Committee.

         COMPENSATION COMMITTEE. The Compensation Committee, which consists of Messrs. Dickey and Randall and Ms. Sharp, has certain responsibilities in connection with determining the compensation for the Company's executive officers and implementing and administering the Company's Stock Incentive Plans. During 1999, the Compensation Committee assumed the responsibilities of the Company's Executive Compensation and Stock Incentive Plan Committee which was previously responsible for determining the compensation of the Company's executive officers and implementing and administering the Company's Stock Incentive Plans. Mr. Dickey is Chairman of the Compensation Committee.

         INDEPENDENT DIRECTORS COMMITTEE. The Independent Directors Committee, which consists of Messrs. Dickey, N. Perlmutter, R. Perlmutter, Randall, Traub and Governor Thompson and Ms. Sharp, has the responsibility to (i) consider and approve any proposed action or transaction involving the Company and PGI; (ii) consider and take such actions and make such approvals and recommendations as are required to be considered, taken or made by the Company's independent directors under either the Operating Partnership Agreement or corporate governance documents relating to the Company, or otherwise; and (iii) consider and take such actions and make such approvals as are appropriate to reduce or eliminate any potential or apparent conflict of interest which may arise in connection with any proposed action or transaction involving the Company.

         During the fiscal year ended December 31, 1999, the Audit Committee held one meeting, the Executive Compensation and Stock Incentive Plan Committee held three meetings, the Independent Directors Committee held one meeting and the Board of Directors held eleven meetings. During 1999, the Compensation Committee assumed the responsibilities of the Executive Compensation and Stock Incentive Plan Committee.


                            COMPENSATION OF DIRECTORS

         Directors who are not employees of, or affiliated with, the Company will receive a fee for their services as Directors. Such persons will receive annual compensation of $35,000 plus a fee of $1,000 for attendance in person at each meeting of the Board of Directors, a fee of $500 for participating by telephone in each substantial meeting of the Board of Directors or of any committee of the Board of Directors, a fee of $500 for attending any meeting of any committee of the Board of Directors, and an annual fee of $1,000 for each committee on which such member serves. Such persons also will receive reimbursement of all travel and lodging expenses related to their attendance at both board and committee meetings.

         Pursuant to the Prime Retail, Inc. Nonemployee Director Stock Plan (the "Directors Plan") adopted at the 1999 annual meeting, the Company granted each outside director of the Company automatic restricted stock awards of 3,000 shares of Common Stock as follows: William P. Dickey (3,000), Terence C. Golden (3,000), Norman Perlmutter (3,000), Robert D. Perlmutter (3,000), Kenneth A. Randall (3,000), Sharon Sharp (3,000), Governor James R. Thompson (3,000) and Marvin S. Traub (3,000). Such restricted stock were fully vested upon the date of grant.

         In consideration for service on the Board of Directors' Executive Committee in 1999, pursuant to the Directors Plan, the Company granted options to purchase an aggregate of 60,000 shares of Common Stock to Mr. N. Perlmutter. Such options vested immediately and will terminate on July 28, 2009. The exercise price of such options is $8.50. In consideration for service on the Board of Directors' Executive Committee in 2000, Governor James R. Thompson and Messrs. N. Perlmutter and W. Dickey each received restricted stock awards of 60,000 shares of Common Stock, which awards were made pursuant to the Directors Plan and which shares vest on a monthly basis beginning May 1, 2000 and which fully vest on September 1, 2000. As additional consideration for service on the Board of Director's Executive Committee, pursuant to the Prime Retail, Inc. 1994 Stock Incentive Plan, the Company granted options to purchase an aggregate of 420,000 shares of Common Stock to outside directors of the Company as follows (with the number of Common Shares to be issued upon exercise thereof indicated parenthetically): Norman Perlmutter (140,000), William P. Dickey (140,000) and Governor James R. Thompson (140,000). Such options vest on a monthly basis beginning May 1, 2000 and fully vest on February 1, 2001 and will terminate upon the earlier to occur of (a) the expiration of ten years from the date of grant or (b) the expiration of one year from the date of termination of services of the optionee as a Director of the Company. The exercise price of such options is $1.6875 per share.


                        ITEM 11 -- EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation for services in all capacities to the Company for the years ended December 31, 1997, 1998 and 1999 with respect to the Chairman of the Board of Directors, the Chief Executive Officer of the Company and the four other persons who were the most highly compensated executive officers of the Company during 1999 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                            Annual
                                            Compensation                         LONG TERM COMPENSATION
                                            --------------------     ----------------------------------------------
                                                                                 AWARDS                   PAYOUTS
                                                                     ------------------------------   -------------
                                                                       RESTRICTED       SECURITIES         LTIP
   Name and Principal                                                STOCK AWARD(S)     UNDERLYING        PAYOUTS
          POSITION               YEAR       SALARY      BONUS(1)           (#)          OPTIONS (#)         ($)
   ----------------------        ----       ------      --------     ---------------    -----------   -------------
Michael W. Reschke               1999        $259,255       -               -                -               -
Chairman of the Board(2)         1998         259,615      $225,000      41,831            300,000(2)        -
                                 1997         150,000       500,000         -               75,000(3)        -



Abraham Rosenthal (3)            1999         417,692       -               -                -                    (10)
                                 1998         415,384       360,000         -              300,000(6)   $  628,925(9)
                                 1997         257,420       250,000         -               75,000(8)    1,261,150(9)

William H. Carpenter, Jr. (4)    1999         419,904       -               -                -                    (10)
                                 1998         415,384       360,000         -              300,000(6)      628,925(9)
                                 1997         257,420       250,000         -               75,000(8)    1,261,150(9)

Glenn D. Reschke                 1999         266,288       -               -                -               -
Acting Chief Executive           1998         225,961       252,500      15,687             50,000(6)        -
Officer and President (5)        1997         175,000       175,000         -               10,000(7)        -

David G. Phillips                1999         321,644       160,000         -                -               -
Executive Vice President         1998         225,961       395,300      15,687            170,000(6)        -
                                 1997         175,000       175,000         -               10,000(7)        -


C. Alan Schroeder                1999         239,971       107,000         -                -               -
Executive Vice President -       1998         200,000       280,000      15,687             50,000(6)        -
General Counsel and Secretary    1997         147,923       150,000         -               10,000(7)        -

--------------------

NOTES:

(1)  Reflects bonus paid for performance in year indicated.

(2) On April 5, 2000, Mr. M. Reschke relinquished his responsibilities as an executive officer and became non-executive Chairman of the Board of Directors of Prime Retail, Inc.

(3) On February 25, 2000, Mr. Rosenthal resigned as Chief Executive Officer of the Company.

(4) On October 6, 1999, Mr. Carpenter resigned as President and Chief Operating Officer of the Company and became Chief Executive Officer and President of the Company's subsidiary, primeoutlets.com inc. Of the $419,904 Mr. Carpenter received in salary during 1999, $353,077 was paid by Prime Retail, L.P. and $66,827 was paid by primeoutlets.com, inc. At the close of business on April 12, 2000, primeoutlets.com inc. ceased operations.

(5) Mr. G. Reschke was promoted to President and Chief Operating Officer on October 6, 1999 and then to President and acting Chief Executive Officer on February 25, 2000. Formerly, Mr. G. Reschke served as Executive Vice President - Development and Acquisitions.

(6)  Options granted pursuant to the 1998 Long-Term Stock Incentive Plan.

(7)  Options granted pursuant to the 1995 Stock Incentive Plan.

(8) Reflects (i) 25,000 options to purchase Common Stock granted pursuant to the 1995 Stock Incentive Plan and (ii) 50,000 options to purchase Common Units granted by PGI pursuant to certain indemnification and option agreements.

(9) Reflects a special distribution from the Operating Partnership to certain limited liability companies controlled by Messrs. Rosenthal and Carpenter (the "Executive LLCs"). See "Other Information--Certain Relationships and Related Transactions--Loans to Messrs. Rosenthal and Carpenter."


(10) As part of their 1999 compensation, the Board of Directors of the Company approved distributions to Messrs. Rosenthal and Carpenter in the amount of their outstanding balances due under each of their notes made to the Operating Partnership. See "Other Information--Certain Relationships and Related Transactions." Mr. Rosenthal received a special distribution in 2000 in the amount of $628,927.85 which was used as payment in full of his outstanding obligations under his note. The Company remains contractually obligated to make a distribution to Mr. Carpenter in an amount equal to the outstanding balance then remaining under his note, subject to the condition that Mr. Carpenter immediately apply such distribution to repay his outstanding obligations under such note.



OPTION GRANTS IN LAST FISCAL YEAR

         The Company did not grant any options in 1999 to the Named Executives.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information with respect to the number of Common Shares underlying Stock Options held by each of the Named Executives and the value of such officers' exercisable and unexercisable options on December 31, 1999. None of the Named Executives exercised any Stock Options during 1999.

                                                                                                      VALUE OF
                                                                                                     UNEXERCISED
                                                                                                    IN-THE-MONEY
                                                                            NUMBER OF              OPTIONS AT 1999
                                                                       UNEXERCISED OPTIONS            YEAR-END
                                       SHARES                            AT 1999 YEAR-END (#)          ($)(1)
                                     ACQUIRED ON        VALUE            --------------------          ------
                                      EXERCISE         REALIZED           (EXERCISABLE/             (EXERCISABLE/
NAME                                     (#)              ($)             UNEXERCISABLE)           UNEXERCISABLE)
----                              ---------------  -----------------      -------------            -------------
Michael W. Reschke                       -                -                324,999/100,001            $0.00/$0.00



Abraham Rosenthal                        -                -                274,999/100,001              0.00/0.00

William H. Carpenter, Jr.                -                -                274,999/100,001              0.00/0.00

Glenn D. Reschke                         -                -                       80,000/0              0.00/0.00

David G. Phillips                        -                -                 120,000/80,000              0.00/0.00

C. Alan Schroeder                        -                -                       67,000/0              0.00/0.00

--------------------

Note:

(1) Based on the market price of $5.625 per share, which was the closing selling price per share of Common Stock on the NYSE on December 31, 1999, less the option exercise price of unexercised, in-the-money options held by the Named Executives at December 31, 1999.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL AGREEMENTS

         The Company has entered into employment agreements (the "Employment Agreements") with each of Messrs. G. Reschke and Phillips. The agreements with Messrs. G. Reschke and Phillips generally provide that such executive officers shall devote substantially all of their business time to the operation of the Company. The Employment Agreements for each of Mr. G. Reschke and Mr. Phillips provide for terms expiring on July 30, 2002 and March 22, 1999, respectively, which terms are automatically extended for successive one year periods unless either the Company or the executive officer provides the other with prior written notice that such term shall not be extended.

         The Employment Agreements with Messrs. G. Reschke and Phillips provide that the employees covered thereby are eligible to receive discretionary bonuses based on the achievement of performance goals established by the Company.

         If the Employment Agreements are terminated by the Company "without cause" or are terminated by the executive after a "change in control" or for "good reason" (as such terms are defined in the Employment Agreements), the executive will be entitled to a lump sum payment. With regard to Mr. Phillips, such payment will be an amount equal to the greater of such executive's annual base salary or 50% of the remaining aggregate base salary due the executive over the remaining term of his Employment Agreement. With regard to Mr. G. Reschke such amount for termination by the Company "without cause" or for termination by the executive for "good reason" will be equal to the sum of (x) one times the amount of his annual base salary plus (y) one times the average of the amounts payable to such executive for the prior two years under the terms of his "performance bonus" (as such term is defined in Mr. G. Reschke's Employment Agreement).

         The Employment Agreement with Mr. G. Reschke provides that if, within twenty-four months following a "change of control" of the Company, the Company terminates the executive's employment "without cause" or the executive terminates his employment with "good reason," such executive will be entitled to receive: (i) any amounts accrued but undistributed; (ii) other vested benefits through the effective date of the termination and health and life insurance benefits for a period of two years, plus (iii) a termination distribution in the amount of $1,600,000. Additionally, if the Employment Agreement is so terminated, certain restrictions on the transfer of stock held by Mr. G. Reschke (or obtained by such persons upon exercise of Common Units) may terminate, and any stock awards under the Company's 1998 Long-Term Stock Incentive Plan will be vested. Finally, if the Employment Agreement is terminated, Mr. G. Reschke will be fully vested in any amount accrued on his behalf under any qualified or nonqualified retirement plans of the Company.

         With regard to Mr. G. Reschke, the Employment Agreement contains certain non-compete provisions restricting the executive from developing, acquiring or operating retail properties similar to those properties developed or operated by the Company for a period of up to two years following termination of employment, which period may be limited to four quarters by either party at any time prior to 30 days before the end of the fourth quarter. The Employment Agreement provides that if the Company terminates the executive's employment without cause or the executive terminates his employment with good reason then, so long as the executive is in compliance with these non-compete provisions, the Company will pay the executive an amount equal to $66,666.66 per calendar month for a period of 2 years, beginning with the first calendar month after termination of the executive's employment; provided that, either the Company or the executive may elect to limit the non-compete period, and the $66,666.66 monthly payments, to one year.

         On April 5, 2000, the Company and Mr. M. Reschke agreed to terminate Mr. M. Reschke's employment agreement with the Company as a result of Mr. M. Reschke relinquishing his responsibilities as an executive officer of the Company and becoming a non-executive Chairman of the Board of Directors of Prime Retail, Inc.

          The Company has entered into a separation agreement (the "Separation Agreement") with Mr. Rosenthal effective as of February 25, 2000. Pursuant to such Separation Agreement, Mr. Rosenthal resigned as Chief Executive Officer and as a member of the Company's Board of Directors. Pursuant to his Separation Agreement, Mr. Rosenthal is entitled to receive separation payments which include: (i) accrued but undistributed amounts of his Base Distribution (as defined in his employment agreement) through March 1, 2000; (ii) a special distribution of $628,927.85 (previously approved by the Board of Directors of the Company in connection with his 1999 compensation) to be used by Mr. Rosenthal as payment in full of his outstanding obligations under a recourse loan of $2.375 million made by the Operating Partnership to Mr. Rosenthal in connection with the Company's IPO ("See Other Information--Loans to Messrs. Rosenthal and Carpenter"); and (iii) a severance distribution in an amount equal to $1,750,000 of which $600,000 was paid in March 2000 and the balance of which is payable, without interest, in eighteen equal monthly installments of $63,888.89 commencing March 31, 2000.

         Under the terms of the Separation Agreement with Mr. Rosenthal, the Company provided health and life insurance benefits will be maintained for eighteen months following the date of the Separation Agreement. Mr. Rosenthal's option awards under the Company's 1998 Long-Term Stock Incentive Plan became fully vested.

         The Separation Agreement with Mr. Rosenthal also included non-competition, non-solicitation and non-disclosure provisions which generally prohibit Mr. Rosenthal for a period of one year from the date of the Separation Agreement from (i) competing with the "business" (as such term is defined in the Separation Agreement) within a defined geographic area, (ii) soliciting employees, customers, vendors or tenants to terminate their relationship with the Company, and (iii) disclosing or using any "trade secret" (as such term is defined in the Separation Agreement).

         On October 6, 1999, the Company, the Operating Partnership and its subsidiary primeoutlets.com, inc. entered into an employment agreement with Mr. Carpenter (the "Employment Agreement") pursuant to which Mr. Carpenter resigned as President and Chief Operating Officer of the Company and became the President and Chief Executive Officer of its subsidiary primeoutlets.com inc. Such Employment Agreement superceded all other employment agreements between Mr. Carpenter and Prime Retail, Inc. or its predecessors or any subsidiaries. At the close of business on April 12, 2000, primeoutlets.com, inc. ceased operations.

         Pursuant to his Employment Agreement upon his termination from primeoutlets.com inc., Mr. Carpenter is entitled to certain benefits, including the following: (i) all accrued but unpaid amounts of his "base salary" (as such term is defined in the Employment Agreement (minimum annual salary of $425,000)) through the two year anniversary of October 6, 1999; (ii) payment in an amount equal to the greater of (A)(1) 2.01 times the amount of any cash bonus received by Mr. Carpenter from Prime Retail, Inc. for the year ended December 31, 1998 less (2) the amount of any "performance bonus" (as such term is defined in the Employment Agreement) received by Mr. Carpenter for the year of termination, or
(B) 0.5 times the amount of the most recent "performance bonus" paid to Mr. Carpenter by Prime Retail, Inc. or primeoutlets.com, inc. in respect of any full calendar year, to be paid in one lump sum within 30 days; (iii) any vested benefits through the terminate date; and (iv) health and life insurance benefits for a period of two years from the date of the Employment Agreement.

         The Employment Agreement with Mr. Carpenter includes non-competition and non-disclosure provisions which generally prohibit Mr. Carpenter for a period of one year from the date of his termination of employment from (i) competing with the "business" (as such term is defined in the Employment Agreement) within a defined geographic area and (ii) disclosing or using any "trade secret" (as such term is defined in the Employment Agreement).

         In addition, Mr. Carpenter's Employment Agreement reaffirms the Company's obligation to make a special distribution to Mr. Carpenter in an amount equal to the outstanding balance under a recourse loan of $2.375 million made by the Operating Partnership to Mr. Carpenter in connection with the Company's IPO. Such distribution was approved by the Company's Board of Directors in 1999 as part of Mr. Carpenter's annual compensation. Such distribution is required to be used by Mr. Carpenter to pay in full his outstanding obligations under such loan. (See "Other Information--Loans to Messrs. Rosenthal and Carpenter").

                        EXECUTIVE COMPENSATION COMMITTEE
                      INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors, which is required to have a majority of outside Directors who are neither employees nor officers of the Company is charged with determining compensation for the Company's executive officers. Messrs. Dickey and Randall and Ms. Sharp currently serve on the Compensation Committee.

         No executive officer of the Company served as a director or member of
(i) the compensation committee of another entity which has an executive officer who is a Director of the Company or member of the Company's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 1999.

    ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock ("Common Shares") and of common units of limited partnership interests ("Common Units") in Prime Retail, L.P., a Delaware limited partnership in which the Company is the sole general partner (the "Operating Partnership"), as of April 15, 2000 for (a) each stockholder of the Company holding more than 5% of the voting securities of the Company, (b) each named executive officer listed in the Summary Compensation Table presented below, (c) the Directors of the Company and (d) the Directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. The number of shares represents the number of Common Shares the person holds, the number of Common Shares the person has the right to acquire upon exercise of certain stock options ("Stock Options") granted pursuant to the Company's 1994 Stock Incentive Plan, the Company's 1995 Stock Incentive Plan, the Consulting Agreement between the Operating Partnership and Marvin Traub Associates, Inc. ("MTA"), the Company's 1998 Long-Term Stock Incentive Plan and the Company's Amended and Restated Nonemployee Director Stock Plan (collectively, the "Stock Incentive Plans"), the number of Common Shares into which Common Units held by the person are exchangeable (if, as discussed below, the Company elects to issue Common Shares rather than pay cash upon such exchange) and the number of Common Shares into which shares of the Company's 8.5% Series B Cumulative Participating Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"), held by the person are convertible. The extent to which a person directly holds Common Stock, Stock Options, Common Units or Series B Preferred Stock is set forth in the notes. The Third Amended and Restated Agreement of Limited

Partnership of the Operating Partnership (as amended, the "Operating Partnership Agreement") provides that Common Units may be exchanged, subject to certain limitations, into Common Shares or, at the option of the Company, cash equal to the fair market value of a share of Common Stock at the time of exchange. Holders of Series B Preferred Stock have the right, subject to ownership and transfer restrictions in the Company's charter intended to allow the Company to maintain its status as a REIT, to convert all or any of their Series B Preferred Stock into Common Shares at the conversion price of $20.90 per share of Common Stock, subject to certain adjustments.

                                                     NUMBER OF PRIME                              PERCENT OF ALL
                                                     COMMON SHARES/                                PRIME COMMON
                                                    PRIME PARTNERSHIP         PERCENT OF           SHARES/PRIME
                                                      COMMON UNITS             ALL PRIME            PARTNERSHIP
NAME AND ADDRESS OF                                BENEFICIALLY OWNED        COMMON SHARES         COMMON UNITS
BENEFICIAL OWNER (1)                                      (2)                     (3)                   (4)
--------------------                               ------------------        -------------        --------------
The Prime Group, Inc.(5)                                 7,595,929                15.0%                 11.4%
Michael W. Reschke(6)                                    8,231,901                16.1                  12.3
Glenn D. Reschke(7)                                        403,337                 (11)                  (11)
David G. Phillips(8)                                       266,807                 (11)                  (11)
C. Alan Schroeder (9)                                       95,807                 (11)                  (11)
William H. Carpenter, Jr.(10)                              796,090                 1.8                   1.2
William P. Dickey                                          107,196                 (11)                  (11)
Norman Perlmutter(12)                                      900,935                 2.0                   1.3
Robert D. Perlmutter                                         9,268                 (11)                  (11)
Kenneth A. Randall(13)                                      13,500                 (11)                  (11)
Sharon J. Sharp                                              3,000                 (11)                  (11)
James R. Thompson                                          106,832                 (11)                  (11)
Marvin S. Traub(14)                                         59,757                 (11)                  (11)
Directors and officers of the Company
  as a group (18 persons)                               11,126,557                25.5                  16.6
AXA Financial, Inc. (15)                                 4,057,234                 9.3                   6.1
Southeastern Asset Mgmt., Inc. (16)                      3,371,400                 7.8                   5.0
Merrill Lynch & Co., Inc.(17)                            2,517,127                 5.8                   3.8

--------------------

Notes:

(1) All of the Directors of the Company and the Named Executives (as hereinafter defined) may be contacted c/o Prime Retail, Inc., 100 East Pratt Street, Baltimore, Maryland 21202.

(2) The beneficial ownership of Common Shares and shares of Series B Preferred Stock ("Series B Preferred Shares") reported herein is based upon filings with the Securities and Exchange Commission (the "Commission") and is subject to confirmation by the Company that such ownership did not violate the ownership restrictions in the

     Company's charter. The ownership of Common Units reported herein is derived from the transfer records maintained by the Operating Partnership based on information provided by the Operating Partnership's limited partners. Information presented includes Common Shares issuable upon exercise of Stock Options which have vested or will vest within 60 days of April 15, 2000 as follows: Mr. M. Reschke 425,000; Mr. Rosenthal 375,000; Mr. Carpenter 375,000; Mr. Dickey 42,524; Mr. Golden 10,000; Mr. N. Perlmutter 212,840; Mr. R. Perlmutter 4,596; Mr. Randall 10,000; Governor Thompson 43,332; Mr. Traub, including Marvin Traub Associates, Inc. ("MTA"), 55,000; Mr. G. Reschke 83,750 (3,750 of which are held by Ms. Tina Reschke, wife of Mr. G. Reschke); Mr. Mulreaney 70,000; Mr. Schroeder 67,000; and Mr. Phillips 140,000. Information presented also includes Common Shares issued pursuant to a Restricted Stock Award Plan which have vested or will vest within 60 days of April 15, 2000 as follows: Mr. N Perlmutter 52,272; Mr.
     W. Dickey 52,272; Governor Thompson 52,272; and Mr. Schroeder, 7,843.

(3) Information presented assumes exchange or conversion only of Common Units and Series B Preferred Shares owned by such beneficial owner for Common Shares. Information presented also includes Common Shares issuable upon exercise of Stock Options of such beneficial owner which have vested or will vest within 60 days of April 15, 2000.


(4) Information presented assumes exchange or conversion of all outstanding Common Units and Series B Preferred Shares for Common Shares and also includes Common Shares issuable upon exercise of Stock Options which have vested or will vest within 60 days of April 15, 2000. The Common Units may be exchanged on a one-for-one basis for Common Shares (or, at the Company's election, cash of an equivalent value) at any time.

(5) Information presented includes 7,344,629 Common Units and 251,300 Common Shares owned by The Prime Group, Inc. ("PGI") and certain limited partnerships affiliated with PGI. The address of PGI is 77 West Wacker Drive, Suite 4200, Chicago, Illinois 60601. Certain of the Common Units and Common Shares held by PGI have been pledged to certain unaffiliated third parties to secure certain indebtedness of PGI and its affiliates (collectively, the "Pledgees"). Unless and until the Pledgees foreclose on the pledged Common Units or have given notice of an event of default under the operative pledge or loan agreement, such entities will not have the direct or indirect power to vote or dispose of the Common Units so pledged. The Pledgees disclaim beneficial ownership of these pledged Common Units pursuant to Section 13d-4 of the Securities Exchange Act of 1934 (the "Exchange Act").

(6) Information presented includes 7,344,629 Common Units and 251,300 Common Shares held by PGI (Mr. M. Reschke is the Chairman and Chief Executive Officer of PGI) and certain limited partnerships affiliated with PGI, 199,548 Common Shares owned by Mr. M. Reschke, 11,424 Common Shares issuable to Mr. M. Reschke upon conversion of the 9,552 Series B Preferred Shares owned by him, and 425,000 Common Shares which Mr.

     M. Reschke has the right to acquire upon exercise of Stock Options. Mr. M. Reschke's address is 77 West Wacker Drive, Suite 4200, Chicago, Illinois 60601.

(7) Information presented includes 251,300 Common Units which are held by Reschke I LLC, 68,287 Common Shares owned by Mr. G. Reschke, 80,000 Common Shares which Mr. G. Reschke has the right to acquire upon the exercise of Stock Options and 3,750 Common Shares which Ms. Tina M. Reschke, Mr. G. Reschke's wife, has the right to acquire upon the exercise of Stock Options. Mr. G. Reschke disclaims beneficial ownership of such shares pursuant to Section 13d-4 of the Exchange Act.

(8) Information presented includes 26,687 Common Shares, 500 of which are held in trust for Mr. Phillips' children, 120 Common Shares issuable to Mr. Phillips upon conversion of the 100 Series B Preferred Shares owned by him, 140,000 Common Shares which Mr. Phillips has the right to acquire upon exercise of Stock Options and 100,000 Common Units which Mr. Phillips has the right to acquire upon exercise of certain options granted by PGI.

(9) Information presented includes 28,687 Common Shares owned by Mr. Schroeder, 120 Common Shares issuable to Mr. Schroeder upon conversion of the 100 Series B Preferred Shares owned by him and 67,000 Common Shares which Mr. Schroeder has the right to acquire upon exercise of certain Stock Options.

(10) Information presented includes 371,090 Common Units, 125,000 of which are held by a limited liability company controlled by Mr. Carpenter, 375,000 Common Shares which Mr. Carpenter has the right to acquire upon exercise of Stock Options and 50,000 Common Units which Mr. Carpenter has the right to acquire upon exercise of certain options granted by PGI.

(11) Amount represents less than 1%.

(12) Information presented includes 64,742 Common Shares, 176 of which are owned by Mr. N. Perlmutter's wife and 764 of which are held in trust for Mr. Perlmutter's children, 2,700 Common Shares of which 320 are issuable to Mr.
     N. Perlmutter upon conversion of the 268 Series B Preferred Shares owned by him, 2,074 of which are issuable to Mr. N. Perlmutter's wife upon conversion of her 1,734 Series B Preferred Shares, and 306 of which are issuable to Mr. N. Perlmutter's children upon conversion of their 256 Series B Preferred Shares, 620,653 Common Units owned by Mr. N. Perlmutter's wife, and 212, 840 Common Shares which Mr. N. Perlmutter has the right to acquire upon exercise of Stock Options.

(13) Information presented includes 3,500 Common Shares, 500 of which are owned by Mr. Randall's wife, and 10,000 Common Shares which Mr. Randall has the right to acquire upon exercise of Stock Options.

(14) Information presented includes 45,000 Common Shares which MTA, an affiliate of Mr. Traub, has the right to acquire upon exercise of Stock Options.

(15) Information presented is based on a Schedule 13G/A filed with the Commission on February 14, 2000 on behalf of AXA Financial, Inc. (f/k/a The Equitable Companies Incorporated), The Mutuelles AXA and AXA in their respective capacities as parent holding companies with respect to the holdings of their following subsidiaries (i) Alliance Capital Management L.P., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, (ii) The Equitable Life Assurance Society of the United States, an insurance company, a broker-dealer registered under
     Section 15 of the Securities and Exchange Act of 1934 and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and (iii) Wood, Struthers & Winthrop Management Corporation, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.

(16) Information presented is based on a Schedule 13G/A filed with the Commission on February 9, 2000 on behalf of (i) Longleaf Partners Realty Fund, a series of Longleaf Partners Fund Trust, an open-end management investment company registered under the Investment Company Act of 1940 ("Longleaf"), (ii) Southeastern Asset Management, Inc., a registered investment adviser ("Southeastern") and (iii) Mr. O. Mason Hawkins, the Chairman of the Board and C.E.O. of Southeastern. The Schedule 13G/A indicates that all the securities covered by this statement are owned by Longleaf and none are owned directly or indirectly by Southeastern. Southeastern and Mr. Hawkins disclaim beneficial ownership of the Common Shares pursuant to Section 13d-4 of the Exchange Act. The address of each of Longleaf, Southeastern and Mr. Hawkins is Southeastern Asset Management, Inc., 6410 Poplar Ave., Suite 900, Memphis, Tennessee 38119.

(17) Information presented is based on a Schedule 13G/A filed with the Commission on February 7, 2000 on behalf of Merrill Lynch & Co., Inc. ("ML&Co.") as the parent holding company for The Merrill Lynch Asset Management Group ("AMG"). AMG is an operating division of ML&Co. consisting of ML&Co.'s indirectly-owned asset management subsidiaries. Merrill Lynch Asset Management, L.P. is the asset management subsidiary which holds certain shares of the common stock which is the subject of the Schedule 13G filing.


            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CONSULTING AGREEMENTS WITH AFFILIATES OF MR. TRAUB. The Company has entered into a consulting agreement with MTA, an entity owned and controlled by Mr. Traub. The consulting agreement provides that for so long as Mr. Traub remains a Director of the Company, MTA will provide consulting and advisory services in connection with the Company's merchant relations and MTA will receive a monthly fee of $8,333 for such services.

         The Company entered into a consulting agreement with Financo, Inc. ("Financo"), an affiliate of Mr. Traub, pursuant to which Financo advised and assisted the Company in connection with the Company's joint venture project in Europe. In connection with the agreement with Financo, during 1999 Financo received a fee of $201,000 plus expenses.

         LOANS TO MESSRS. ROSENTHAL AND CARPENTER. In connection with the IPO, the Operating Partnership made recourse loans of $2.375 million for the benefit of each of Messrs. Rosenthal and Carpenter. Messrs. Rosenthal and Carpenter used such loan proceeds to acquire 125,000 Common Units at a price of $19.00 per unit, reflecting the IPO price per share of Common Stock. Each of Messrs. Rosenthal and Carpenter incurred such loans and made such purchases through the Executive LLC that he controls and which is the borrower under each such loan. Each of the loans is secured by a pledge of 125,000 Common Units acquired with the proceeds thereof and is guaranteed by Messrs. Rosenthal and Carpenter, respectively. As a part of the severance package included in Mr. Rosenthal's Separation Agreement (see "Compensation of Executive Officers--Employment Agreements and Change of Control Agreements"), Mr. Rosenthal received a special distribution in 2000 in the amount of $628,927.85 which was used as payment in full of his outstanding obligations under the loan. Mr. Pursuant to Mr. Carpenter's Employment Agreement (see "Compensation of Executive Officers--Employment Agreements and Change of Control Agreements"), Mr. Carpenter is entitled to a distribution from the Operating Partnership in an amount equal to the outstanding balance under his Note, subject to the condition that Mr. Carpenter immediately apply such distribution to repay his outstanding obligations under his loan.

         OBLIGATIONS WITH RESPECT TO HORIZON GROUP PROPERTIES, INC. ("HGP") CREDIT FACILITIES. As of December 31, 1999, the Company is a guarantor or otherwise obligated with respect to an aggregate of approximately $12.7 million of the indebtedness of HGP and its affiliates including a $10 million obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July, 2001 and is collateralized by seven properties located throughout the United States. HGP is a publicly traded company which was formed in connection with the Company's merger with Horizon in June 1998. Mr. M. Reschke, Director of the Company, is a member of the board of directors of HGP. In the event HGP is unable to make debt service payments under such facility, the Operating Partnership may be required by the lenders to make payments under such guarantee.

         OBLIGATIONS WITH RESPECT TO HGP'S PRIOR INTEREST IN PRIME OUTLETS AT BELLPORT. On February 21, 1999, the Operating Partnership began management and operation of the Bellport Outlet Center located in Patchogue, New York, which was previously partially owned and operated by HGP. Pursuant to the terms of the management agreement, the Operating Partnership received payments based on 4% of gross revenues. On September 1, 1999, the Company acquired HGP's interest in what was then known as Bellport Outlet Center from HGP. The center is now known as Prime Outlets at Bellport.

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

                                      PRIME RETAIL, INC.

Dated: May 30, 2000                   /s/ Glenn D. Reschke
                                      -------------------------------------
                                      Glenn D. Reschke
                                      President and Chief Executive Officer