Form 10-Q
period 2000-06-30
PRIME RETAIL INC/BD/
filed 2000-08-15
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2000

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ----------- to ------------

                        Commission file number 001-13301
                                               ---------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                        38-2559212
---------------------------------------          -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    100 East Pratt Street
    Nineteenth Floor
    Baltimore, Maryland                                      21202
---------------------------------------         --------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (410) 234-0782
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address,or former fiscal year,if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90-days.

Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of August 12, 2000, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2000 and
December 31, 1999 ............................................................ 1

Consolidated Statements of Operations for the three and
six months ended June 30, 2000 and 1999 ...................................... 2

Consolidated Statements of Cash Flows for the six
months ended June 30, 2000 and 1999........................................... 3

Notes to the Consolidated Financial Statements................................ 5

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations.................................. 11

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 30

Item 2.  Changes in Securities............................................... 30

Item 3.  Defaults Upon Senior Securities..................................... 30

Item 4.  Submission of Matters to a Vote of Security Holders................. 31

Item 5.  Other Information................................................... 31

Item 6.  Exhibits or Reports on Form 8-K..................................... 31

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 32

Signatures................................................................... 33

                               Prime Retail, Inc.

                           Consolidated Balance Sheets

                (Amounts in thousands, except share information)


 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                             June 30, 2000         December 31, 1999
 -----------------------------------------------------------------------------------------------------------------------------------
 Assets

 Investment in rental property:
    Land........................................................................              $  177,813           $  181,854
    Buildings and improvements..................................................               1,557,015            1,560,710
    Property under development..................................................                  70,789               66,581
    Furniture and equipment.....................................................                  16,714               17,406
                                                                                              ----------           ----------
                                                                                               1,822,331            1,826,551
    Accumulated depreciation....................................................                (213,066)            (183,954)
                                                                                              ----------            ---------
                                                                                               1,609,265            1,642,597
 Cash and cash equivalents......................................................                   6,605                7,343
 Restricted cash................................................................                  28,050               28,131
 Accounts receivable, net.......................................................                  17,396               18,926
 Deferred charges, net..........................................................                  12,213               13,503
 Assets held for sale...........................................................                  65,900               97,639
 Due from affiliates, net.......................................................                   3,878                4,140
 Investment in partnerships.....................................................                  22,151               18,941
 Other assets...................................................................                  34,033               24,838
                                                                                              ----------           ----------
          Total assets..........................................................              $1,799,491           $1,856,058
                                                                                              ==========           ==========


 Liabilities and Shareholders' Equity

 Bonds payable..................................................................               $  32,900             $ 32,900
 Notes payable (See Note 3).....................................................               1,188,046            1,227,770
 Accrued interest...............................................................                   8,174                8,033
 Real estate taxes payable......................................................                  16,833               10,700
 Construction costs payable.....................................................                   4,931                5,123
 Accounts payable and other liabilities.........................................                  77,643               73,340
                                                                                               ---------           ----------

          Total liabilities.....................................................               1,328,527            1,357,866

 Minority interests.............................................................                   1,502                1,505
 Shareholders' equity:
    Shares of preferred stock, 24,315,000 shares authorized:
     10.5%Series  A  Senior   Cumulative   Preferred   Stock,   $.01  par  value
          (liquidation  preference  of  $61,273),  2,300,000  shares  issued and
          outstanding...........................................................                      23                   23
     8.5% Series B Cumulative  Participating  Convertible  Preferred Stock, $.01
          par value  (liquidation  preference  of  $206,101),  7,828,125  shares
          issued and outstanding................................................                      78                   78

    Shares of common stock, 150,000,000 shares authorized:
     Common stock,  $.01 par value,  43,577,916 and 43,368,620 shares issued and
          outstanding, respectively.............................................                     436                  434
    Additional paid-in capital..................................................                 709,373              709,122

    Distributions in excess of net income.......................................                (240,448)            (212,970)
                                                                                               ---------           ----------
          Total shareholders' equity............................................                 469,462              496,687
                                                                                               ---------           ----------
          Total liabilities and shareholders' equity............................              $1,799,491           $1,856,058
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

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)

                                                                            Three months                          Six months
                                                                          ended June 30                         ended June 30
                                                                   -----------------------------        ----------------------------

                                                                         2000          1999                  2000          1999
------------------------------------------------------------------------------------------------------------------------------------

Revenues
Base rents                                                              $44,461     $48,356               $88,709       $97,658
Percentage rents                                                          1,106       1,978                 2,593         4,040
Tenant reimbursements                                                    20,368      22,609                42,380        46,297
Interest and other                                                        2,649       2,631                 7,743         5,922
                                                                        -------     -------               -------       -------
   Total revenues                                                        68,584      75,574               141,425       153,917

Expenses
Property operating                                                       15,958      17,200                33,490        36,137
Real estate taxes                                                         5,507       5,726                11,238        11,293
Depreciation and amortization                                            15,783      18,565                32,020        36,824
Corporate general and administrative                                      8,019       2,800                13,452         5,587
Interest                                                                 23,714      22,463                47,737        43,725
Provision for asset impairment                                            8,538           -                 8,538             -
Loss on eOutlets.com                                                      1,315           -                14,279             -
Loss on Designer Connection                                               1,006         543                 2,085           888
Other charges                                                             4,503         600                 6,032         2,488
                                                                       --------     -------               -------       -------
   Total expenses                                                        84,343      67,897               168,871       136,942
                                                                       --------     -------               -------       -------
Income (loss) before minority interests and
   extraordinary loss                                                   (15,759)      7,677               (27,446)       16,975
Income allocated to minority interests                                        -        (534)                  (32)         (534)
                                                                       --------     -------               -------       -------
Income (loss) before extraordinary loss                                 (15,759)      7,143               (27,478)       16,441
Extraordinary loss on early extinguishment of debt,
   net of minority interests of $534                                          -      (2,106)                    -        (2,106)
                                                                       --------     -------               -------       -------
Net income (loss)                                                       (15,759)      5,037               (27,478)       14,335
(Income) loss allocated to preferred shareholders                        (5,668)     (6,046)              (11,336)        1,754
                                                                       --------     -------               -------       -------
Net income (loss) applicable to common shares                          $(21,427)    $(1,009)             $(38,814)      $16,089
                                                                       ========     =======              ========       =======

Basic earnings per common share:
   Income (loss) before extraordinary loss                             $  (0.49)    $  0.03              $  (0.89)      $  0.42
   Extraordinary loss                                                         -       (0.05)                    -         (0.05)
                                                                       --------     -------              --------       -------
   Net income (loss)                                                   $  (0.49)    $ (0.02)             $  (0.89)      $  0.37
                                                                       ========     =======              ========       =======
Diluted earnings per common share:
   Income (loss) before extraordinary loss                             $  (0.49)    $  0.03              $  (0.89)      $  0.08
   Extraordinary loss                                                         -       (0.05)                    -         (0.04)
                                                                       --------     -------               -------       -------
   Net income (loss)                                                   $  (0.49)    $ (0.02)             $  (0.89)      $  0.04
                                                                       ========     =======              ========       =======

Weighted-average common shares outstanding:
   Basic                                                                 43,532      43,186                43,456        43,069
                                                                       ========     =======              ========       =======

   Diluted                                                               43,532      43,186                43,456        55,720
                                                                       ========     =======              ========       =======

Distributions declared per common share                                $      -     $ 0.295              $      -       $ 1.385
                                                                       ========     =======              ========       ========


====================================================================================================================================
See accompanying notes to financial statements.



                               Prime Retail, Inc.

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)


------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                                             2000              1999
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income (loss)...............................................................                    $(27,478)          $ 14,335
Adjustments  to reconcile  net income  (loss) to net cash  provided by operating activities:
      Income allocated to minority interests....................................                          32                  -
      Depreciation..............................................................                      31,689             36,419
      Amortization of deferred financing costs and interest rate
        protection contracts....................................................                       1,708                800
      Amortization of leasing commissions.......................................                         331                405
      Provision for uncollectible accounts receivable...........................                       3,529              1,249
      Provision for asset impairment............................................                       8,538                  -
      Loss on eOutlets.com......................................................                      14,279                  -
      Gain on sale of land......................................................                      (2,471)                 -
Changes in operating assets and liabilities:
   Increase in accounts receivable..............................................                      (1,999)            (4,475)
   Decrease in other assets.....................................................                       1,059              2,143
   Increase (decrease) in other liabilities.....................................                       4,178               (693)
   Increase (decrease) in accrued interest......................................                         141               (104)
                                                                                                    --------            -------

      Net cash provided by operating activities.................................                      33,536             50,079
                                                                                                    --------            -------


Investing Activities
Additions to investment in rental property......................................                     (17,560)           (39,774)
Increase in property under development..........................................                     (24,425)            (7,078)
Proceeds from sale of land......................................................                       4,622                  -
Proceeds from sale of outlet center.............................................                      11,063                  -
                                                                                                    --------            -------
      Net cash used in investing activities.....................................                     (26,300)           (46,852)
                                                                                                    --------            -------
Financing Activities
Proceeds from notes payable.....................................................                      12,734            124,136
Principal repayments on notes payable...........................................                     (19,958)           (85,617)
Deferred financing fees.........................................................                        (750)                 -
Series C preferred stock redemption.............................................                           -             (1,038)
Distributions and dividends paid................................................                           -            (38,381)
Distributions to minority interests.............................................                           -             (6,486)
                                                                                                    --------            -------
Financing Activities
      Net cash used in financing activities.....................................                      (7,974)            (7,386)
                                                                                                    --------            -------
Decrease in cash and cash equivalents...........................................                        (738)            (4,159)
Cash and cash equivalents at beginning of period................................                       7,343              5,765
                                                                                                    --------            -------
Cash and cash equivalents at end of period......................................                    $  6,605            $ 1,606
                                                                                                    ========            =======


====================================================================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
                Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:


The following assets and liabilities were sold in connection with the sale of Prime Outlets at Williamsburg on February 23, 2000:

    Book value of assets disposed, net.......................          $ 53,563
    Cash received............................................           (11,063)
    Promissory note received.................................           (10,000)
                                                                        -------

    Debt disposed............................................          $ 32,500
                                                                       ========

Redemption of 3,300,000 shares of Series C Preferred Stock
 in exchange for issuance of note payable on March 31, 1999..          $ 33,000

                                                                       ========
================================================================================


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


Note 2 -- Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) shares of Series B Convertible Preferred Stock were converted into shares of Common Stock. For the three and six months ended June 30, 2000 and the three months ended June 30, 1999, the effect of all exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS. For the six months ended June 30, 1999, a redemption discount and dividends aggregating $13,718 related to the Company's repurchase of its Series C Preferred Stock were excluded from the numerator and incremental shares of 12,651 were included in the denominator, related to the assumed conversion of Series C Preferred Stock and Common Units, of the computation of diluted EPS. For the six months ended June 30, 1999, the effect of all other exercises and conversions was anti-dilutive, and, therefore, was excluded from the computation of diluted EPS.

Note 3 -- Notes Payable

The maturity of the Company's $25,000 unsecured line of credit was extended from July 11, 2000 to August 30, 2000, or earlier if the Company terminates its efforts to close on an anticipated debt financing with Lehman Brothers. The Company is in discussion with the lender to obtain an additional short-term extension of the loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Lehman Brothers Loan Negotiation and Debt Facility Compliance" for additional information.

The maturity of the Company's $20,000 subordinated loan was extended from June 30, 2000 to August 14, 2000. The Company is in discussion with the lender to obtain an additional short-term extension of the loan.

The maturity of the Company's $3,559 first mortgage, collateralized by property in Knoxville, TN, was extended from June 22, 2000 to August 21, 2000. The Company is in discussion with the lender to obtain an additional extension of the loan.

Debt Contingencies

As of June 30, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,591 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

On April 1, 1998, Horizon Group, Inc. ("Horizon") consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of June 30, 2000, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $28,837 at June 30, 2000, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Debt Facility Compliance

Based on the financial results for the second quarter of 2000, the Company is not in compliance with financial covenants contained in certain of its debt facilities. Non-compliance with these covenants may have triggered cross-default provisions with respect to several other Company debt facilities. Certain of the affected lenders have alleged that non-compliance with the financial covenants constitutes a default under their loan documents. The Company has taken the position with these lenders that the nature and extent of the non-compliance with the financial covenants would not permit any lender to accelerate the maturity of its loan or pursue other remedies under the loan documents. None of these loans has been accelerated nor has notice of any lender's intention to accelerate been received by the Company. The Company is in discussions with the affected lenders regarding either paying off these loans in their entirety using proceeds from the anticipated debt financing with Lehman Brothers, or modifying the terms and financial covenants so that the Company will be in compliance at the time the anticipated debt financing closes.

If the Company is unable to close the anticipated debt financing with Lehman Brothers, it will look to obtain alternative financing from other financial institutions or the potential sale of assets or a joint venture interest in certain outlet centers as sources of cash to repay the amounts outstanding under such loans. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Although the Company continues to maintain its regularly scheduled interest payments under all of its other indebtedness, there can be no assurance that one or all of the affected lenders will not attempt to accelerate the maturity of its indebtedness or pursue other remedies under their respective loan documents. Additionally, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

The Company, through affiliates, holds 50% interests in the owners of an outlet center in Oxnard, CA and phase one of an outlet center in Bellport, NY. First mortgage loans on these properties have matured and are currently in default. The Company is exploring all options to resolve these defaults, including transferring the outlet centers to the lenders. Such transfers would not be expected to have a material effect on the Company's results from operations or its financial condition.


Note 4 - Prime/Estein Joint Venture Transaction

On August 6, 1999, the Company entered into an agreement (the "Prime/Estein Joint Venture Agreement") to sell three factory outlet centers, including two future expansions, to a joint venture (the "Venture") between an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, and the Company. The Prime/Estein Joint Venture Agreement provided for a total purchase price of $274,000, including (i) the assumption of approximately $151,500 of first mortgage indebtedness, (ii) an $8,000 payment to the Company for a ten-year covenant-not-to-compete and (iii) a $6,000 payment to the Company for a ten-year licensing agreement with the Venture to continue the use of the "Prime Outlets" brand name. Additionally, the Company is in discussions with Estein regarding modification of the terms of the sale of the future expansion to Prime Outlets at Willliamsburg.

On November 19, 1999, the Company completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of June 30, 2000 and December 31, 1999 was $10,674 and $10,745, respectively, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration is a $5,500 payment related to the covenant-not-to-compete and a $3,000 payment related to the licensing agreement. The payments to the Company for the covenant-not-to-compete and the licensing agreement are included in accounts payable and other liabilities in the Consolidated Balance Sheet and will be amortized into income over their ten-year lives.

During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including
(i) the assumption of mortgage indebtedness of $32,500, (ii) a $1,250 payment related to the covenant-not-to-compete and (iii) a $1,500 payment related to the licensing agreement. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Venture, such amount to be payable on or before December 15, 2000. The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75%.

The Company now expects to close on the sale of Prime Outlets at Hagerstown for aggregate consideration of approximately $80,500 during the third quarter of 2000. The Company expects to receive net proceeds of approximately $19,000, which will be used to repay short-term indebtedness and for general corporate purposes. Completion of this transaction remains subject to various conditions and there can be no assurance as to whether or when this transaction will be consummated. As of June 30, 2000, the Company classified $59,261 representing the aggregate carrying value of Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet. As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet.

Note 5 - Shareholders' Equity

The Company is authorized to issue up to (i) 150,000,000 shares of common stock and (ii) 24,315,000 shares of preferred stock in one or more series. At June 30, 2000, 43,577,916 shares of common stock, 2,300,000 shares of 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 7,828,125 shares of 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock") were issued and outstanding.

Dividends on the Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends on the Series B Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or
(ii) the dividends on the number of shares of Common Stock into which a share of Series B Convertible Preferred Stock will be convertible at the conversion price of $20.90 per share of Common Stock. At June 30, 2000, there were 9,363,786 shares of Common Stock reserved for future issuance upon conversion of the Series B Convertible Preferred Stock.

The Senior Preferred Stock and Series B Convertible Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon. As of June 30, 2000, unpaid dividends for the period November 16, 1999 through June 30, 2000 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $3,773 and $10,398, respectively.

In order to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 95.0% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions in accordance with the requirements of the Internal Revenue Code of 1986, as amended, necessary to remain qualified as a REIT, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

The Company's current policy with respect to common stock distributions is to only make payments to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections, it does not expect to pay any distributions on its common stock or common units of limited partnership interest in Prime Retail, L.P. during 2000.

With respect to distributions on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock, the Board of Directors did not declare a quarterly distribution on such preferred stock due February 15, 2000 and May 15, 2000, respectively. The Board of Directors announced on July 24, 2000 that, based on the Company's current financial situation and the Company's current federal income tax projections, the Company does not anticipate paying any quarterly distributions on the Senior Preferred Stock and the Series B Convertible Preferred Stock during the remainder of 2000. The Company is in arrears on its Preferred Stock distributions due February 15, 2000 and May 15, 2000. Non-payment of the quarterly preferred stock distributions due August 15, 2000 will represent the third consecutive quarter that such dividends are in arrears. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such two directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant. In addition, the Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. Annualized dividends on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock outstanding as of June 30, 2000 are $6,038 and $16,636, respectively.

Note 6  - Special Charges

On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $14,279 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $10,782 of costs incurred during the six months ended June 30, 2000.

During the second quarter of 2000, management established a formal plan to sell two of its properties and, accordingly, reclassified their respective carrying values to assets held for sale in the Consolidated Balance Sheet as of June 30, 2000. In accordance with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company incurred a provision for asset impairment of $8,538 to reduce the carrying value of these properties to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of June 30, 2000 was $6,639.

The operating results for the Company's Designer Connection outlet stores are reflected in Loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for the fourth quarter of 1999, the Company decided to discontinue the operations of its Designer
Connection outlet stores. The operations of the Designer Connection outlet stores ceased during June of 2000.

Note 7 - Commitments and Contingencies

The Company was required, pursuant to a real estate purchase agreement and two ground leases in which it is the ground lessee, to purchase for $6,809 the unowned 50% interests in parcels of land underlying Phases III and IV of Prime Outlets at Gilroy in Gilroy, California. The Company did not close on the scheduled closing date. The seller has several rights and remedies under the relevant documents, including amending the base rent under the ground leases, amending the purchase price, and seeking specific performance. On August 9, 2000 the seller notified the Company that it has exercised its right under the relevant documents require the Company to close within 180 days. The seller also reserved its other remedies under the relevant documents. The seller does not have the right to terminate the ground leases a a remedy.

Note 8 - Legal Proceedings

In the ordinary course of business the Company is subject to certain legal actions. While any litigation contains an element of uncertainty, management believes the losses, if any, resulting from such matters, including the matter described below, will not have a material adverse effect on the consolidated financial statements of the Company.

The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has filed a notice of its appeal from the U.S. District Court's decision. The outcome of the appeal, and the ultimate liability of the Company, if any, if the dismissal is overturned on appeal, cannot currently be predicted. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously.

Several entities (the "Plaintiffs") have filed or stated an intention to file lawsuits (the "Lawsuits") against the Company and its affiliates in which the Plaintiffs are seeking to hold them responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets.com. Primeoutlets.com, inc. is also a defendant in some, but not all, of the Lawsuits. The Company believes that it is not liable to the Plaintiffs as there was no privity of contract between it and the respective Plaintiffs. The Company intends to defend all Lawsuits vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com, inc., currently pending in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss Plaintiff's claim that the Company was liable for primeoutlets.com, inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of these Lawsuits, and the ultimate liability of the Company, if any, cannot be predicted.

The New York Stock Exchange and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters.

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

Outlet Portfolio

The Company grew to its present size, a process largely completed by the end of 1999, by developing and acquiring outlet centers and expanding its existing outlet centers. As summarized in TABLE 1, the Company's outlet portfolio consisted of 51 outlet centers totaling 14,913,000 square feet of gross leasable area ("GLA") at June 30, 2000, compared to 50 operating manufacturers' outlet centers totaling 14,343,000 square feet of GLA at June 30, 1999. The increase in the number of outlet centers and the GLA in the Company's outlet portfolio are collectively referred to as the "Portfolio Expansion."

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

During 1999, the Company (i) opened two expansions to existing outlet centers totaling 85,000 square feet of GLA (of which 21,000 square feet and 64,000 square feet opened in the first and third quarters, respectively) and (ii) acquired from Horizon Group Properties, Inc. ("HGP") ownership interests in the Bellport Outlet Center(in September 1999) which consists of 292,000 square feet of GLA. In the first quarter of 2000, the Company opened a 68,000 square foot expansion at Prime Outlets at Hagerstown relating to the second home furnishing store operated by The Home Co., in which a 47.6% interest is owned by the Company. In the second quarter of 2000, the Company opened a 98,000 square foot expansion at Prime Outlets at Hagerstown and two expansions aggregating 48,000 square feet at Prime Outlets at San Marcos.

Between December 31, 1999 and June 30, 2000, the Company's outlet center portfolio experienced a decline in occupancy from 93% to 91%. The decline was primarily attributable to tenant departures subsequent to the holiday shopping season as well as certain tenant bankruptcies and adbandonments. For comparison, the Company's outlet center portfolio was 94% occupied on June 30, 1999.

                             Portfolio of Properties
                                  June 30, 2000

------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Kittery  - Kittery Maine..............................     I            April 1984         25,000             100%

                                                                           II              May 1984         78,000             100
                                                                          III           August 1989         18,000             100
                                                                           IV              May 1998         10,000             100
                                                                                                           -------             ---
                                                                                                           131,000             100

Prime Outlets at Fremont - Fremont, Indiana............................     I          October 1985        118,000              92
                                                                           II         November 1993         51,000             100
                                                                          III          October 1994         60,000              87
                                                                                                           -------             ---
                                                                                                           229,000              92

Prime Outlets at Birch Run (2) - Birch Run, Michigan................... I-XVI               Various        591,000              97
                                                                           XVII-
                                                                        XVIII                  1997        133,000              96
                                                                                                           -------             ---
                                                                                                           724,000              97

Prime Outlets at Latham - Latham, New York.............................     I           August 1987         43,000              88

Prime Outlets at Michigan City - Michigan City, Indiana................     I         November 1987        199,000             100
                                                                           II              May 1988        130,000              97
                                                                          III             July 1991         36,000              91
                                                                           IV             July 1994         42,000             100
                                                                            V         December 1994         26,000              98
                                                                           VI              May 1995         58,000              96
                                                                                                           -------             ---
                                                                                                           491,000              98

Prime Outlets at Williamsburg (3) - Williamsburg, Virginia.............     I            April 1988         67,000              96
                                                                           II         November 1988         60,000             100
                                                                          III          October 1990         49,000              95
                                                                           IV                  1995         98,000             100
                                                                                                           -------             ---
                                                                                                           274,000              98

Prime Outlets at Kenosha - Kenosha, Wisconsin..........................     I        September 1988         89,000              97
                                                                           II             July 1989         65,000             100
                                                                          III              May 1990        115,000              85
                                                                                                           -------             ---
                                                                                                           269,000              93

Prime Outlets at Silverthorne - Silverthorne, Colorado.................     I         November 1988         95,000              97
                                                                           II         November 1990         75,000              95
                                                                          III         November 1993         88,000              80
                                                                                                           -------             ---
                                                                                                           258,000              91

Prime Outlets at Edinburgh - Edinburgh, Indiana........................     I                  1988        156,000             100
                                                                           II         November 1994        142,000              97
                                                                                                           -------             ---
                                                                                                           298,000              99

Prime Outlets at Burlington - Burlington, Washington ..................     I              May 1989         89,000              84
                                                                           II          October 1989         36,000             100
                                                                          III            April 1993         49,000              97
                                                                                                           -------             ---
                                                                                                           174,000              91

Prime Outlets at Queenstown - Queenstown, Maryland.....................     I             June 1989         67,000              97
                                                                           II             June 1990         55,000             100
                                                                          III          January 1991         16,000              97
                                                                           IV             June 1992         14,000              97
                                                                            V           August 1993         69,000             100
                                                                                                            -------             ---
                                                                                                           221,000              99


                       Portfolio of Properties (continued)
                                  June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Hillsboro - Hillsboro, Texas..........................     I          October 1989         95,000              96%
                                                                           II          January 1992        101,000              95
                                                                          III              May 1995        163,000              92
                                                                                                           -------             ---
                                                                                                           359,000              94

Prime Outlets at Oshkosh - Oshkosh, Wisconsin..........................     I         November 1989        215,000              85
                                                                           II             July 1991         45,000              93
                                                                                                           -------             ---
                                                                                                           260,000              86

Prime Outlets at Warehouse Row (4) - Chattanooga, Tennessee............     I         November 1989         95,000              84

Prime Outlets at Gilroy - Gilroy, California...........................     I          January 1990         94,000              98
                                                                           II           August 1991        109,000              97
                                                                          III          October 1992        137,000              96
                                                                           IV             July 1994        170,000              99
                                                                            V         November 1995         69,000             100
                                                                                                           -------             ---
                                                                                                           579,000              98

Prime Outlets at Perryville - Perryville, Maryland.....................     I             June 1990        148,000              88

Prime Outlets at Sedona - Sedona, Arizona .............................     I           August 1990         82,000             100

Prime Outlets at San Marcos - San Marcos, Texas........................     I           August 1990        177,000              96
                                                                           II           August 1991         70,000              91
                                                                          III           August 1993        117,000              97
                                                                         IIIB         November 1994         20,000              91
                                                                         IIIC         November 1995         35,000              75
                                                                         IIID              May 1998         18,000             100
                                                                           VA           August 1999         64,000             100
                                                                           VB              May 2000         17,000             100
                                                                           VC              May 2000         31,000              69
                                                                                                           -------             ---
                                                                                                           549,000              96

Prime Outlets at Anderson - Anderson, California.......................     I           August 1990        165,000              93

Prime Outlets at Post Falls - Post Falls, Idaho .......................     I             July 1991        111,000              71
                                                                           II             July 1992         68,000              86
                                                                                                           -------             ---
                                                                                                           179,000              77

Prime Outlets at Ellenton - Ellenton, Florida..........................     I         October 1991         187,000              98
                                                                           II          August 1993         123,000              98
                                                                          III         October 1996          30,000             100
                                                                           IV        November 1998         141,000              97
                                                                                                           -------             ---
                                                                                                           481,000              98

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........     I         October 1991         181,000              93
                                                                           II            July 1996           6,000             100
                                                                                                           -------             ---
                                                                                                           187,000              93

Prime Outlets at Naples - Naples/Marco Island, Florida.................     I        December 1991          94,000              83
                                                                           II        December 1992          32,000             100
                                                                          III           March 1998          20,000              98
                                                                                                           -------             ---
                                                                                                           146,000              89

Prime Outlets at Conroe - Conroe, Texas................................     I         January 1992          93,000              91
                                                                           II            June 1994         163,000              90
                                                                          III         October 1994          26,000              79
                                                                                                           -------             ---
                                                                                                           282,000              89

Bellport Outlet Center(5) - Bellport, New York.........................     I              May 1992         95,000              85
                                                                           II         November 1996        126,000              83
                                                                          III          October 1997         71,000              60
                                                                                                           -------             ---
                                                                                                           292,000              76




                       Portfolio of Properties (continued)
                                  June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
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





                       Portfolio of Properties (continued)
                                  June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Pismo Beach  - Pismo Beach, California................     I         November 1994        148,000              88%

Prime Outlets at Tracy  - Tracy, California............................     I         November 1994        153,000              88

Prime Outlets at Vero Beach  - Vero Beach, Florida.....................     I         November 1994        210,000              92
                                                                           II           August 1995        116,000              85
                                                                                                           -------             ---
                                                                                                           326,000              90

Prime Outlets at Waterloo - Waterloo, New York.........................     I            March 1995        208,000              97
                                                                           II        September 1996        115,000              95
                                                                          III            April 1997         68,000              94
                                                                                                           -------             ---
                                                                                                           391,000              96

Prime Outlets at Odessa - Odessa, Missouri.............................     I             July 1995        191,000              87
                                                                           II         November 1996        105,000              56
                                                                                                           -------             ---
                                                                                                           296,000              76

Prime Outlets at Darien (7) - Darien, Georgia..........................     I             July 1995        238,000              85
                                                                          IIA         November 1995         49,000              99
                                                                          IIB             July 1996         20,000             100
                                                                                                           -------             ---
                                                                                                           307,000              88

Prime Outlets at New River (6) - Phoenix, Arizona......................     I        September 1995        217,000              93
                                                                           II        September 1996        109,000              79
                                                                                                           -------             ---
                                                                                                           326,000              89

Prime Outlets at Gulfport (8) - Gulfport, Mississippi..................     I         November 1995        228,000              91
                                                                          IIA         November 1996         40,000              78
                                                                          IIB         November 1997         38,000              84
                                                                                                           -------             ---
                                                                                                           306,000              88

Prime Outlets at Lodi - Burbank, Ohio..................................     I         November 1996        205,000              90
                                                                          IIA              May 1998         33,000              92
                                                                          IIB         November 1998         75,000              82
                                                                                                           -------             ---
                                                                                                           313,000              88

Prime Outlets at Gaffney - Gaffney, South Carolina.....................     I         November 1996        235,000              91
                                                                           II             July 1998         70,000              92
                                                                                                           -------             ---
                                                                                                           305,000              91

Prime Outlets at Lee  - Lee, Massachusetts.............................     I             June 1997        224,000             100

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................     I            April 1998        208,000              94
                                                                          IIA            March 1999         21,000              79
                                                                                                           -------             ---
                                                                                                           229,000              92

Prime Outlets at Hagerstown (9) - Hagerstown, Maryland.................     I           August 1998        218,000             100
                                                                           II         November 1998        103,000             100
                                                                          IIIA           March 2000         68,000             100
                                                                          IIIB           April 2000         98,000              80
                                                                                                           -------             ---
                                                                                                           487,000              95
                                                                                                           -------             ---
Total Outlet Centers (10)                                                                               14,914,000              90%
                                                                                                        ==========             ===

====================================================================================================================================


 Notes:
(1) Percentage reflects fully executed leases as of June 30, 2000 as a percent of square feet of GLA.
(2) On November 19, 1999, the Company sold this outlet center to a joint venture partnership with an unrelated party in which the Company owns a 30% interest.
(3) On February 23, 2000, the Company sold this outlet center to a joint venture partnership with an unrelated party in which the Company owns a 30% interest.
(4) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space which was 99% leased as of June 30, 2000.
(5) On September 1, 1999, the Company acquired from HGP 50% of Phase I and 51% of Phases II and III of this outlet center which it owns in joint venture partnerships with unrelated parties.
(6) The Company owns 50% of this outlet center in a joint venture partnership with an unrelated third party.
(7) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(8) The real property on which this outlet center is located is subject to a long-term ground lease.
(9) The Company expects to close on the sale of this outlet center during the third quarter of 2000 to a joint venture partnership with an unrelated party in which the Company owns a 30.0% interest.
(10) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 83% leased as of June 30, 2000.

Results of Operations

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

Summary

The Company reported net income (loss) of $(15,759) and $5,037 for the three months ended June 30, 2000 and 1999, respectively. During the second quarter of 1999, the Company recorded an extraordinary loss of $2,106 (net of minority interests of $534) relating to the early extinguishment of certain long-term debt. For the three months ended June 30, 2000, the net income (loss) applicable to common shareholders was $(21,427), or $(0.49) per common share on a basic and diluted basis. For the three months ended June 30, 1999, the net income applicable to common shareholders was $(1,009), or $(0.02) per common share on a basic and diluted basis.

Revenues

Total revenues were $68,584 for the three months ended June 30, 2000 compared to $75,574 for the three months ended June 30, 1999, a decrease of $6,990, or 9.2%. Base rents decreased $3,895, or 8.1%, in 2000 compared to 1999. Straight-line rent income (included in base rents) were $28 and $221 for the three months ended June 30, 2000 and 1999, respectively. These decreases are primarily due to the Prime/Estein Transaction and the decrease in portfolio occupancy, partially offset by the Portfolio Expansion.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $872, or 44.1%, during the three months ended June 30, 2000 compared to the same period in 1999. This decline was primarily attributable to the Prime/Estein Transaction. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $2,241, or 9.9%, primarily due to the Prime/Estein Transaction and a decrease in portfolio occupancy, partially offset by the Portfolio Expansion.

Interest and other income increased by $18, or 0.6%, to $2,649 during the three months ended June 30, 2000 compared to $2,631 for the three months ended June 30, 1999. The increase reflects (i) an increase in late fee income of $487, (ii) amortization of deferred fees of $281 related to the payments made to the Company for covenant-not-to-compete and licensing agreements, (iii) higher property management fee income of $167, and (iv) higher interest income of $74. These increases were offset by reductions in equity earnings from investment in partnerships of $985 and other miscellaneous items of $6.

Expenses

Property operating expenses decreased by $1,242, or 7.2%, to $15,958 for the three months ended June 30, 2000 compared to $17,200 for the same period in
1999. Real estate taxes decreased by $219, or 3.8%, to $5,507 for the three months ended June 30, 2000 from $5,726 in the same period in 1999. The decrease in property operating expenses is primarily due to the Prime/Estein Transaction. The decrease in real estate taxes is primarily attributable to the Prime/Estein Transaction, partially offset by increased assessments and the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense decreased by $2,782, or 15.0%, to $15,783 for the three months ended June 30, 2000 compared to $18,565 for the same period in 1999. This decrease is primarily due to the Prime/Estein Transaction, partially offset by the Portfolio Expansion.

TABLE 2 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended June 30,                                 1999            2000
--------------------------------------------------------------------------------

Building and improvements                                 $8,658         $10,127
Land improvements                                          1,365           1,452
Tenant improvements                                        5,007           6,398
Furniture and fixtures                                       589             368
Leasing commissions                                          164             220
                                                        --------         -------
      Total                                             $ 15,783         $18,565
                                                        ========         =======

================================================================================


TABLE 3 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended June 30,                                2000             1999
--------------------------------------------------------------------------------

Interest incurred                                       $24,110         $22,807
Interest capitalized                                     (1,259)         (1,144)
Amortization of deferred financing costs                    846             797
Amortization of interest rate protection contracts           17               3
                                                        -------        --------
         Total                                          $23,714        $ 22,463
                                                        =======        ========

================================================================================

As shown in TABLE 3, interest expense for the three months ended June 30, 2000 increased by $1,251, or 5.6%, to $23,714 compared to $22,463 for the same period in 1999. This increase reflects (i) higher interest incurred of $1,303, (ii) an increase in amortization of deferred financing costs of $49 and (iii) an increase in amortization of interest rate protection contracts of $14. Partially offsetting these items was an increase in the amount of interest capitalized in connection with development projects of $115.

The increase in interest incurred is primarily attributable to an increase in the weighted average interest rate for the three months ended June 30, 2000 compared to the same period in 1999. The weighted average interest rates were 7.90% and 7.19% for the 2000 and 1999 periods, respectively. The increase is partially offset by a decrease of $48,341 in the Company's average debt outstanding during the three months ended June 30, 2000 compared to the same period in 1999.

Other charges for the three months ended June 30, 2000 increased by $3,903, or 650.5%, to $4,503 compared to $600 for the same period in 1999. This increase reflects (i) a higher provision for uncollectible accounts receivable of $2,306 primarily due to certain tenant bankruptcies and abandonments, (ii) increased pre-development costs of $706, (iii) higher marketing expenses of $415 and (iv) an increase in all other miscellaneous charges of $476.

On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations. The Company incurred a non-recurring loss of $1,315 during the three months ended June 30, 2000 in respect of this discontinuance of operations.

During the second quarter of 2000, management established a formal plan to sell two of its properties and, accordingly, reclassified their respective carrying values to assets held for sale in the Consolidated Balance Sheet as of June 30, 2000. In accordance with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company incurred a provision for asset impairment of $8,538 to reduce the carrying value of these properties to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of June 30, 2000 was $6,639.

The operating results for the Company's Designer Connection outlet stores are reflected in Loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for the fourth quarter of 1999, the Company decided to discontinue the operations of its Designer
Connection outlet stores. The operations of the Designer Connection outlet stores ceased during June of 2000.

In connection with re-leasing space to new merchants, the Company incurred $285 and $53 in capital expenditures during the three months ended June 30, 2000 and 1999, respectively.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

Summary

The Company reported net income (loss) of $(27,478) and $14,335 for the six months ended June 30, 2000 and 1999, respectively. During the second quarter of 1999, the Company recorded an extraordinary loss of $2,106 (net of minority interests of $534), relating to the early extinguishment of certain long-term debt. For the six months ended June 30, 2000, the net income (loss) applicable to common shareholders was $(38,814), or $(0.89) per common share on a basic and diluted basis. For the six months ended June 30, 1999, the net income applicable to common shareholders was $16,089, or $0.37 and $0.04 per common share on a basic and diluted basis, respectively.

Revenues

Total revenues were $141,425 for the six months ended June 30, 2000 compared to $153,917 for the six months ended June 30, 1999, a decrease of $12,492, or 8.1%. Base rents decreased $8,949, or 9.2%, in 2000 compared to 1999. Straight-line rent (expense) income (included in base rents) were $(377) and $430 for the six months ended June 30, 2000 and 1999, respectively. These decreases are primarily due to the Prime/Estein Transaction and a decrease in portfolio occupancy, partially offset by the Portfolio Expansion.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $1,447, or 35.8%, during the six months ended June 30, 2000 compared to the same period in 1999. This decline was primarily attributable to the Prime/Estein Transaction. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $3,917, or 8.5%, primarily due to the Prime/Estein Transaction and the decrease in portfolio occupancy, partially offset by the Portfolio Expansion.

Interest and other income increased by $1,821, or 30.7%, to $7,743 during the six months ended June 30, 2000 compared to $5,922 for the six months ended June 30, 1999. This increase reflects (i) a non-recurring first quarter 2000 gain on sale of outparcel land in Camarillo, CA. of $2,471 (ii) an increase in lease buy-out income of $709, and (iii) higher property management fee income of $389. Partially offsetting these items were reductions in equity earnings from investment in partnerships of $1,686 and other miscellaneous items of $62.

Expenses

Property operating expenses decreased by $2,647, or 7.3%, to $33,490 for the six months ended June 30, 2000 compared to $36,137 for the same period in 1999. Real estate taxes decreased by $55, or 0.5%, to $11,238 for the six months ended June 30, 2000 from $11,293 in the same period in 1999. The decrease in property operating expenses is primarily due to the Prime/Estein Transaction, partially offset by the Portfolio Expansion. The decrease in real estate taxes is primarily attributable to the Prime/Estein Transaction, partially offset by increased assessments and the Portfolio Expansion. As shown in TABLE 4, depreciation and amortization expense decreased by $4,804, or 13.0%, to $32,020 for the six months ended June 30, 2000 compared to $36,824 for the same period in 1999. This decrease is primarily due to the Prime/Estein Transaction and the reclassification of certain properties to assets held for sale partially offset by the Portfolio Expansion.

TABLE 4 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Six months ended June 30,                                 2000             1999
--------------------------------------------------------------------------------
Building and improvements                               $17,456        $ 20,237
Land improvements                                         2,765           2,830
Tenant improvements                                      10,460          12,582
Furniture and fixtures                                    1,008             770
Leasing commissions                                         331             405
                                                        -------         -------
      Total                                             $32,020         $36,824
                                                        =======         =======

================================================================================

TABLE 5 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Six months ended June 30,                                  2000            1999
--------------------------------------------------------------------------------
Interest incurred                                       $48,388         $44,493
Interest capitalized                                     (2,359)         (2,218)
Amortization of deferred financing costs                  1,670           1,390
Amortization of interest rate protection contracts           38              60
                                                        -------         -------
         Total                                          $47,737         $43,725
                                                        =======         =======

================================================================================

As shown in TABLE 5, interest expense for the six months ended June 30, 2000 increased by $4,012, or 9.2%, to $47,737 compared to $43,725 for the same period in 1999. This increase reflects higher interest incurred of $3,895 and an increase in amortization of deferred financing costs of $280. Partially offsetting these items was an increase in the amount of interest capitalized in connection with development projects of $141 and a decrease in amortization of interest rate protection contracts of $22.

The increase in interest incurred is primarily attributable to an increase in the weighted average interest rate for the six months ended June 30, 2000 compared to the same period in 1999. The weighted average interest rates were 7.87% and 7.18% for the 2000 and 1999 periods, respectively. The increase is partially offset by a decrease of $9,792 in the Company's average debt outstanding during the six months ended June 30, 2000 compared to the same period in 1999.

Other charges for the six months ended June 30, 2000 increased by $3,544, or 142.4%, to $6,032 compared to $2,488 for the same period in 1999. This increase reflects (i) a higher provision for uncollectible accounts receivable of $2,280 primarily due to certain tenant bankruptcies and abandonments, (ii) increased pre-development costs of $486, (iii) higher marketing expenses of $316, (iv) higher ground lease expenses of $182, and (v) an increase in all other miscellaneous charges of $280.

On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $14,279 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $10,782 of costs incurred during the six months ended June 30, 2000.

During the second quarter of 2000, management established a formal plan to sell two of its properties and, accordingly, reclassified their respective carrying values to assets held for sale in the Consolidated Balance Sheet as of June 30, 2000. In accordance with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company incurred a provision for asset impairment of $8,538 to reduce the carrying value of these properties to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of June 30, 2000 was $6,639.

The operating results for the Company's Designer Connection outlet stores are reflected in Loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for the fourth quarter of 1999, the Company decided to discontinue the operations of its Designer
Connection outlet stores. The operations of the Designer Connection outlet stores ceased during June of 2000.

In connection with re-leasing space to new merchants, the Company incurred $509 and $839 in capital expenditures during the six months ended June 30, 2000 and 1999, respectively.

Sales

For the three and six month periods ended June 30, 2000, same-space sales in centers owned by the Company increased 2% and 3%, respectively, compared to the same periods in 1999. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1999. For the three and six month periods ended June 30, 2000, same-store sales decreased by 3% and 1%, respectively, compared to the same periods in 1999. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened and operated by the same merchant since January 1, 1999. The weighted average sales per square foot reported by all merchants was $257 for the year ended December 31, 1999.

Liquidity and Capital Resources

Sources and Uses of Cash

For the six months ended June 30, 2000, net cash provided by operating activities was $33,536, net cash used in investing activities was $26,300, and net cash used in financing activities was $7,974.

The uses of cash for investing activities during the six months ended June 30, 2000 of $26,300 included (i) costs associated with development and construction of Prime Outlets of Puerto Rico which opened July 27, 2000 and four expansions to existing centers aggregating approximately 389,000 square feet of GLA which opened during the six months ended June 30, 2000 and (ii) costs related to eOutlets.com. Partially offsetting these uses were $11,063 of net proceeds from the sale of Prime Outlets at Williamsburg and $4,622 of net proceeds from the sale of outparcel land in Camarillo, CA.

The gross uses of cash for financing activities during the six months ended June 30, 2000 included (i) principal repayments on notes payable of $19,958 and (ii) deferred financing costs of $750. Partially offsetting these items were proceeds from new borrowings of $12,734.

Although the Company believes that cash flow from (i) operations, (ii) new borrowings, (iii) refinancing of certain existing debt and (iv) the potential sale of a joint venture interest in certain outlet centers will be sufficient to satisfy its scheduled debt service obligations and to sustain its operations for the next year, there can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods. At June 30, 2000, unused commitments available for borrowings under various loan facilities were $812 in the aggregate. See "Lehman Brothers Loan Negotiations and Debt Facility Compliance" below.

Dividends and Distributions

In order to qualify as a Real Estate Investment Trust ("REIT") for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 95.0% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions in accordance with the requirements of the Internal Revenue Code of 1986, as amended, necessary to remain qualified as a REIT, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

The Company's current policy with respect to common stock distributions is to only make payments to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections, it does not expect to pay any distributions on its common stock or common units of limited partnership interest in Prime Retail, L.P. during 2000.

With respect to distributions on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock, the Board of Directors did not declare a quarterly distribution on such preferred stock due February 15, 2000 and May 15, 2000, respectively. The Board of Directors announced on July 24, 2000 that, based on the Company's current financial situation and the Company's current federal income tax projections, the Company does not anticipate paying any quarterly distributions on the Senior Preferred Stock and the Series B Convertible preferred Stock during the remainder of 2000. The Company is in arrears on its Preferred Stock distributions due February 15, 2000 and May 15, 2000. Non-payment of the quarterly preferred stock distributions due August 15, 2000 will represent the third consecutive quarter that such dividends are in arrears. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such two directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant. In addition, the Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. Annualized dividends on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock outstanding as of June 30, 2000 are $6,038 and $16,636, respectively.

Debt Repayments

The Company's aggregate indebtedness was $1,220,946 and $1,260,670 at June 30, 2000 and December 31,1999, respectively. At June 30, 2000, such indebtedness had a weighted average maturity of 4.5 years and bore interest at a weighted average interest rate of 7.90% per annum. At June 30, 2000, $931,634, or 76.3%, of such indebtedness bore interest at fixed rates and $289,312, or 23.7%, of such indebtedness bore interest at variable rates. The Company is obligated to repay $80,761 and $227,688 of mortgage indebtedness during the remainder of 2000 and 2001, respectively. See "Lehman Brothers Loan Negotiations and Debt Facility Compliance" below.

The maturity of the Company's $25,000 unsecured line of credit was extended from July 11, 2000 to August 30, 2000, or earlier if the Company terminates its efforts to close on an anticipated debt financing with Lehman Brothers. The Company is in discussion with the lender to obtain an additional short-term extension of the loan.

The maturity of the Company's $20,000 subordinated loan was extended from June 30, 2000 to August 14, 2000. The Company is in discussion with the lender to obtain an additional short-term extension of the loan.

The maturity of the Company's $3,559 first mortgage, collateralized by property in Knoxville, TN, was extended from June 22, 2000 to August 21, 2000. The Company is in discussion with the lender to obtain an additional extension of the loan.

Debt Contingencies

As of June 30, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,591 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

On April 1, 1998, Horizon Group, Inc. ("Horizon") consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of June 30, 2000, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $28,837 at June 30, 2000, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Lehman Brothers Loan Negotiations and Debt Facility Compliance

As previously announced, the Company expects to close $110,000 of new loans from Lehman Brothers (the "Lehman Brothers Loans"). The Company now anticipates closing the Lehman Brothers Loans in two phases. The first phase, a $20,000 first mortgage loan on the recently opened Prime Outlets of Puerto Rico, is expected to close on or about September 1, 2000. The second phase, a $90,000 mezzanine loan (the "Mezzanine Loan"), is expected to close by the end of the third quarter. The Mezzanine Loan will be secured by mortgages on, and pledges of equity interests in, certain outlet centers. The net proceeds from the Lehman Brothers Loans will be used to repay up to $80,175 of short-term indebtedness and for general corporate purposes, including the funding of programs to attract and retain tenants through increased marketing and capital improvements. The closing of the Lehman Brothers Loans is subject to customary conditions as well as the agreement by certain existing lenders to modify terms of their loans. There can be no assurance that the Lehman Brothers Loans will close. In anticipation of closing the Lehman Brothers Loans, the Company obtained short-term extensions of its $20,000 subordinated loan to August 14, 2000 and its $25,000 unsecured line of credit to August 30, 2000, or earlier if the Company terminates its efforts to close on the Lehman Brothers Loans. The Company is in discussions with the lenders to obtain additional short-term extensions of the two loans. The two loans are expected to be retired with the net proceeds from the Lehman Brothers Loans.

Based on the financial results for the second quarter of 2000, the Company is not in compliance with financial covenants contained in certain of its debt facilities. Non-compliance with these covenants may have triggered cross-default provisions with respect to several other Company debt facilities. Certain of the affected lenders have alleged that non-compliance with the financial covenants constitutes a default under their loan documents. The Company has taken the position with these lenders that the nature and extent of the non-compliance with the financial covenants would not permit any lender to accelerate the maturity of its loan or pursue other remedies under the loan documents. None of these loans has been accelerated nor has notice of any lender's intention to accelerate been received by the Company. The Company is in discussions with the affected lenders regarding either paying off these loans in their entirety using proceeds from the Lehman Brothers Loans or modifying the terms and financial covenants so that the Company will be in compliance at the time the Lehman Brothers Loans close.

If the Company is unable to close the Lehman Brothers Loans, it will look to obtain alternative financing from other financial institutions or the potential sale of assets or a joint venture interest in certain outlet centers as sources of cash to repay the amounts outstanding under such loans. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Although the Company continues to maintain its regularly scheduled interest payments under all of its other indebtedness, there can be no assurance that one or all of the affected lenders will not attempt to accelerate the maturity of its indebtedness or pursue other remedies under their respective loan documents. Additionally, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels; the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue' and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

The Company, through affiliates, holds 50% interests in the owners of an outlet center in Oxnard, CA and phase one of an outlet center in Bellport, NY. First mortgage loans on these properties have matured and are currently in default. The Company is exploring all options to resolve these defaults, including transferring the outlet centers to the lenders. Such transfers would not be expected to have a material effect on the Company's results from operations or its financial condition.

Prime/Estein Joint Venture Transaction

On August 6, 1999, the Company entered into an agreement (the "Prime/Estein Joint Venture Agreement") to sell three factory outlet centers, including two future expansions, to a joint venture (the "Venture") between an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, and the Company. The Prime/Estein Joint Venture Agreement provided for a total purchase price of $274,000, including (i) the assumption of approximately $151,500 of first mortgage indebtedness, (ii) an $8,000 payment to the Company for a ten-year covenant-not-to-compete and (iii) a $6,000 payment to the Company for a ten-year licensing agreement with the Venture to continue the use of the "Prime Outlets" brand name. Additionally, the Company is in discussions with Estein regarding modification of the terms of the sale of the future expansion to Prime Outlets at Williamsburg.

On November 19, 1999, the Company completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of June 30, 2000 and December 31, 1999 was $10,674 and $10,745, respectively, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration is a $5,500 payment related to the covenant-not-to-compete and a $3,000 payment related to the licensing agreement. The payments to the Company for the covenant-not-to-compete and the licensing agreement are included in accounts payable and other liabilities in the Consolidated Balance Sheet and will be amortized into income over their ten-year lives.

During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including
(i) the assumption of mortgage indebtedness of $32,500, (ii) a $1,250 payment related to the covenant-not-to-compete and (iii) a $1,500 payment related to the licensing agreement. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Venture, such amount to be payable on or before December 15, 2000. The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75%.

The Company now expects to close on the sale of Prime Outlets at Hagerstown for aggregate consideration of approximately $80,500 during the third quarter of 2000. The Company expects to receive net proceeds of approximately $19,000, which will be used to repay short-term indebtedness and for general corporate purposes. Completion of this transaction remains subject to various conditions and there can be no assurance as to whether or when this transaction will be consummated. As of June 30, 2000, the Company classified $59,261 representing the aggregate carrying value of Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet. As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet.

The Venture has agreed to retain the Company as its sole and exclusive managing and leasing agent for a property management fee equal to 4.0% of gross rental receipts. The Venture also will pay a monthly asset management and partnership administration fee to an affiliate of Estein equal to 3.0% of the monthly net operating income from the centers.

Commitments and Contingencies

The Company was required, pursuant to a real estate purchase agreement and two ground leases in which it is the ground lessee, to purchase for $6,809 the unowned 50% interests in parcels of land underlying Phases III and IV of Prime Outlets at Gilroy in Gilroy, California. The Company did not close on the scheduled closing date. The seller has several rights and remedies under the relevant documents, including amending the base rent under the ground leases, amending the purchase price, and seeking specific performance. On August 9, 2000 the seller notified the Company that it has exercised its right under the relevant documents to require the Company to close within 180 days. The seller also reserved its other remedies under the relevant documents. The seller does not have the right to terminate the ground leases as a remedy.

Development

Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 175,000 square feet of GLA, opened on July 27, 2000. Additionally, the Company opened two expansions aggregating 166,000 square feet of GLA at Prime Outlets at Hagerstown in March and April 2000. Furthermore, the Company opened two expansions aggregating 48,000 square feet at Prime Outlets at San Marcos in May of 2000. At June 30, 2000, the remaining budgeted capital expenditures for these projects aggregated approximately $9,017.

Although the Company expects to fund the remaining development cost of these projects from (i) retained cash flow from operations, (ii) construction loans,
(iii) the Lehman Brothers Loans, and (iv) the potential sale of a joint venture interest in certain outlet centers, there can be no assurance that the Company will be successful in obtaining the required amount of money to fund the remaining development costs.

Economic Conditions

Most of the merchants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling the Company to receive percentage rentals based on merchants' gross sales. Most of the leases require merchants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing the Company's exposure to increased costs and operating expenses resulting from inflation.

Funds from Operations

Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new white paper statement and redefined how funds from operations is calculated, effective January 1, 2000. Funds from Operations is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains (or losses) from sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnership and joint ventures.

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

TABLE 6 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the three and six months ended June 30, 2000 and 1999. FFO decreased $23,739, or 88.5%, to $3,090 for the three months ended June 30, 2000 from $26,829 for the three months ended June 30, 1999. FFO decreased $32,754, or 59.7%, to $22,085 for the six months ended June 30, 2000 from $54,839 for the six months ended June 30, 1999.

The 2000 FFO results include the following non-recurring items: (i) a second quarter provision for asset impairment of $8,538 for two of the Company's properties in accordance with the requirements of Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (ii) severance and other compensation costs aggregating $2,421 ($671 in the second quarter), (iii) second quarter professional fees of $1,455, and (iv) a first quarter gain on the sale of outparcel land in Camarillo, CA. of $2,471. Excluding these non-recurring items, FFO was $13,754 for the three months ended June 30, 2000, and $32,028 for the six months ended June 30, 2000.

The change in FFO for the three and six months ended June 30, 2000 compared to the same periods in 1999 is primarily attributable to the following factors:

o the loss of net operating income offset by decreased interest expense due to the sale of a 70% joint venture interest in Prime Outlets at Birch Run in November 1999 and Prime Outlets at Williamsburg in February 2000;

o reduced occupancy in the outlet center portfolio (91.0% and 90.7% at June 30, 2000 and March 31, 2000, respectively, compared to 92.7% and 93.6% at June 30, 1999 and March 31, 1999, respectively);

o higher interest expense resulting from increased short-term indebtedness and higher financing costs;

o increased corporate general and administrative expenses primarily the result of (i) non-recurring severance and other compensation costs, (ii) non-recurring professional fees relating to refinancing activities and
     (iii) lower capitalization of overhead costs due to reduced development activities;

o    the provision for asset impairment for two of the Company's properties; and

o    an  increase  in  the  provision  for  uncollectible   accounts  receivable
     primarily due to certain tenant bankruptcies and abandonments.

TABLE 6 -- Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three months ended                         Six months ended
                                                                           June 30                                   June 30
                                                                  ----------------------                     -----------------------
                                                                    2000           1999                      2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interests                           $(15,759)       $7,677                   $ (27,446)      $ 16,975
FFO adjustments:
Depreciation and amortization                                       15,783        18,565                      32,020         36,824
Amortization of deferred financing costs
  and interest rate protection contracts                               865           800                       1,709          1,450
Unconsolidated joint venture adjustments                             1,128           174                       1,714            429
Non-real estate depreciation and amortization                       (1,248)         (930)                     (2,276)        (1,727)
                                                                   -------        ------                      ------         ------

FFO before discontinued operations                                     769        26,286                       5,721         53,951
Discontinued operations - eOutlets.com                               1,315             -                      14,279              -
Discontinued operations - Designer Connection                        1,006           543                       2,085            888
                                                                  --------        ------                     -------        -------
FFO before allocations to minority interests and
  preferred shareholders                                           $ 3,090       $26,829                     $22,085        $54,839
                                                                  ========        ======                     =======        =======

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

The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has filed a notice of its appeal from the U.S. District Court's decision. The outcome of the appeal, and the ultimate liability of the Company, if any, if the dismissal is overturned on appeal, cannot currently be predicted. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously.

Several entities (the "Plaintiffs") have filed or stated an intention to file lawsuits (the "Lawsuits") against the Company and its affiliates in which the Plaintiffs are seeking to hold them responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets.com. Primeoutlets.com, inc. is also a defendant in some, but not all, of the Lawsuits. The Company believes that it is not liable to the Plaintiffs as there was no privity of contract between it and the respective Plaintiffs. The Company intends to defend all Lawsuits vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com, inc., currently pending in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss Plaintiff's claim that the Company was liable for primeoutlets.com, inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of these Lawsuits, and the ultimate liability of the Company, if any, cannot be predicted.

The New York Stock Exchange and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters.

Item 2.           Changes in Securities

None

Item 3.           Defaults Upon Senior Securities

As a result of its financial results for the quarters ended December 31, 1999, March 31, 2000 and June 30, 2000, the Company is not in compliance with financial covenants contained in certain credit facilities. The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of June 30, 2000, the aggregate arrearage on the Senior Preferred Stock and the Series B Convertible Preferred Stock was $3,773 and $10,398, respectively.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders Meeting held on June 21, 2000, certain matters were submitted to the vote of the Company's security holders. The following summarizes these matters and the results of the voting.

(a) The nominees for director proposed by the Company were elected. The votes cast for these nominees were as set forth below:

                                    Name                  For            Against
                              Michael W. Reschke      35,214,774       4,365,243
                              Glenn D. Reschke        35,963,060       3,616,957
                              William P. Dickey       35,963,179       3,616,838

(b) The proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000 was approved. The votes cast with respect to the proposal were as set forth below:

                                    For               Against            Abstain
                                38,982,420            452,795            144,802

Item 5.           Other Information

None

Item 6.           Exhibits or Reports on Form 8-K

(a)      The following exhibits are included in this Form 10-Q:

Exhibit 12.1 - Ratio of Earnings to Fixed Charges and Preferred Stock Distributions and Dividends

Exhibit 27.1 - Financial Data Schedule (EDGAR filing only)

(b)      Reports on Form 8-K:

On May 31, 2000, the Company filed a Current Report on Form 8-K, dated May 23, 2000 containing the annual letter to the shareholders from Glenn D. Reschke, the President and Chief Executive Officer of the Company.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

Interest Rate Risk

In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity, excluding acceleration provisions. Variable interest rates are based on the weighted average rates of the portfolio at June 30, 2000.


------------------------------------------------------------------------------------------------------------------------------------
                                                                Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                    2000         2001        2002        2003         2004        2005   Thereafter        Total
------------------------------ ------------ ----------- ----------- ----------- ------------ ----------- ----------- ---------------
Fixed rate:
Principal....................   $ 30,699     $  36,688    $46,529     $348,761     $17,049      $56,402     $395,506    $931,634
Average interest rate........      12.33%         7.44%      7.04%        7.76%      7.75%         6.98%       7.11%        7.54%
Variable rate:
Principal....................   $ 50,062     $191,0000    $   637     $  1,152     $46,461            -           -     $289,312

Average interest rate........       9.68%         9.11%      8.15%        8.15%      8.15%            -           -         9.05%


====================================================================================================================================

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PRIME RETAIL, INC.
                                                  Registrant



Date: August 14, 2000                             /s/ Robert A. Brvenik
                                                  ---------------------------
                                                  Robert A. Brvenik
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer