Form 10-Q
period 2000-09-30
PRIME RETAIL INC/BD/
filed 2000-11-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the Quarterly Period Ended September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ----------- to
    ------------

                        Commission file number      001-13301
                                                    ---------


                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                      38-2559212
-------------------------------------        -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        100 East Pratt Street
        Nineteenth Floor
        Baltimore, Maryland                                   21202
-------------------------------------        -----------------------------------
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

Yes ___  No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of November 14, 2000, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (Unaudited)

 Consolidated Balance Sheets as of September 30, 2000 and
  December 31, 1999 ...................................................       1

 Consolidated Statements of Operations for the three and
  nine months ended September 30, 2000 and 1999........................       2

 Consolidated Statements of Cash Flows for the nine
  months ended September 30, 2000 and 1999.............................       3

 Notes to the Consolidated Financial Statements........................       5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................      13

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................      34

Item 2.  Changes in Securities.........................................      34

Item 3.  Defaults Upon Senior Securities...............................      35

Item 4.  Submission of Matters to a Vote of Security Holders...........      36

Item 5.  Other Information.............................................      36

Item 6.  Exhibits or Reports on Form 8-K...............................      36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk....      37

Signatures.............................................................      38

                               PRIME RETAIL, INC.

                           Consolidated Balance Sheets

                (Amounts in thousands, except share information)


 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30, 2000    December 31, 1999
 -----------------------------------------------------------------------------------------------------------------------------------

 Assets

 Investment in rental property:
    Land                                                                                     $  192,707          $  181,854
    Buildings and improvements..................................................              1,660,379           1,560,710
    Property under development..................................................                 20,814              66,581
    Furniture and equipment.....................................................                 15,447              17,406
                                                                                             ----------          ----------
                                                                                              1,889,347           1,826,551
    Accumulated depreciation....................................................               (232,111)           (183,954)
                                                                                             ----------          ----------
                                                                                              1,657,236           1,642,597
 Cash and cash equivalents......................................................                  5,987               7,343
 Restricted cash................................................................                 25,500              28,131
 Accounts receivable, net.......................................................                 16,575              18,926
 Deferred charges, net..........................................................                 11,307              13,503
 Assets held for sale...........................................................                  6,640              97,639
 Due from affiliates, net.......................................................                  3,109               4,140
 Investment in partnerships.....................................................                 21,384              18,941
 Other assets...................................................................                 23,789              24,838
                                                                                             ----------          ----------
          Total assets..........................................................             $1,771,527          $1,856,058
                                                                                             ==========          ==========
 Liabilities and Shareholders' Equity

 Bonds payable..................................................................             $   32,900          $   32,900
 Notes payable (See Note 4).....................................................              1,181,625           1,227,770
 Accrued interest...............................................................                  6,969               8,033
 Real estate taxes payable......................................................                 12,299              10,700
 Construction costs payable.....................................................                  4,189               5,123
 Accounts payable and other liabilities.........................................                 75,719              73,340
                                                                                             ----------           ---------
          Total liabilities.....................................................              1,313,701           1,357,866

 Minority interests.............................................................                  1,498               1,505
 Shareholders' equity:
    Shares of preferred stock, 24,315,000 shares authorized:
       10.5% Series A Senior Cumulative Preferred Stock, $.01 par value
        (liquidation preference of $62,783), 2,300,000 shares issued and
        outstanding.                                                                                 23                  23
       8.5% Series B Cumulative Participating Convertible
        Preferred Stock, $.01 par
         value (liquidation preference of $210,259), 7,828,125 shares issued
         and outstanding........................................................                     78                  78
    Shares of common stock, 150,000,000 shares authorized:
       Common stock, $.01 par value, 43,577,916 and 43,368,620 shares issued and
         outstanding, respectively..............................................                    436                 434
    Additional paid-in capital..................................................                709,373             709,122
    Distributions in excess of net income.......................................               (253,582)           (212,970)
                                                                                             ----------          ----------
          Total shareholders' equity............................................                456,328             496,687
                                                                                             ----------          ----------
          Total liabilities and shareholders' equity............................             $1,771,527          $1,856,058
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

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)


                                                                                 Three months                        Nine months
                                                                                ended September 30               ended September 30
                                                                             ---------------------             --------------------
                                                                                2000          1999               2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents.......................................................           $ 46,133       $49,178            $134,842     $146,836
Percentage rents.................................................              1,754         1,956               4,347        5,996
Tenant reimbursements............................................             21,232        22,144              63,612       68,441
Interest and other...............................................              2,289         3,624              10,032        9,546
                                                                            --------       -------            --------     --------
   Total revenues................................................             71,408        76,902             212,833      230,819

Expenses
Property operating...............................................             17,204        17,781              50,694       53,918
Real estate taxes................................................              5,575         5,753              16,813       17,046
Depreciation and amortization....................................             17,679        19,344              49,699       56,168
Corporate general and administrative.............................              4,067         2,189              17,519        7,776
Interest.........................................................             25,430        24,289              73,167       68,014
Provision for asset impairment...................................                  -             -               8,538            -
Loss on eOutlets.com.............................................                424             -              14,703            -
Loss (gain) on Designer Connection...............................               (274)          119               1,811        1,007
Other charges....................................................              5,654           975              11,686        3,463
                                                                            --------       -------           ---------     --------
   Total expenses................................................             75,759        70,450              44,630      207,392
                                                                            --------       -------           ---------     --------

Income (loss) before loss on sale of real estate,
   minority interests and extraordinary loss....................              (4,351)        6,452             (31,797)      23,427
Loss on sale of real estate.....................................              (9,550)            -              (9,550)           -
                                                                            --------       -------           ---------     --------
Income (loss) before minority interests and
   extraordinary loss...........................................             (13,901)        6,452             (41,347)      23,427
(Income) loss allocated to minority interests...................                 767            78                 735         (456)
                                                                            --------       -------           ---------     --------
Income (loss) before extraordinary loss.........................             (13,134)        6,530             (40,612)      22,971
Extraordinary loss on early extinguishment of debt,
   net of minority interests of $534............................                   -             -                   -       (2,106)
                                                                            --------       -------           ---------     --------
Net income (loss)...............................................             (13,134)        6,530             (40,612)      20,865
Income allocated to preferred shareholders......................              (5,668)       (6,048)            (17,004)      (4,294)
                                                                            --------       -------           ---------     -------

Net income (loss) applicable to common shares...................            $(18,802)      $ 6,934           $ (57,616)    $ 16,571
                                                                            ========       =======           =========     ========

Basic earnings per common share:
   Income (loss) before extraordinary loss......................            $  (0.43)      $  0.01           $   (1.32)    $   0.43
   Extraordinary loss...........................................                   -             -                   -        (0.05)
                                                                            --------       -------           ---------     --------
   Net income (loss)............................................            $  (0.43)      $  0.01           $   (1.32)    $   0.38
                                                                            ========       =======           =========     ========
Diluted earnings per common share:
   Income (loss) before extraordinary loss......................            $  (0.43)      $  0.01           $   (1.32)    $   0.10
   Extraordinary loss...........................................                   -             -                   -        (0.04)
                                                                            --------       -------           ---------     --------
   Net income (loss)............................................            $  (0.43)      $  0.01           $   (1.32)    $   0.06
                                                                            ========       =======           =========     ========
Weighted-average common shares outstanding:
   Basic........................................................              43,578        43,286              43,497       43,142
                                                                            ========       =======           =========     ========
   Diluted......................................................              43,578        43,286              43,497       55,557
                                                                            ========       =======           =========     ========
Distributions declared per common share.........................            $      -       $ 0.295           $       -     $  0.885
                                                                            ========       =======           =========     ========


====================================================================================================================================
See accompanying notes to financial statements.


                               PRIME RETAIL, INC.

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)


------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                                          2000              1999
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income (loss)...............................................................                      $(40,612)          $ 20,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Income (loss) allocated to minority interests................................                           735                (78)
   Depreciation.................................................................                        49,225             55,567
   Amortization of deferred financing costs and interest rate protection
    contracts...................................................................                         2,564              2,427
   Amortization of leasing commissions..........................................                           474                601
   Provision for uncollectible accounts receivable..............................                         5,095              1,396
   Provision for asset impairment...............................................                         8,538                  -
   Loss on sale of real estate..................................................                         9,550                  -
   Loss on eOutlets.com.........................................................                        14,703                  -
   Loss on Designer Connection..................................................                         1,811              1,007
   Gain on sale of land.........................................................                        (2,472)                 -
Changes in operating assets and liabilities:
   Increase in accounts receivable..............................................                        (4,343)            (5,125)
   (Increase) decrease in other assets..........................................                         4,153             (4,093)
   Increase (decrease) in other liabilities.....................................                           744                (24)
   Increase in accrued interest.................................................                           336              4,594
                                                                                                        ------             ------
      Net cash provided by operating activities.................................                        50,501             77,137
                                                                                                        ------             ------
Investing Activities
Additions to investment in rental property......................................                       (42,828)           (56,166)
Payments made for eOutlets.com..................................................                       (10,227)            (1,765)
Proceeds from sale of land......................................................                         4,622                  -
Proceeds from sale of outlet center.............................................                        11,063                  -
                                                                                                       -------            -------
      Net cash used in investing activities.....................................                       (37,370)           (57,931)
                                                                                                       -------            -------

Financing Activities
Proceeds from notes payable.....................................................                       13,039            190,684
Principal repayments on notes payable...........................................                      (26,684)           (95,709)
Deferred financing fees.........................................................                         (842)            (4,696)
Series C preferred stock redemption.............................................                            -            (45,054)
Distributions and dividends paid................................................                            -            (57,100)
Distributions to minority interests.............................................                            -             (9,712)
                                                                                                      -------            -------
      Net cash used in financing activities.....................................                      (14,487)           (21,587)
                                                                                                      -------            -------

Decrease in cash and cash equivalents...........................................                       (1,356)            (2,381)
Cash and cash equivalents at beginning of period................................                        7,343              5,765
                                                                                                      -------            -------
Cash and cash equivalents at end of period......................................                      $ 5,987            $ 3,384
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


                               PRIME RETAIL, INC.
                Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:

The following assets and liabilities were sold in connection with the sale of Prime Outlets at Williamsburg on February 23, 2000:

    Book value of assets disposed, net.........................        $ 53,563
    Cash received..............................................         (11,063)
    Promissory note received...................................         (10,000)
                                                                        -------
    Debt disposed..............................................        $ 32,500
                                                                       ========

Redemption of 3,300,000 shares of Series C Preferred Stock in exchange for
issuance of  note payable on March 31, 1999....................        $ 33,000
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

Note 2 -- Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was previously amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 138 and SFAS 133 effective January 1, 2001. SFAS 133 and SFAS 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. The Company does not anticipate a material impact on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Commission issued SAB 101B to defer the effective date of implementation of SAB 101 to the fourth quarter of 2000. The Company does not anticipate a material impact on its results of operations and financial position.

Note 3 -- Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) shares of Series B Convertible Preferred Stock were converted into shares of Common Stock. For the three and nine months ended September 30, 2000 and the three months ended September 30, 1999, the effect of all exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS. For the nine months ended September 30, 1999, (i) a redemption discount and dividends aggregating $13,647 related to the Company's repurchase of its Series C Preferred Stock and income allocated to Common Unitholders of $534 were excluded from the numerator and (ii) incremental shares of 12,415 were included in the denominator, related to the assumed conversion of Series C Preferred Stock and Common Units, of the computation of diluted EPS. For the nine months ended September 30, 1999, the effect of all other exercises and conversions was anti-dilutive, and, therefore, was excluded from the computation of diluted EPS.

Note 4 -- Notes Payable

The maturity of the Company's $25,000 line of credit was extended from August 30, 2000 to December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Transaction and Debt Facility Compliance" for additional information.

The  Company  is  in  default  of a  $20,000  subordinated  loan  (the  "$20,000
Subordinated Loan") that matured on August 14, 2000. The Company has been advised by the lender that the loan is due and payable and interest on the loan will accrue at the default rate until the loan is repaid.

The Company's $3,540 first mortgage, collateralized by property in Knoxville, TN, matured on October 31, 2000. The Company and the holder of the mortgage loan have entered into a non-binding letter agreement which provides that, upon satisfaction of certain underwriting guidelines by the lender and completion of its due diligence, the lender would consider extending the loan to October 31, 2001. Although the Company and the lender are currently working to finalize this extension, there can be no assurance that such an extension will be achieved.

The Company exercised its option to extend the maturity of a $19,633 first mortgage, collateralized by property in Lebanon, TN, from December 31, 2000 to December 31, 2001. The holder of the first mortgage has rejected the Company's extension based on certain cross-default provisions in the loan documents. Although the Company has taken the position that the Company's extension is effective, there can be no assurances that its position would be upheld in a court of law.

These loan maturities raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has announced that it has agreed in principle with a third party (the "Mezzanine Lender") to obtain up to $71,000 in mezzanine financing (the "Mezzanine Financing"). The Mezzanine Financing will be secured by pledges of equity interests in certain outlet centers. As part of the transaction, the Company has agreed in principle to sell to the Mezzanine Lender four of its outlet centers, with the net proceeds from the sale expected to be approximately $54,000. The Company is in discussions with various lenders regarding a first mortgage loan for the Company's outlet center located in Puerto Rico in the amount of $25,000 or more, which loan must close simultaneously with the Mezzanine Financing to be provided by, and the sale of four outlet centers to, the Mezzanine Lender. The Mezzanine Financing to be provided by the Mezzanine Lender and the sale of the four outlet centers to the Mezzanine Lender, along with the first mortgage loan for the Company's outlet center in Puerto Rico, are collectively referred to herein as the "Debt Financing Transaction". See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Transaction and Debt Facility Compliance" for additional information.

The proceeds from the Debt Financing Transaction will be used to pay off up to $117,000 of short-term debt, including some of the debt described above, with the remainder to be used for general corporate purposes. There can be no assurance as to whether or when the Debt Financing Transaction will close.

Debt Contingencies

As of September 30, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,545 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

On April 1, 1998, Horizon Group, Inc. ("Horizon") consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. Prior to August 15, 2000 the Company held a small minority interest in the joint venture but had no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $28,837 at September 30, 2000, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Debt Facility Compliance

As a result of its financial results for the quarters ended December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, the Company is not in compliance with financial covenants contained in certain credit facilities. Non-compliance with these covenants as well as the Company's default with respect to the $20,000 Subordinated Loan and other loan facilities has triggered cross-default provisions with respect to several other debt facilities. None of these loans has been accelerated nor has notice of any lender's intention to accelerate been received by the Company. The Company is in discussions with the affected lenders regarding either paying off these loans in their entirety using proceeds from the Debt Financing Transaction, or modifying the terms and financial covenants so that the Company will be in compliance at the time the Debt Financing Transaction closes.

If the Company is unable to close the Debt Financing Transaction, it will look to obtain alternative financing from other financial institutions or the potential sale of certain properties as sources of cash to repay the amounts outstanding under such loans. This condition also raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Although the Company continues to maintain its regularly scheduled interest payments under all of its indebtedness, there can be no assurance that one or all of the affected lenders will not attempt to accelerate the maturity of its indebtedness or pursue other remedies under their respective loan documents. Additionally, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

The Company, through affiliates, holds 50% interests in the owners of (i) an outlet center in Oxnard, CA, (ii) an outlet center in New River, AZ and (iii) phase one of an outlet center in Bellport, NY. First mortgage loans on these three properties have matured and are currently in default. To date, the holders of the first mortgage loans on these properties have been unwilling to extend the loans on terms acceptable to the Company. The holder of the first mortgage loan on Phase I of the Bellport project has commenced an action in the Supreme Court of the State of New York, County of Suffolk seeking foreclosure, the right to appoint a receiver, and the right to pursue a deficiency judgment against the borrower, an affiliate of the Company. There can be no assurance that the holders of these mortgage loans will not seek, and succeed in their attempts, to foreclose on these properties, have receivers appointed, and obtain deficiency judgments against the Company. The Company accounts for its ownership interests in these properties in accordance with the equity method of accounting.

The Company, through affiliates, holds a 51% interest in the owner of Phases II and III in an outlet center in Bellport, NY. The owner failed to make a $3,000 principal payment when due on November 1, 2000. The Company and the holder of the first mortgage loan are currently in discussions regarding a modification of the loan payment terms and an agreement by the lender to forebear from pursuing remedies under the applicable loan documents. Although the Company has made the inital payment of $250 required under the modified loan payment term, there can be no assurance that such discussions will lead to a modification of the first mortgage loan or that the first mortgage lender will not pursue its remedies under the loan documents. The Company accounts for its ownership interests in this property in accordance with the equity method of accounting. The payment of the amount due under the loan has been guaranteed by the Company.

Note 5 - Prime/Estein Joint Venture Transaction

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

On November 19, 1999, the Company completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of September 30, 2000 and December 31, 1999 was $10,733 and $10,745, respectively, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration is a $5,500 payment related to the covenant-not-to-compete and a $3,000 payment related to the licensing agreement. The payments to the Company for the covenant-not-to-compete and the licensing agreement are included in accounts payable and other liabilities in the Consolidated Balance Sheet and will be amortized into income over their ten-year lives.

During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including
(i) the assumption of mortgage indebtedness of $32,500, (ii) a $1,250 payment related to the covenant-not-to-compete and (iii) a $1,500 payment related to the licensing agreement. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Venture (of which Estein's obligation is $7,000). The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75% and the outstanding principal amount is payable on or before December 15, 2000. If the Company fails to refinance or convert the Venture's mortgage indebtedness of $32,500 to a permanent loan at a fixed rate of interest, the December 15, 2000 maturity date of the $10,000 promissory note will be extended until such time as such refinancing or conversion has been obtained. In addition, if the refinancing or conversion does not occur on or before December 15, 2000, the Company will be obligated to pay Estein $250 and the Company will not be entitled to receive operating distributions arising out of Prime Outlets at Williamsburg until such refinancing or conversion occurs.

Under the Prime/Estein Joint Venture Agreement, as amended, the outside closing date for the sale of Prime Outlets at Hagerstown, including an expansion which opened during 2000 (together, the "Hagerstown Center"), was August 31, 2000. Estein terminated the Prime/Estein Joint Venture Agreement as it applied to the sale of the Hagerstown Center when the closing did not occur by the specified closing date.

In connection with the discontinuance of the proposed sales of a 70% joint venture interest in (i) the Hagerstown Center and (ii) a proposed expansion to Prime Outlets at Williamsburg (the "Williamsburg Expansion"), the Company incurred a loss on the sale of real estate of $9,550 and other charges aggregating $1,100 during the third quarter of 2000. The loss on sale of real estate is attributable to the remaining proceeds that will not be received as a result of the termination of the Prime/Estein Joint Venture Agreement. The $1,100 of other charges include (i) a $600 fee payable to Estein resulting from failure to close the sale of the Hagerstown Center on or before August 31, 2000 and (ii) a $500 fee payable to Estein for non-completion of the Williamsburg Expansion by December 15, 2000, which the Company will not meet.

As of September 30, 2000, the Company reclassified $61,908 representing the aggregate carrying value of the Hagerstown Center from assets held for sale to investment in rental property in the Consolidated Balance Sheet. In connection with the reclassification, the Company recorded $1,967 of depreciation and amortization expense related to the Hagerstown Center for the period from January 1 through September 30, 2000 in the third quarter of 2000.

As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet.

Note 6 - Shareholders' Equity

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

With respect to distributions on the Company's 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Series B Cumulative
Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"), the Board of Directors did not declare the quarterly distributions on such preferred stock due February 15, 2000, May 15, 2000 and August 15, 2000, respectively. The Board of Directors announced on July 24, 2000 that, based on the Company's current financial situation and the Company's current federal income tax projections, the Company does not anticipate paying any quarterly distributions on the Senior Preferred Stock and the Series B Convertible Preferred Stock during the remainder of 2000. The Company is currently in arrears on its preferred stock distributions due February 15, 2000, May 15, 2000 and August 15, 2000. Non-payment of the quarterly preferred stock distributions due November 15, 2000 will represent the fourth consecutive quarter that such dividends are in arrears. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such two directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant. In addition, the Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. As of September 30, 2000, unpaid dividends for the period November 16, 1999 through September 30, 2000 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $5,283 and $14,556, respectively. Annualized dividends on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock outstanding as of September 30, 2000 are $6,038 and $16,636, respectively.

Note 7 - Special Charges

On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $14,703 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $11,206 of costs incurred during the nine months ended September 30, 2000.

During the second quarter of 2000, management established a formal plan to sell two of its properties and, accordingly, reclassified their respective carrying values to assets held for sale in the Consolidated Balance Sheet as of June 30, 2000. In accordance with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company incurred a provision for asset impairment of $8,538 to reduce the carrying value of these properties to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of September 30, 2000 was $6,640.

The operating results for the Company's Designer Connection outlet stores are reflected in Loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for the fourth quarter of 1999, the Company decided to discontinue the operations of its Designer
Connection outlet stores. The operations of the Designer Connection outlet stores ceased during July of 2000.

Note 8 - Commitments and Contingencies

The Company was required, pursuant to a real estate purchase agreement and two ground leases in which it is the ground lessee, to purchase for $6,809 the unowned 50% interests in parcels of land underlying Phases III and IV of Prime Outlets at Gilroy in Gilroy, California. The Company did not close on the scheduled closing date. The seller has several rights and remedies under the relevant documents, including amending the base rent under the ground leases, amending the purchase price, and seeking specific performance. On August 9, 2000 the seller notified the Company that it has exercised its right under the relevant documents to require the Company to close within 180 days. The seller also reserved its other remedies under the relevant documents. The seller does not have the right to terminate the ground leases as a remedy. On August 29, 2000, the seller brought an action in the Superior Court of California, County of Santa Clara alleging breach of contract and seeking the declaratory relief and compensatory damages.

Note 9 - Legal Proceedings

On October 13, 2000 and thereafter, various complaints were filed in the United States District Court for the District of Maryland against Prime Retail, Inc. (the "Company") and four individual defendants. The four individual defendants are: William H. Carpenter, Jr., the former President and Chief Operating Officer and a current director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President, Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. The Company believes that the complaints are without merit and intends to defend them vigorously. The outcome of these lawsuits, and the ultimate liability of the defendants, if any, cannot be predicted.

The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has filed a notice of its appeal from the U.S. District Court's decision. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously. While any litigation contains an element of uncertainty, the Company believes the losses, if any, resulting from this case will not have a material adverse effect on the consolidated financial statements of the Company.

Several entities (the "Plaintiffs") have filed or stated an intention to file lawsuits (the "Lawsuits") against the Company and its affiliates in which the Plaintiffs are seeking to hold them responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theory that the Company guaranteed the obligations of eOutlets and the theory that the Company was the alter ego of eOutlets. Primeoutlets.com, inc. is also a defendant in some, but not all, of the Lawsuits. The Company believes that it is not liable to the Plaintiffs as there was no privity of contract between it and the various Plaintiffs. The Company intends to defend all Lawsuits vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com, inc., currently pending in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss Plaintiff's claim that the Company was liable for primeoutlets.com, inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of these Lawsuits, and the ultimate liability of the Company, if any, cannot be predicted. While any litigation contains an element of uncertainty, the Company believes the losses, if any, resulting from the Lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

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

Cautionary Statements

The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the risk that the Company may be unable to obtain waivers or amendments to the provisions of its credit agreements that are presently in default or to refinance the indebtedness outstanding under such agreements in the event they are accelerated; the effects of future events on the Company's financial performance; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with the Company's planned asset sales; risks associated with the Company's property development activities, such as the potential for cost overruns, delays and the lack of predictability with respect to the financial returns associated with these development activities; the risk of potential increase in market interest rates from current levels; risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties; risks associated with litigation; and risks associated with competition from web-based retailers.

Outlet Portfolio

The Company grew to its present size, a process largely completed by the end of 1999, by developing and acquiring outlet centers and expanding its existing outlet centers. As summarized in TABLE 1, the Company's outlet portfolio consisted of 52 outlet centers totaling 15,089,000 square feet of gross leasable area ("GLA") at September 30, 2000, compared to 51 operating manufacturers' outlet centers totaling 14,699,000 square feet of GLA at September 30, 1999.

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

During 1999, the Company (i) opened two expansions to existing outlet centers totaling 85,000 square feet of GLA (of which 21,000 square feet and 64,000 square feet opened in the first and third quarters, respectively) and (ii) acquired in September 1999 from Horizon Group Properties, Inc. ("HGP") ownership interests in the Bellport Outlet Center which consists of 292,000 square feet of GLA. During the nine months ended September 30, 2000, the Company (i) opened four expansions to existing centers aggregating 214,000 square feet of GLA and
(ii) opened a new outlet center in Puerto Rico which consists of 176,000 square feet of GLA (the "Portfolio Expansion").

The Company's outlet center portfolio was 92% and 94% occupied on September 30, 2000 and 1999, respectively. For the three and nine months ended September 30, 2000, weighted-average occupancy in the outlet center portfolio was 91%, compared to 93% for the same periods in 1999. The decline was primarily attributable to certain tenant bankruptcies and abandonments.

                             Portfolio of Properties
                               September 30, 2000

------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Kittery  - Kittery Maine..............................     I            April 1984         25,000             100%
                                                                           II              May 1984         78,000              99
                                                                          III           August 1989         18,000              95
                                                                           IV              May 1998         10,000             100
                                                                                                           -------             ---
                                                                                                           131,000              99

Prime Outlets at Fremont - Fremont, Indiana............................     I          October 1985        118,000              95
                                                                           II         November 1993         51,000             100
                                                                          III          October 1994         60,000              98
                                                                                                           -------             ---
                                                                                                           229,000              97

Prime Outlets at Birch Run (2) - Birch Run, Michigan................... I-XVI               Various        591,000              96
                                                                           XVII-
                                                                        XVIII                  1997        133,000              87
                                                                                                           -------             ---
                                                                                                           724,000              95

Prime Outlets at Latham - Latham, New York.............................     I           August 1987         43,000              88

Prime Outlets at Michigan City - Michigan City, Indiana................     I         November 1987        199,000             100
                                                                           II              May 1988        130,000              94
                                                                          III             July 1991         36,000              95
                                                                           IV             July 1994         42,000             100
                                                                            V         December 1994         26,000              98
                                                                           VI              May 1995         58,000              96
                                                                                                           -------             ---
                                                                                                           491,000              98

Prime Outlets at Williamsburg (3) - Williamsburg, Virginia.............     I            April 1988         67,000              96
                                                                           II         November 1988         60,000             100
                                                                          III          October 1990         49,000             100
                                                                           IV                  1995         98,000             100
                                                                                                           -------             ---
                                                                                                           274,000              99

Prime Outlets at Kenosha - Kenosha, Wisconsin..........................     I        September 1988         89,000              94
                                                                           II             July 1989         65,000             100
                                                                          III              May 1990        115,000             100
                                                                                                           -------             ---
                                                                                                           269,000              98

Prime Outlets at Silverthorne - Silverthorne, Colorado.................     I         November 1988         95,000              93
                                                                           II         November 1990         75,000              89
                                                                          III         November 1993         88,000              83
                                                                                                           -------             ---
                                                                                                           258,000              88

Prime Outlets at Edinburgh - Edinburgh, Indiana........................     I                  1988        156,000             100
                                                                           II         November 1994        142,000              98
                                                                                                           -------             ---
                                                                                                           298,000              99

Prime Outlets at Burlington - Burlington, Washington ..................     I              May 1989         89,000              84
                                                                           II          October 1989         36,000             100
                                                                          III            April 1993         49,000              97
                                                                                                           -------             ---
                                                                                                           174,000              91

Prime Outlets at Queenstown - Queenstown, Maryland.....................     I             June 1989         67,000              97
                                                                           II             June 1990         55,000             100
                                                                          III          January 1991         16,000              97
                                                                           IV             June 1992         14,000              97
                                                                            V           August 1993         69,000             100
                                                                                                           -------             ---
                                                                                                           221,000              99


                       Portfolio of Properties (continued)
                               September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Hillsboro - Hillsboro, Texas..........................     I          October 1989         95,000             100%
                                                                           II          January 1992        101,000              97
                                                                          III              May 1995        163,000              93
                                                                                                           -------             ---
                                                                                                           359,000              96

Prime Outlets at Oshkosh - Oshkosh, Wisconsin..........................     I         November 1989        215,000              93
                                                                           II             July 1991         45,000              99
                                                                                                           -------             ---
                                                                                                           260,000              94

Prime Outlets at Warehouse Row (4) - Chattanooga, Tennessee............     I         November 1989         95,000              85

Prime Outlets at Gilroy - Gilroy, California...........................     I          January 1990         94,000             100
                                                                           II           August 1991        109,000              98
                                                                          III          October 1992        137,000              96
                                                                           IV             July 1994        170,000             100
                                                                            V         November 1995         69,000             100
                                                                                                           -------             ---
                                                                                                           579,000              99

Prime Outlets at Perryville - Perryville, Maryland.....................     I             June 1990        148,000              87

Prime Outlets at Sedona - Sedona, Arizona .............................     I           August 1990         82,000             100

Prime Outlets at San Marcos - San Marcos, Texas........................     I           August 1990        177,000              99
                                                                           II           August 1991         70,000              95
                                                                          III           August 1993        117,000              97
                                                                         IIIB         November 1994         20,000              91
                                                                         IIIC         November 1995         35,000             100
                                                                         IIID              May 1998         18,000             100
                                                                           VA           August 1999         64,000              99
                                                                           VB              May 2000         17,000             100
                                                                           VC              May 2000         31,000             100
                                                                                                           -------             ---
                                                                                                           549,000              98

Prime Outlets at Anderson - Anderson, California.......................     I           August 1990        165,000             100

Prime Outlets at Post Falls - Post Falls, Idaho .......................     I             July 1991        111,000              67
                                                                           II             July 1992         68,000              90
                                                                                                           -------             ---
                                                                                                           179,000              75

Prime Outlets at Ellenton - Ellenton, Florida..........................     I         October 1991         187,000             100
                                                                           II          August 1993         123,000             100
                                                                          III         October 1996          30,000             100
                                                                           IV        November 1998         141,000              97
                                                                                                           -------             ---
                                                                                                           481,000              99

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina........     I         October 1991         181,000              93
                                                                           II            July 1996           6,000             100
                                                                                                           -------             ---
                                                                                                           187,000              94

Prime Outlets at Naples - Naples/Marco Island, Florida.................     I        December 1991          94,000              89
                                                                           II        December 1992          32,000              96
                                                                          III           March 1998          20,000              98
                                                                                                           -------             ---
                                                                                                           146,000              92

Prime Outlets at Conroe - Conroe, Texas................................     I         January 1992          93,000              92
                                                                           II            June 1994         163,000              97
                                                                          III         October 1994          26,000              79
                                                                                                           -------             ---
                                                                                                           282,000              94

Prime Outlets at Bellport (5) - Bellport, New York.....................     I              May 1992         95,000              82
                                                                           II         November 1996        126,000              80
                                                                          III          October 1997         71,000              51
                                                                                                           -------             ---
                                                                                                           292,000              70




                       Portfolio of Properties (continued)
                               September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Niagara Falls USA - Niagara Falls, New York...........     I             July 1992        300,000              99%
                                                                           II           August 1995        234,000              88
                                                                                                           -------             ---
                                                                                                           534,000              94

Prime Outlets at Woodbury - Woodbury, Minnesota........................     I            July 1992         129,000              77
                                                                           II        November 1993         100,000              90
                                                                          III          August 1994          21,000             100
                                                                                                           -------             ---
                                                                                                           250,000              84

Prime Outlets at Calhoun - Calhoun, Georgia............................     I         October 1992         123,000              94
                                                                           II         October 1995         131,000              89
                                                                                                           -------             ---
                                                                                                           254,000              91

Prime Outlets at Castle Rock - Castle Rock, Colorado...................     I        November 1992         181,000              98
                                                                           II          August 1993          94,000              98
                                                                          III        November 1993          95,000             100
                                                                           IV          August 1997         110,000             100
                                                                                                           -------             ---
                                                                                                           480,000              99

Prime Outlets at Bend - Bend, Oregon...................................     I        December 1992          97,000              97
                                                                           II       September 1998          35,000              99
                                                                                                           -------             ---
                                                                                                           132,000              97

Prime Outlets at Jeffersonville II - Jeffersonville, Ohio..............     I           March 1993         126,000              64
                                                                           II          August 1993         123,000              35
                                                                          III         October 1994          65,000              74
                                                                                                           -------             ---
                                                                                                           314,000              55

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio...............     I            July 1993         186,000              93
                                                                           II        November 1993         100,000             100
                                                                          IIB        November 1994          13,000              94
                                                                         IIIA          August 1996          35,000              97
                                                                         IIIB           March 1997          73,000             100
                                                                                                           -------             ---
                                                                                                           407,000              96

Prime Outlets at Gainesville - Gainesville, Texas......................     I           August 1993        210,000              88
                                                                           II         November 1994        106,000              79
                                                                                                           -------             ---
                                                                                                           316,000              85

Prime Outlets at Loveland - Loveland, Colorado.........................     I              May 1994        139,000              95
                                                                           II         November 1994         50,000              88
                                                                          III              May 1995        114,000              91
                                                                           IV              May 1996         25,000              60
                                                                                                           -------             ---
                                                                                                           328,000              90

Prime Outlets at Oxnard (6) - Oxnard, California.......................     I             June 1994        148,000              92

Prime Outlets at Grove City - Grove City, Pennsylvania.................     I           August 1994        235,000             100
                                                                           II         November 1994         95,000              97
                                                                          III         November 1995         85,000              99
                                                                           IV         November 1996        118,000              99
                                                                                                           -------             ---
                                                                                                           533,000              99

Prime Outlets at Huntley - Huntley, Illinois...........................     I           August 1994        192,000              94
                                                                           II         November 1995         90,000              61
                                                                                                           -------             ---
                                                                                                           282,000              83


Prime Outlets at Florida City - Florida City, Florida..................     I        September 1994        208,000              79




                       Portfolio of Properties (continued)
                               September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Grand            GLA      Percentage
Outlet Centers                                                          Phase          Opening Date      (Sq. Ft.)       Leased(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Pismo Beach  - Pismo Beach, California................     I         November 1994        148,000              90%

Prime Outlets at Tracy  - Tracy, California............................     I         November 1994        153,000              92

Prime Outlets at Vero Beach  - Vero Beach, Florida.....................     I         November 1994        210,000              96
                                                                           II           August 1995        116,000              89
                                                                                                           -------             ---
                                                                                                           326,000              94

Prime Outlets at Waterloo - Waterloo, New York.........................     I            March 1995        208,000              97
                                                                           II        September 1996        115,000              94
                                                                          III            April 1997         68,000             100
                                                                                                           -------             ---
                                                                                                           391,000              97

Prime Outlets at Odessa - Odessa, Missouri.............................     I             July 1995        191,000              83
                                                                           II         November 1996        105,000              78
                                                                                                           -------             ---
                                                                                                           296,000              81

Prime Outlets at Darien (7) - Darien, Georgia..........................     I             July 1995        238,000              80
                                                                          IIA         November 1995         49,000              99
                                                                          IIB             July 1996         20,000             100
                                                                                                           -------             ---
                                                                                                           307,000              84

Prime Outlets at New River (6) - Phoenix, Arizona......................     I        September 1995        217,000              95
                                                                           II        September 1996        109,000              83
                                                                                                           -------             ---
                                                                                                           326,000              91

Prime Outlets at Gulfport (8) - Gulfport, Mississippi..................     I         November 1995        228,000              89
                                                                          IIA         November 1996         40,000              94
                                                                          IIB         November 1997         38,000              84
                                                                                                           -------             ---
                                                                                                           306,000              89

Prime Outlets at Lodi - Burbank, Ohio..................................     I         November 1996        205,000              90
                                                                          IIA              May 1998         33,000             100
                                                                          IIB         November 1998         75,000              91
                                                                                                           -------             ---
                                                                                                           313,000              92

Prime Outlets at Gaffney - Gaffney, South Carolina.....................     I         November 1996        235,000              93
                                                                           II             July 1998         70,000              92
                                                                                                           -------             ---
                                                                                                           305,000              93

Prime Outlets at Lee  - Lee, Massachusetts.............................     I             June 1997        224,000             100

Prime Outlets at Lebanon -  Lebanon, Tennessee.........................     I            April 1998        208,000              98
                                                                          IIA            March 1999         21,000             100
                                                                                                           -------             ---
                                                                                                           229,000              98

Prime Outlets at Hagerstown - Hagerstown, Maryland.....................     I           August 1998        218,000             100
                                                                           II         November 1998        103,000             100
                                                                          IIIA           March 2000         68,000              98
                                                                          IIIB           April 2000         98,000              83
                                                                                                        ----------             ---
                                                                                                           487,000              96

Prime Outlets at Puerto Rico - Barceloneta, Puerto Rico................     I             July 2000        176,000              90
                                                                                                        ----------             ---

Total Outlet Centers (9)                                                                                15,089,000              92%
                                                                                                        ==========             ===

====================================================================================================================================
        >

Notes:
(1) Percentage reflects fully executed leases as of September 30, 2000 as a percent of square feet of GLA.
(2) On November 19, 1999, the Company sold this outlet center to a joint venture partnership with an unrelated party in which the Company owns a 30% interest.
(3) On February 23, 2000, the Company sold this outlet center to a joint venture partnership with an unrelated party in which the Company owns a 30% interest.
(4) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space which was 99% leased as of September 30, 2000.
(5) On September 1, 1999, the Company acquired from HGP 50% of Phase I and 45% (though it simultaneously acquired another 6% from the other partner)of Phases II and III of this outlet center which it owns in joint venture partnerships with unrelated parties.
(6) The Company owns 50% of this outlet center in a joint venture partnership with an unrelated third party.
(7) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(8) The real property on which this outlet center is located is subject to a long-term ground lease.
(9) The Company also owns three community centers not included in this table containing 424,000 square feet of GLA in the aggregate that were 83% leased as of September 30, 2000.

Results of Operations

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

Summary

The Company reported net income (loss) of $(13,134) and $6,530 for the three months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000, the net income (loss) applicable to common shareholders was $(18,802), or $(0.43) per common share on a basic and diluted basis. For the three months ended September 30, 1999, the net income applicable to common shareholders was $482, or $0.01 per common share on a basic and diluted basis.

The 2000 results include (i) a loss on the sale of real estate of $9,550, (ii) other charges of $1,100 incurred in connection with the termination of the sale of joint venture interests in certain properties, (iii) a loss on eOutlets.com of $424 and (iv) a gain on Designer Connection of $274. The 1999 results include a loss on Designer Connection of $119.

Revenues

Total revenues were $71,408 for the three months ended September 30, 2000 compared to $76,902 for the three months ended September 30, 1999, a decrease of $5,494, or 7.1%. Base rents decreased $3,045, or 6.2%, in 2000 compared to 1999. Straight-line rent income (included in base rents) were $92 and $335 for the three months ended September 30, 2000 and 1999, respectively. These decreases are primarily due to the Prime/Estein Transaction and the decrease in portfolio occupancy, partially offset by the Portfolio Expansion.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $202, or 10.3%, during the three months ended September 30, 2000 compared to the same period in 1999. This decline was primarily attributable to the Prime/Estein Transaction. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $912, or 4.1%, primarily due to the Prime/Estein
Transaction and a decrease in portfolio occupancy, partially offset by the Portfolio Expansion.

Interest and other income decreased by $1,335, or 36.8%, to $2,289 during the three months ended September 30, 2000 compared to $3,624 for the three months ended September 30, 1999. The decrease reflects (i) lower equity earnings from investment in partnerships of $679, (ii) a reduction in lease buyout income of $553, (iii) lower temporary tenant income of $394 (iv) lower municipal assistance income of $143 and (v) decrease in all other miscellaneous income of $343. These decreases were partially offset by (i) higher interest income of $304, (ii) amortization of deferred fees of $281 and (iii) increased property management fees of $192.

Expenses

Property operating expenses decreased by $577, or 3.2%, to $17,204 for the three months ended September 30, 2000 compared to $17,781 for the same period in 1999. Real estate taxes decreased by $178, or 3.1%, to $5,575 for the three months ended September 30, 2000 from $5,753 in the same period in 1999. The decrease in property operating expenses is primarily due to the Prime/Estein Transaction partially offset by the Portfolio Expansion. The decrease in real estate taxes is primarily attributable to the Prime/Estein Transaction, partially offset by increased assessments and the Portfolio Expansion. As shown in TABLE 2, depreciation and amortization expense decreased by $1,665 or 8.6%, to $17,679 for the three months ended September 30, 2000 compared to $19,344 for the same period in 1999. This decrease is primarily due to the Prime/Estein Transaction, partially offset by the Portfolio Expansion and the reclassification of Prime Outlets at Hagerstown from assets held for sale to investment in rental property. In connection with the reclassification, the Company recorded $1,967 of depreciation and amortization expense related to the Hagerstown Center for the period from January 1 through September 30, 2000 in the third quarter of 2000.

TABLE 2 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended September 30,                             2000         1999
--------------------------------------------------------------------------------
Building and improvements                                 $ 9,370       $10,228
Land improvements                                           1,767         1,442
Tenant improvements                                         5,689         6,841
Furniture and fixtures                                        710           637
Leasing commissions                                           143           196
                                                          -------       -------
      Total                                               $17,679       $19,344
                                                          =======       =======
================================================================================

TABLE 3 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Three months ended September 30,                           2000           1999
--------------------------------------------------------------------------------

Interest incurred                                       $25,302        $24,480
Interest capitalized                                       (727)        (1,168)
Amortization of deferred financing costs                    838            974
Amortization of interest rate protection contracts           17              3
                                                        -------       --------
         Total                                          $25,430       $ 24,289
                                                        =======       ========

================================================================================
As shown in TABLE 3, interest expense for the three months ended September 30, 2000 increased by $1,141, or 4.7%, to $25,430 compared to $24,289 for the same period in 1999. This increase reflects (i) higher interest incurred of $822,
(ii) a decrease in the amount of interest capitalized in connection with development projects of $441 and (iii) an increase in amortization of interest rate protection contracts of $14. Partially offsetting these items was a decrease in amortization of deferred financing costs of $136.

The increase in interest incurred is primarily attributable to an increase in the weighted average interest rate for the three months ended September 30, 2000 compared to the same period in 1999. The weighted average interest rates were 8.24% and 7.47% for the 2000 and 1999 periods, respectively. The increase is partially offset by a decrease of $83,311 in the Company's average debt outstanding during the three months ended September 30, 2000 compared to the same period in 1999.

Other charges for the three months ended September 30, 2000 increased by $4,679, or 479.9%, to $5,654 compared to $975 for the same period in 1999. One of the causes of this increase were costs of $1,100 incurred in connection with the discontinuance of the proposed sale of a 70% joint venture interest in Prime Outlets at Hagerstown and a future expansion to Prime Outlets at Williamsburg (see Liquidity and Capital Resources - Prime/Estein Joint Venture Transaction" for additional information). In addition, this increase reflects (i) a higher provision for uncollectible accounts receivable of $1,420 resulting in part from certain tenant bankruptcies and abandonments, (ii) higher marketing expenses of $1,462, and (iii) an increase in all other miscellaneous charges of $697.

On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. The Company incurred a non-recurring loss of $424 during the three months ended September 30, 2000 in respect of this discontinuance of operations.

In connection with re-leasing space to new merchants, the Company incurred $2,221 and $1,392 in capital expenditures during the three months ended September 30, 2000 and 1999, respectively.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

Summary

The Company reported net income (loss) of $(40,612) and $20,865 for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the net income (loss) applicable to common shareholders was $(57,616), or $(1.32) per common share on a basic and diluted basis. For the nine months ended September 30, 1999, the net income applicable to common shareholders was $16,571, or $0.38 and $0.06 per common share on a basic and diluted basis, respectively.

The 2000 results include (i) a loss on eOutlets.com of $14,703, (ii) a loss on the sale of real estate of $9,550, (iii) a provision for asset impairment of $8,538, (iv) general and administrative expenses consisting of severance and other compensation costs aggregating $2,421 and professional fees of $1,455 related to refinancing activities, (v) a loss on Designer Connection of $1,811 and (vi) other charges of $1,100 incurred in connection with the termination of the sale of joint venture interests in certain properties. The 1999 results include (i) an extraordinary loss of $2,106 (net of minority interests of $534) relating to the early extinguishment of certain long-term debt and (ii) a loss on Designer Connection of $1,007.

Revenues

Total revenues were $212,833 for the nine months ended September 30, 2000 compared to $230,819 for the nine months ended September 30, 1999, a decrease of $17,986, or 7.8%. Base rents decreased $11,994, or 8.2%, in 2000 compared to 1999. Straight-line rent (expense) income (included in base rents) were $(288)and $765 for the nine months ended September 30, 2000 and 1999, respectively. These decreases are primarily due to the Prime/Estein Transaction and a decrease in portfolio occupancy, partially offset by the Portfolio Expansion.

Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $1,649, or 27.5%, during the nine months ended September 30, 2000 compared to the same period in 1999. This decline was primarily attributable to the Prime/Estein Transaction. Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $4,829 or 7.1%, primarily due to the Prime/Estein Transaction and the decrease in portfolio occupancy, partially offset by the Portfolio Expansion.

Interest and other income increased by $486, or 5.1%, to $10,032 during the nine months ended September 30, 2000 compared to $9,546 for the nine months ended September 30, 1999. This increase reflects (i) a nonrecurring first quarter 2000 gain on sale of outparcel land in Camarillo, CA of $2,471, (ii) higher property management fee income of $581, (iii) an increase in amortization of deferred fees of $846 and (iv) higher interest income of $419. These were offset by (i) reduction in equity earnings from investment in partnerships of 2,365, (ii) lower temporary tenant income of $1,122 and (iii) decreases in all other miscellaneous income of $344.

Expenses

Property operating expenses decreased by $3,224 or 6.0%, to $50,694 for the nine months ended September 30, 2000 compared to $53,918 for the same period in 1999. Real estate taxes decreased by $233, or 1.4%, to $16,813 for the nine months ended September 30, 2000 from $17,046 in the same period in 1999. The decrease in property operating expenses is primarily due to the Prime/Estein Transaction, partially offset by the Portfolio Expansion. The decrease in real estate taxes is primarily attributable to the Prime/Estein Transaction, partially offset by increased assessments and the Portfolio Expansion. As shown in TABLE 4, depreciation and amortization expense decreased by $6,469, or 11.5%, to $49,699 for the nine months ended September 30, 2000 compared to $56,168 for the same period in 1999. This decrease is primarily due to the Prime/Estein Transaction and the reclassification of certain properties to assets held for sale partially offset by the Portfolio Expansion.

TABLE 4 -- Components of Depreciation and Amortization Expense

The components of depreciation and amortization expense are summarized as follows:

--------------------------------------------------------------------------------
Nine months ended September 30,                             2000          1999
--------------------------------------------------------------------------------

Building and improvements                                 $26,826       $30,465
Land improvements                                           4,532         4,272
Tenant improvements                                        16,149        19,423
Furniture and fixtures                                      1,718         1,407
Leasing commissions                                           474           601
                                                          -------       -------
      Total                                               $49,699       $56,168
                                                          =======       =======
================================================================================

TABLE 5 -- Components of Interest Expense

The components of interest expense are summarized as follows:

--------------------------------------------------------------------------------
Nine months ended September 30,                              2000          1999
--------------------------------------------------------------------------------

Interest incurred                                         $73,690       $68,974
Interest capitalized                                       (3,087)       (3,387)
Amortization of deferred financing costs                    2,508         2,364
Amortization of interest rate protection contracts             56            63
                                                          -------       -------
         Total                                            $73,167       $68,014
                                                          =======       =======

================================================================================

As shown in TABLE 5, interest expense for the nine months ended September 30, 2000 increased by $5,153, or 7.6%, to $73,167 compared to $68,014 for the same period in 1999. This increase reflects (i) higher interest incurred of $4,716,
(ii) a decrease in the amount of interest capitalized in connection with the development projects of $300 and (iii) an increase in amortization of deferred financing costs of $144. Partially offsetting these items was a decrease in amortization of interest rate protection contracts of $7.

The increase in interest incurred is primarily attributable to an increase in the weighted average interest rate for the nine months ended September 30, 2000 compared to the same period in 1999. The weighted average interest rates were
8.00 % and 7.38% for the 2000 and 1999 periods, respectively. The increase is partially offset by a decrease of $34,214 in the Company's average debt outstanding during the nine months ended September 30, 2000 compared to the same period in 1999.

Other charges for the nine months ended September 30, 2000 increased by $8,223, or 237.5%, to $11,686 compared to $3,463 for the same period in 1999. One of the causes of this increase were costs of $1,100 incurred in the third quarter in connection with the discontinuance of the proposed sale of a 70% joint venture interest in Prime Outlets at Hagerstown and a future expansion to Prime Outlets at Williamsburg. In addition, the increase reflects (i) a higher provision for uncollectible accounts receivable of $3,700 resulting in part from certain tenant bankruptcies and abandonments, (ii) higher marketing expenses of $1,778,
(iii) increased pre-development costs of $598, (iv) an increase in all other miscellaneous charges of $1,047.

On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $14,703 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $11,206 of costs incurred during the nine months ended September 30, 2000.

During the second quarter of 2000, management established a formal plan to sell two of its properties and, accordingly, reclassified their respective carrying values to assets held for sale in the Consolidated Balance Sheet as of June 30, 2000. In accordance with the requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company incurred a provision for asset impairment of $8,538 to reduce the carrying value of these properties to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of September 30, 2000 was $6,640.

In connection with re-leasing space to new merchants, the Company incurred $2,730 and $509 in capital expenditures during the nine months ended September 30, 2000 and 1999, respectively.

Sales

For the three and nine month periods ended September 30, 2000, same-space sales in centers owned by the Company increased 2% and 2%, respectively, compared to the same periods in 1999. "Same-space sales" is defined as the weighted average sales per square foot reported by merchants for space open since January 1, 1999. For the three and nine month periods ended September 30, 2000, same-store sales decreased by 2% and 2%, respectively, compared to the same periods in 1999. "Same-store sales" is defined as the weighted average sales per square foot reported by merchants for stores opened and operated by the same merchant since January 1, 1999. The weighted average sales per square foot reported by all merchants was $257 for the year ended December 31, 1999.

Liquidity and Capital Resources

Sources and Uses of Cash

For the nine months ended September 30, 2000, net cash provided by operating activities was $50,501, net cash used in investing activities was $37,370, and net cash used in financing activities was $14,487.

The uses of cash for investing activities during the nine months ended September 30, 2000 included (i) $42,828 of costs associated with development and construction of Prime Outlets of Puerto Rico which opened July 27, 2000 and four expansions to existing centers aggregating approximately 389,000 square feet of GLA which opened during the six months ended June 30, 2000, and (ii) $10,227 of costs related to eOutlets.com. Partially offsetting these uses were $11,063 of net proceeds from the sale of Prime Outlets at Williamsburg and $4,622 of net proceeds from the sale of outparcel land in Camarillo, CA.

The gross uses of cash for financing activities during the nine months ended September 30, 2000 included (i) principal repayments on notes payable of $26,684 and (ii) deferred financing costs of $842. Partially offsetting these items were proceeds from new borrowings of $13,039.

Although the Company believes that cash flow from (i) operations, (ii) new borrowings, (iii) refinancing of certain existing debt and (iv) the potential sale of certain properties will be sufficient to satisfy its scheduled debt service obligations and to sustain its operations for the next year, there can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods. At September 30, 2000, unused commitments available for borrowings were $507. (See "Debt Financing Transaction and Debt Facility Compliance" for additional information.)

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

With respect to distributions on the Company's 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Series B Cumulative
Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"), the Board of Directors did not declare a quarterly distribution on such preferred stock due February 15, 2000, May 15, 2000 and August 15, 2000, respectively. The Board of Directors announced on July 24, 2000 that, based on the Company's current financial situation and the Company's current federal income tax projections, the Company does not anticipate paying any quarterly distributions on the Senior Preferred Stock and the Series B Convertible preferred Stock during the remainder of 2000. The Company is currently in arrears on its Preferred Stock distributions due February 15, 2000, May 15, 2000 and August 15, 2000, respectively. Non-payment of the quarterly preferred stock distributions due November 15, 2000 will represent the fourth consecutive quarter that such dividends are in arrears. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, each series voting separately as a class, have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such two directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

The Company is currently prohibited under the terms of more than one of its credit agreements from paying dividends or distributions as a result of non-compliance with a financial covenant. In addition, the Company may make no distributions to its common shareholders unless it is current with respect to distributions to its preferred shareholders. As of September 30, 2000, unpaid dividends for the period November 16, 1999 through September 30, 2000 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $5,283 and $14,556, respectively. Annualized dividends on the Company's Senior Preferred Stock and Series B Convertible Preferred Stock outstanding as of September 30, 2000 are $6,038 and $16,636, respectively.

Debt Repayments

The Company's aggregate indebtedness was $1,214,525 and $1,260,670 at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, such indebtedness had a weighted average maturity of 4.5 years and bore interest at a weighted average interest rate of 7.90% per annum. At September 30, 2000, $928,163, or 76.4%, of such indebtedness bore interest at fixed rates and $286,362 or 23.6%, of such indebtedness bore interest at variable rates. Scheduled principal repayments are $53,601 and $244,247 during the remainder of 2000 and 2001, respectively. (See "Debt Financing Transaction and Debt Facility Compliance" for additional information).

The maturity of the Company's $25,000 line of credit was extended from August 30, 2000 to December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Transaction and Debt Facility Compliance" for additional information.

The  Company  is  in  default  of a  $20,000  subordinated  loan  (the  "$20,000
Subordinated Loan") that matured on August 14, 2000. The Company has been advised by the lender that the loan is due and payable and interest on the loan will accrue at the default rate until the loan is repaid.

The Company's $3,540 first mortgage, collateralized by property in Knoxville, TN, matured on October 31, 2000. The Company and the holder of the mortgage loan have entered into a non-binding letter agreement which provides that, upon satisfaction of certain underwriting guidelines by the lender and completion of its due diligence, the lender would consider extending the loan to October 31, 2001. Although the Company and the lender are currently working to finalize this extension, there can be no assurance that such an extension will be achieved.

The Company exercised its option to extend the maturity of a $19,633 first mortgage, collateralized by property in Lebanon, TN, from December 31, 2000 to December 31, 2001. The holder of the first mortgage has rejected the Company's extension based on certain cross-default provisions in the loan documents. Although the Company has taken the position that the Company's extension is effective, there can be no assurances that its position would be upheld in a court of law.

These loan maturities raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Debt Financing Transaction and Debt Facility Compliance

The Company has announced that it has agreed in principle with a third party (the "Mezzanine Lender") to obtain up to $71,000 in mezzanine financing (the "Mezzanine Financing"). The Mezzanine Financing will be secured by pledges of equity interests in certain outlet centers. As part of the transaction, the Company has agreed in principle to sell to the Mezzanine Lender four of its outlet centers, with the net proceeds from the sale expected to be approximately $54,000. The Company is in discussions with various lenders regarding a first mortgage loan for the Company's outlet center located in Puerto Rico in the amount of $25,000 or more, which loan must close simultaneously with the Mezzanine Financing to be provided by, and the sale of four outlet centers to, the Mezzanine Lender. The Mezzanine Financing to be provided by the Mezzanine Lender and the sale of the four outlet centers to the Mezzanine Lender, along with the first mortgage loan for the Company's outlet center in Puerto Rico, are collectively referred to herein as the "Debt Financing Transaction". See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Financing Transaction and Debt Facility Compliance" for additional information.

The proceeds from the Debt Financing Transaction will be used to pay off up to $117,000 of short-term debt, including some of the debt described above, with the remainder to be used for general corporate purposes. There can be no assurance as to whether or when the Debt Financing Transaction will close.

Debt Contingencies

As of September 30, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,545 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States.

On April 1, 1998, Horizon Group, Inc. ("Horizon") consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. As of September 30, 2000, the Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. Mortgage indebtedness with an outstanding balance of $28,837 at September 30, 2000, for which one of the Company's subsidiary partnerships remains legally responsible, is collateralized by a first mortgage on the Lake Elsinore outlet center. The joint venture, as a limited partner in such subsidiary partnership, is obligated to make capital contributions to the partnership to pay debt financing, operating and other expenses under certain conditions. The subsidiary partnership will remain legally responsible for such expenses in case of any shortfalls by the joint venture with respect to such capital contributions. Castle & Cooke has provided the Company with an unconditional guaranty with respect to any such shortfalls.

Debt Facility Compliance

As a result of its financial results for the quarters ended December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, the Company is not in compliance with financial covenants contained in certain credit facilities. Non-compliance with these covenants as well as the Company's default with respect to the $20,000 Subordinated Loan and other loan facilities has triggered cross-default provisions with respect to several other debt facilities. None of these loans has been accelerated nor has notice of any lender's intention to accelerate been received by the Company. The Company is in discussions with the affected lenders regarding either paying off these loans in their entirety using proceeds from the Debt Financing Transaction, or modifying the terms and financial covenants so that the Company will be in compliance at the time the Debt Financing Transaction closes.

If the Company is unable to close the Debt Financing Transaction, it will look to obtain alternative financing from other financial institutions or the potential sale of certain properties as sources of cash to repay the amounts outstanding under such loans. This condition also raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Although the Company continues to maintain its regularly scheduled interest payments under all of its indebtedness, there can be no assurance that one or all of the affected lenders will not attempt to accelerate the maturity of its indebtedness or pursue other remedies under their respective loan documents. Additionally, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

The Company, through affiliates, holds 50% interests in the owners of (i) an outlet center in Oxnard, CA, (ii) an outlet center in New River, AZ and (iii) phase one of an outlet center in Bellport, NY. First mortgage loans on these three properties have matured and are currently in default. To date, the holders of the first mortgage loans on these properties have been unwilling to extend the loans on terms acceptable to the Company. The holder of the first mortgage loan on Phase I of the Bellport project has commenced an action in the Supreme Court of the State of New York, County of Suffolk seeking foreclosure, the right to appoint a receiver, and the right to pursue a deficiency judgment. There can be no assurance that the holders of these mortgage loans will not seek, and succeed in their attempts, to foreclose on these properties, have receivers appointed, and obtain deficiency judgments against the Company. The Company accounts for its ownership interests in these properties in accordance with the equity method of accounting.

The Company, through affiliates, holds a 51% interest in the owner of Phases II and III in an outlet center in Bellport, NY. The owner failed to make a $3,000 principal payment when due on November 1, 2000. The Company and the holder of the first mortgage loan are currently in discussions regarding a modification of the loan payment terms and an agreement by the lender to forebear from pursuing remedies under the applicable loan documents. There can be no assurance that such discussions will lead to a modification of the first mortgage loan or that the first mortgage lender will not pursue its remedies under the loan documents. The Company accounts for its ownership interests in this property in accordance with the equity method of accounting. The payment of the amount due under the loan has been guaranteed by the Company.

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

On November 19, 1999, the Company completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of September 30, 2000 and December 31, 1999 was $10,733 and $10,745, respectively, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration is a $5,500 payment related to the covenant-not-to-compete and a $3,000 payment related to the licensing agreement. The payments to the Company for the covenant-not-to-compete and the licensing agreement are included in accounts payable and other liabilities in the Consolidated Balance Sheet and will be amortized into income over their ten-year lives.

During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including
(i) the assumption of mortgage indebtedness of $32,500, (ii) a $1,250 payment related to the covenant-not-to-compete and (iii) a $1,500 payment related to the licensing agreement. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Venture (of which Estein's obligation is $7,000). The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75% and the outstanding principal amount is payable on or before December 15, 2000. If the Company fails to refinance or convert the Venture's mortgage indebtedness of $32,500 to a permanent loan at a fixed rate of interest, the December 15, 2000 maturity date of the promissory note will be extended until such time as such refinancing has been obtained. In addition, if the refinancing or conversion does not occur on or before December 15, 2000, the Company will be obligated to pay Estein $250 and the Company will not be entitled to receive operating distributions arising out of Prime Outlets at Williamsburg until such refinancing or conversion occurs.

Under the Prime/Estein Joint Venture Agreement, as amended, the outside closing date for the sale of Prime Outlets at Hagerstown, including an expansion which opened during 2000 (together, the "Hagerstown Center"), was August 31, 2000. Estein terminated the Prime/Estein Joint Venture Agreement as it applied to the sale of the Hagerstown Center when the closing did not occur by the specified closing date.

In connection with the discontinuance of the sales of a 70% joint venture interest in (i) the Hagerstown Center and (ii) a proposed expansion to Prime Outlets at Williamsburg (the "Williamsburg Expansion"), the Company incurred a loss on the sale of real estate of $9,550 and other charges aggregating $1,100 during the third quarter of 2000. The loss on sale of real estate is attributable to the remaining proceeds that will not be received as a result of the termination of the Prime/Estein Joint Venture Agreement. The $1,100 of other charges include (i) a $600 fee payable to Estein resulting from failure to close the sale of the Hagerstown Center on or before August 31, 2000 and (ii) a $500 fee payable to Estein for non-completion of the Williamsburg Expansion by December 15, 2000, which the Company will not meet.

As of September 30, 2000, the Company reclassified $61,908 representing the aggregate carrying value of the Hagerstown Center from assets held for sale to investment in rental property in the Consolidated Balance Sheet. In connection with the reclassification, the Company recorded $1,967 of depreciation and amortization expense related to the Hagerstown Center for the period from January 1 through September 30, 2000 in the third quarter of 2000.

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

Commitments and Contingencies

The Company was required, pursuant to a real estate purchase agreement and two ground leases in which it is the ground lessee, to purchase for $6,809 the unowned 50% interests in parcels of land underlying Phases III and IV of Prime Outlets at Gilroy in Gilroy, California. The Company did not close on the scheduled closing date. The seller has several rights and remedies under the relevant documents, including amending the base rent under the ground leases, amending the purchase price, and seeking specific performance. On August 9, 2000 the seller notified the Company that it has exercised its right under the relevant documents to require the Company to close within 180 days. The seller also reserved its other remedies under the relevant documents. The seller does not have the right to terminate the ground leases as a remedy. On August 29, 2000, the seller brought an action in the Superior Court of California, County of Santa Clara alleging breach of contract and seeking the declaratory relief and compensatory damages.

Development

Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 176,000 square feet of GLA, opened on July 27, 2000. Additionally, the Company opened two expansions aggregating 166,000 square feet of GLA at Prime Outlets at Hagerstown in March and April 2000. Furthermore, the Company opened two expansions aggregating 48,000 square feet at Prime Outlets at San Marcos in May of 2000. At September 30, 2000, the remaining expected capital expenditures for these projects aggregated $8,251.

Although the Company expects to fund the remaining development cost of these projects from (i) retained cash flow from operations, (ii) construction loans,
(iii) the Debt Financing Transaction, and (iv) the potential sale of certain properties, there can be no assurance that the Company will be successful in obtaining the required amount of money to fund the remaining development costs.

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

Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was previously amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS 138 and SFAS 133 effective January 1, 2001. SFAS 133 and SFAS 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings. The Company does not anticipate a material impact on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Commission issued SAB 101B to defer the effective date of implementation of SAB 101 to the fourth quarter of 2000. The Company does not anticipate a material impact on its results of operations and financial position.

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

TABLE 6 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the three and nine months ended September 30, 2000 and 1999. FFO decreased $12,339, or 47.0%, to $13,893 for the three months ended September 30, 2000 from $26,232 for the three months ended September 30, 1999. FFO decreased $45,094, or 55.6%, to $35,977 for the nine months ended September 30, 2000 from $81,071 for the nine months ended September 30, 1999.

The 2000 FFO results include the following non-recurring items: (i) a second quarter provision for asset impairment of $8,538 for two of the Company's properties in accordance with the requirements of Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", (ii) severance and other compensation costs aggregating $2,421 ($671 in the second quarter), (iii) second quarter professional fees of $1,455, (iv) a first quarter gain on the sale of outparcel land in Camarillo, CA. of $2,471 (v) third quarter costs aggregating $1,100 incurred in connection with the previously announced discontinuance of the sale of a 70% joint venture interest in Prime Outlets at Hagerstown, including an expansion which opened during 2000, and a proposed expansion to Prime Outlets at Williamsburg. Excluding these non-recurring items, FFO was $14,993, for the three months ended September 30, 2000, and $47,020 for the nine months ended September 30, 2000.

The change in FFO for the three and nine months ended September 30, 2000 compared to the same periods in 1999 is primarily attributable to the following factors:

o the loss of net operating income offset by decreased interest expense due to the sale of a 70% joint venture interest in Prime Outlets at Birch Run in November 1999 and Prime Outlets at Williamsburg in February 2000;

o reduced occupancy in the outlet center portfolio (91.2% and 91.0% for the three and nine months ended September 30, 2000, respectively, compared to 93.1% and 93.3% for the three and nine months ended September 30, 1999, respectively);

o higher interest expense resulting from increased short-term indebtedness and higher financing costs;

o    increased  corporate general and  administrative  expenses  attributable to
     lower   capitalization  of  overhead  costs  due  to  reduced   development
     activities;

o    an  increase  in  the  provision  for  uncollectible   accounts  receivable
     resulting in part from certain tenant bankruptcies and abandonments.

TABLE 6 -- Funds from Operations

--------------------------------------------------------------------------------
                                           Three months ended  Nine months ended
                                              September 30      September 30
                                            -----------------   ----------------
                                             2000     1999      2000       1999
--------------------------------------------------------------------------------

Income (loss) before minority interests    $(13,901)  $6,452  $(41,347) $23,427
FFO adjustments:
Loss on sale of real estate                   9,550        -      9,550       -
Depreciation and amortization                17,679   19,344     49,699  56,168
Unconsolidated joint venture adjustments        915      473      2,629     902
Non-real estate depreciation and               (500)    (156)    (1,068)   (433)
 amortization                              --------   ------    -------  ------
FFO before discontinued operations           13,743   26,113     19,463  80,064
Discontinued operations - eOutlets.com          424        -     14,703       -
Discontinued operations - Designer
  Connection                                   (274)     119      1,811   1,007
                                           --------   ------    -------  ------
FFO before allocations to minority
 interests and preferred shareholders      $ 13,893  $26,232    $35,977 $81,071
                                           ========   ======    ======= =======

================================================================================

PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings

On October 13, 2000 and thereafter, various complaints were filed in the United States District Court for the District of Maryland against Prime Retail, Inc. (the "Company") and four individual defendants. The four individual defendants are: William H. Carpenter, Jr., the former President and Chief Operating Officer and a current director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President, Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. The Company believes that the complaints are without merit and intends to defend them vigorously. The outcome of these lawsuits, and the ultimate liability of the defendants, if any, cannot be predicted.

The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has filed a notice of its appeal from the U.S. District Court's decision. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously. While any litigation contains an element of uncertainty, the Company believes the losses, if any, resulting from this case will not have a material adverse effect on the consolidated financial statements of the Company.

Several entities (the "Plaintiffs") have filed or stated an intention to file lawsuits (the "Lawsuits") against the Company and its affiliates in which the Plaintiffs are seeking to hold them responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theory that the Company guaranteed the obligations of eOutlets and the theory that the Company was the alter ego of eOutlets. Primeoutlets.com, inc. is also a defendant in some, but not all, of the Lawsuits. The Company believes that it is not liable to the Plaintiffs as there was no privity of contract between it and the various Plaintiffs. The Company intends to defend all Lawsuits vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com, inc., currently pending in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss Plaintiff's claim that the Company was liable for primeoutlets.com, inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of these Lawsuits, and the ultimate liability of the Company, if any, cannot be predicted. While any litigation contains an element of uncertainty, the Company believes the losses, if any, resulting from the Lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

The New York Stock Exchange and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters.

Item 2.    Changes in Securities

None

Item 3.    Defaults Upon Senior Securities

As a result of its financial results for the quarters ended December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, the Company is not in compliance with financial covenants contained in certain credit facilities. The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of September 30, 2000, the aggregate arrearage on the Senior Preferred Stock and the Series B Convertible Preferred Stock was $5,283 and $14,556, respectively.

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits or Reports on Form 8-K

(a)  The following exhibits are included in this Form 10-Q:

     Exhibit 10.1 Employment Agreement dated June 11, 2000 between the Company and Robert A. Brvenik

     Exhibit 10.2 Employment Agreement dated May 3, 2000 between the Company and
     C. Alan Schroeder

     Exhibit 12.1 - Ratio of Earnings to Fixed Charges and Preferred Stock Distributions and Dividends

     Exhibit 27.1 - Financial Data Schedule (EDGAR filing only)

(b)  Reports on Form 8-K:

     None

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk


Market Risk Sensitivity

Interest Rate Risk

In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related interest rates by fiscal year of maturity, excluding acceleration provisions. Variable interest rates are based on the weighted average rates of the portfolio at September 30, 2000.



                                                        Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                    2000         2001        2002        2003         2004        2005   Thereafter        Total
------------------------------ ------------ ----------- ----------- ----------- ------------ ----------- ----------- ---------------

Fixed rate:
Principal......................   $27,228    $ 36,668     $46,529    $348,761    $17,049      $56,402     $395,505       $928,163
Average interest rate..........     13.71%       8.02%       7.04%       7.76%      7.75%        6.98%        7.11%          7.58%
Variable rate:
Principal......................   $27,175    $210,633     $   637    $  1,152    $46,765            -            -       $286,362

Average interest rate..........      9.46%       9.13%       8.12%       8.12%      8.12%           -            -           8.99%


====================================================================================================================================

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PRIME RETAIL, INC.
                                                  Registrant



Date: November 14, 2000                          /s/ Robert A. Brvenik
      -----------------                          ---------------------
                                                 Robert A. Brvenik
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                  and Treasurer