Form 10-Q/A
period 2000-09-30
PRIME RETAIL INC/BD/
filed 2000-12-15
CIK 911708

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
 -----------------------------------------------------------------------------------------------------------------------------------

 Assets

 Investment in rental property:
    Land                                                                                     $  192,707          $  181,854
    Buildings and improvements..................................................              1,660,379           1,560,710
    Property under development..................................................                 20,814              66,581
    Furniture and equipment.....................................................                 15,447              17,406
                                                                                             ----------          ----------
                                                                                              1,889,347           1,826,551
    Accumulated depreciation....................................................               (232,111)           (183,954)
                                                                                             ----------          ----------
                                                                                              1,657,236           1,642,597
 Cash and cash equivalents......................................................                  5,987               7,343
 Restricted cash................................................................                 25,500              28,131
 Accounts receivable, net.......................................................                 16,575              18,926
 Deferred charges, net..........................................................                 11,307              13,503
 Assets held for sale...........................................................                  6,640              97,639
 Due from affiliates, net.......................................................                  3,109               4,140
 Investment in partnerships.....................................................                 21,384              18,941
 Other assets...................................................................                 23,789              24,838
                                                                                             ----------          ----------
          Total assets..........................................................             $1,771,527          $1,856,058
                                                                                             ==========          ==========
 Liabilities and Shareholders' Equity

 Bonds payable..................................................................             $   32,900          $   32,900
 Notes payable (See Note 4).....................................................              1,181,625           1,227,770
 Accrued interest...............................................................                  6,969               8,033
 Real estate taxes payable......................................................                 12,299              10,700
 Construction costs payable.....................................................                  4,189               5,123
 Accounts payable and other liabilities.........................................                 66,169              73,340
                                                                                             ----------           ---------
          Total liabilities.....................................................              1,304,151           1,357,866

 Minority interests.............................................................                  1,498               1,505
 Shareholders' equity:
    Shares of preferred stock, 24,315,000 shares authorized:
       10.5% Series A Senior Cumulative Preferred Stock, $.01 par value
        (liquidation preference of $62,783), 2,300,000 shares issued and
        outstanding.                                                                                 23                  23
       8.5% Series B Cumulative Participating Convertible
        Preferred Stock, $.01 par
         value (liquidation preference of $210,259), 7,828,125 shares issued
         and outstanding........................................................                     78                  78
    Shares of common stock, 150,000,000 shares authorized:
       Common stock, $.01 par value, 43,577,916 and 43,368,620 shares issued and
         outstanding, respectively..............................................                    436                 434
    Additional paid-in capital..................................................                709,373             709,122
    Distributions in excess of net income.......................................               (244,032)           (212,970)
                                                                                             ----------          ----------
          Total shareholders' equity............................................                465,878             496,687
                                                                                             ----------          ----------
          Total liabilities and shareholders' equity............................             $1,771,527          $1,856,058
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

                               Prime Retail, Inc.
                      Consolidated Statements of Operations
                  (in thousands, except per share information)


                                                                                 Three months                        Nine months
                                                                                ended September 30               ended September 30
                                                                             ---------------------             --------------------
                                                                                2000          1999               2000          1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents.......................................................           $ 46,133       $49,178            $134,842     $146,836
Percentage rents.................................................              1,754         1,956               4,347        5,996
Tenant reimbursements............................................             21,232        22,144              63,612       68,441
Interest and other...............................................              2,289         3,624              10,032        9,546
                                                                            --------       -------            --------     --------
   Total revenues................................................             71,408        76,902             212,833      230,819

Expenses
Property operating...............................................             17,204        17,781              50,694       53,918
Real estate taxes................................................              5,575         5,753              16,813       17,046
Depreciation and amortization....................................             17,679        19,344              49,699       56,168
Corporate general and administrative.............................              4,067         2,189              17,519        7,776
Interest.........................................................             25,430        24,289              73,167       68,014
Provision for asset impairment...................................                  -             -               8,538            -
Loss on eOutlets.com.............................................                424             -              14,703            -
Loss (gain) on Designer Connection...............................               (274)          119               1,811        1,007
Other charges....................................................              5,654           975              11,686        3,463
                                                                            --------       -------           ---------     --------
   Total expenses................................................             75,759        70,450             244,630      207,392
                                                                            --------       -------           ---------     --------
Income (loss) before minority interests and
   extraordinary loss...........................................              (4,351)        6,452             (31,797)      23,427
(Income) loss allocated to minority interests...................                 767            78                 735         (456)
                                                                            --------       -------           ---------     --------
Income (loss) before extraordinary loss.........................              (3,584)        6,530             (31,062)      22,971
Extraordinary loss on early extinguishment of debt,
   net of minority interests of $534............................                   -             -                   -       (2,106)
                                                                            --------       -------           ---------     --------
Net income (loss)...............................................              (3,584)        6,530             (31,062)      20,865
Income allocated to preferred shareholders......................              (5,668)       (6,048)            (17,004)      (4,294)
                                                                            --------       -------           ---------     -------

Net income (loss) applicable to common shares...................             $(9,252)      $ 6,934           $ (48,066)    $ 16,571
                                                                            ========       =======           =========     ========

Basic earnings per common share:
   Income (loss) before extraordinary loss......................            $  (0.21)      $  0.01           $   (1.11)    $   0.43
   Extraordinary loss...........................................                   -             -                   -        (0.05)
                                                                            --------       -------           ---------     --------
   Net income (loss)............................................            $  (0.21)      $  0.01           $   (1.11)    $   0.38
                                                                            ========       =======           =========     ========
Diluted earnings per common share:
   Income (loss) before extraordinary loss......................            $  (0.21)      $  0.01           $   (1.11)    $   0.10
   Extraordinary loss...........................................                   -             -                   -        (0.04)
                                                                            --------       -------           ---------     --------
   Net income (loss)............................................            $  (0.21)      $  0.01           $   (1.11)    $   0.06
                                                                            ========       =======           =========     ========
Weighted-average common shares outstanding:
   Basic........................................................              43,578        43,286              43,497       43,142
                                                                            ========       =======           =========     ========
   Diluted......................................................              43,578        43,286              43,497       55,557
                                                                            ========       =======           =========     ========
Distributions declared per common share.........................            $      -       $ 0.295           $       -     $  0.885
                                                                            ========       =======           =========     ========


====================================================================================================================================
See accompanying notes to financial statements.


                               PRIME RETAIL, INC.

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)


------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                                          2000              1999
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income (loss)...............................................................                      $(31,062)          $ 20,865
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Income (loss) allocated to minority interests................................                           735                (78)
   Depreciation.................................................................                        49,225             55,567
   Amortization of deferred financing costs and interest rate protection
    contracts...................................................................                         2,564              2,427
   Amortization of leasing commissions..........................................                           474                601
   Provision for uncollectible accounts receivable..............................                         5,095              1,396
   Provision for asset impairment...............................................                         8,538                  -
   Loss on eOutlets.com.........................................................                        14,703                  -
   Loss on Designer Connection..................................................                         1,811              1,007
   Gain on sale of land.........................................................                        (2,472)                 -
Changes in operating assets and liabilities:
   Increase in accounts receivable..............................................                        (4,343)            (5,125)
   (Increase) decrease in other assets..........................................                         4,153             (4,093)
   Increase (decrease) in other liabilities.....................................                           744                (24)
   Increase in accrued interest.................................................                           336              4,594
                                                                                                        ------             ------
      Net cash provided by operating activities.................................                        50,501             77,137
                                                                                                        ------             ------
Investing Activities
Additions to investment in rental property......................................                       (42,828)           (56,166)
Payments made for eOutlets.com..................................................                       (10,227)            (1,765)
Proceeds from sale of land......................................................                         4,622                  -
Proceeds from sale of outlet center.............................................                        11,063                  -
                                                                                                       -------            -------
      Net cash used in investing activities.....................................                       (37,370)           (57,931)
                                                                                                       -------            -------

Financing Activities
Proceeds from notes payable.....................................................                       13,039            190,684
Principal repayments on notes payable...........................................                      (26,684)           (95,709)
Deferred financing fees.........................................................                         (842)            (4,696)
Series C preferred stock redemption.............................................                            -            (45,054)
Distributions and dividends paid................................................                            -            (57,100)
Distributions to minority interests.............................................                            -             (9,712)
                                                                                                      -------            -------
      Net cash used in financing activities.....................................                      (14,487)           (21,587)
                                                                                                      -------            -------

Decrease in cash and cash equivalents...........................................                       (1,356)            (2,381)
Cash and cash equivalents at beginning of period................................                        7,343              5,765
                                                                                                      -------            -------
Cash and cash equivalents at end of period......................................                      $ 5,987            $ 3,384
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

Note 5 - Prime/Estein Joint Venture Transaction

On August 6, 1999, the Company entered into an agreement (the "Prime/Estein Joint Venture Agreement") to sell three factory outlet centers, including two future expansions, to a joint venture (the "Venture") between an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, and the Company. The Prime/Estein Joint Venture Agreement provided for a total purchase price of $274,000, including (i) the assumption of approximately $151,500 of first mortgage indebtedness, (ii) an $8,000 payment to the Company for a ten-year covenant-not-to-compete (the "Covenant-not-to-Compete") and (iii) a $6,000 payment to the Company for a ten-year licensing agreement (the "Licensing Agreement") with the Venture to continue the use of the "Prime Outlets" brand name. The Covenant-not-to-Compete and the Licensing Agreement are collectively referred to as the "Deferred Income".

On November 19, 1999, the Company completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of September 30, 2000 and December 31, 1999 was $10,733 and $10,745, respectively, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration was $8,500 of Deferred Income. The Deferred Income is included in accounts payable and other liabilities in the Consolidated Balance Sheet and is being amortized into other income over its ten-year life.

During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including
(i) the assumption of mortgage indebtedness of $32,500 and (ii) $2,750 of Deferred Income. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and
(ii) a promissory note in the amount of $10,000 from the Venture (of which Estein's obligation is $7,000). The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75% and the outstanding principal amount is payable on or before December 15, 2000. If the Company fails to refinance or convert the Venture's mortgage indebtedness of $32,500 to a permanent loan at a fixed rate of interest, the December 15, 2000 maturity date of the $10,000 promissory note will be extended until such time as such refinancing or conversion has been obtained. In addition, if the refinancing or conversion does not occur on or before December 15, 2000, the Company will be obligated to pay Estein $250 and the Company will not be entitled to receive operating distributions arising out of Prime Outlets at Williamsburg until such refinancing or conversion occurs.

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

In connection with the discontinuance of the proposed sales of a 70% joint venture interest in (i) the Hagerstown Center and (ii) a proposed expansion to Prime Outlets at Williamsburg (the "Williamsburg Expansion"), the Company reduced the carrying value of the Deferred Income by $9,550 and incurred other charges aggregating $1,100 during the third quarter of 2000. The reduction in the Deferred Income is attributable to the remaining proceeds that will not be received as a result of the termination of the Prime/Estein Joint Venture Agreement. The $1,100 of other charges include (i) a $600 fee payable to Estein resulting from failure to close the sale of the Hagerstown Center on or before August 31, 2000 and (ii) a $500 fee payable to Estein for non-completion of the Williamsburg Expansion by December 15, 2000, which the Company will not meet.

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

Results of Operations

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

Summary

The Company reported net income (loss) of $(3,584) and $6,530 for the three months ended September 30, 2000 and 1999, respectively. For the three months ended September 30, 2000, the net income (loss) applicable to common shareholders was $(9,252), or $(0.21) per common share on a basic and diluted basis. For the three months ended September 30, 1999, the net income applicable to common shareholders was $482, or $0.01 per common share on a basic and diluted basis.

The 2000 results include (i) other charges of $1,100 incurred in connection with the termination of the sale of joint venture interests in certain properties,
(ii) a loss on eOutlets.com of $424 and (iii) a gain on Designer Connection of $274. The 1999 results include a loss on Designer Connection of $119.

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

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

Summary

The Company reported net income (loss) of $(31,062) and $20,865 for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, the net income (loss) applicable to common shareholders was $(48,066), or $(1.11) per common share on a basic and diluted basis. For the nine months ended September 30, 1999, the net income applicable to common shareholders was $16,571, or $0.38 and $0.06 per common share on a basic and diluted basis, respectively.

The 2000 results include (i) a loss on eOutlets.com of $14,703, (ii) a provision for asset impairment of $8,538, (iii) general and administrative expenses consisting of severance and other compensation costs aggregating $2,421 and professional fees of $1,455 related to refinancing activities, (v) a loss on Designer Connection of $1,811 and (v) other charges of $1,100 incurred in connection with the termination of the sale of joint venture interests in certain properties. The 1999 results include (i) an extraordinary loss of $2,106 (net of minority interests of $534) relating to the early extinguishment of certain long-term debt and (ii) a loss on Designer Connection of $1,007.

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

In connection with re-leasing space to new merchants, the Company incurred $2,730 and $2,231 in capital expenditures during the nine months ended September 30, 2000 and 1999, respectively.

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

Prime/Estein Joint Venture Transaction

On August 6, 1999, the Company entered into an agreement (the "Prime/Estein Joint Venture Agreement") to sell three factory outlet centers, including two future expansions, to a joint venture (the "Venture") between an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, and the Company. The Prime/Estein Joint Venture Agreement provided for a total purchase price of $274,000, including (i) the assumption of approximately $151,500 of first mortgage indebtedness, (ii) an $8,000 payment to the Company for a ten-year covenant-not-to-compete (the "Covenant-not-to-Compete") and (iii) a $6,000 payment to the Company for a ten-year licensing agreement (the "Licensing Agreement") with the Venture to continue the use of the "Prime Outlets" brand name. The Covenant-not-to-Compete and the Licensing Agreement are collectively referred to as the "Deferred Income".

On November 19, 1999, the Company completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of September 30, 2000 and December 31, 1999 was $10,733 and $10,745, respectively, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration was $8,500 of Deferred Income. The Deferred Income is included in accounts payable and other liabilities in the Consolidated Balance Sheet and is being amortized into other income over its ten-year life.

During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including
(i) the assumption of mortgage indebtedness of $32,500 and (ii) $2,750 of Deferred Income. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and
(ii) a promissory note in the amount of $10,000 from the Venture (of which Estein's obligation is $7,000). The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75% and the outstanding principal amount is payable on or before December 15, 2000. If the Company fails to refinance or convert the Venture's mortgage indebtedness of $32,500 to a permanent loan at a fixed rate of interest, the December 15, 2000 maturity date of the $10,000 promissory note will be extended until such time as such refinancing or conversion has been obtained. In addition, if the refinancing or conversion does not occur on or before December 15, 2000, the Company will be obligated to pay Estein $250 and the Company will not be entitled to receive operating distributions arising out of Prime Outlets at Williamsburg until such refinancing or conversion occurs.

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

In connection with the discontinuance of the proposed sales of a 70% joint venture interest in (i) the Hagerstown Center and (ii) a proposed expansion to Prime Outlets at Williamsburg (the "Williamsburg Expansion"), the Company reduced the carrying value of the Deferred Income by $9,550 and incurred other charges aggregating $1,100 during the third quarter of 2000. The reduction in the Deferred Income is attributable to the remaining proceeds that will not be received as a result of the termination of the Prime/Estein Joint Venture Agreement. The $1,100 of other charges include (i) a $600 fee payable to Estein resulting from failure to close the sale of the Hagerstown Center on or before August 31, 2000 and (ii) a $500 fee payable to Estein for non-completion of the Williamsburg Expansion by December 15, 2000, which the Company will not meet.

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

TABLE 6 -- Funds from Operations

--------------------------------------------------------------------------------
                                           Three months ended  Nine months ended
                                              September 30      September 30
                                            -----------------   ----------------
                                             2000     1999      2000       1999
--------------------------------------------------------------------------------

Income (loss) before minority interests     $(4,351)  $6,452  $(31,797) $23,427
FFO adjustments:
Depreciation and amortization                17,679   19,344     49,699  56,168
Unconsolidated joint venture adjustments        915      473      2,629     902
Non-real estate depreciation and               (500)    (156)    (1,068)   (433)
 amortization                              --------   ------    -------  ------
FFO before discontinued operations           13,743   26,113     19,463  80,064
Discontinued operations - eOutlets.com          424        -     14,703       -
Discontinued operations - Designer
  Connection                                   (274)     119      1,811   1,007
                                           --------   ------    -------  ------
FFO before allocations to minority
 interests and preferred shareholders      $ 13,893  $26,232    $35,977 $81,071
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



Date: December 15, 2000                          /s/ Robert A. Brvenik
      -----------------                          ---------------------
                                                 Robert A. Brvenik
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                  and Treasurer