Form 10-K
period 2000-12-31
PRIME RETAIL INC/BD/
filed 2001-04-02
CIK 911708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 2000

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission file number: 001-13301

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                 Maryland                                38-2559212
------------------------------------       -----------------------------------
     (State or other jurisdiction of         (IRS employer identification no.)
      incorporation or organization)

       100 East Pratt Street
       Baltimore, MD  21202                             (410) 234-0782
------------------------------------       -----------------------------------
 (Address of principal executive offices,      (Registrant's telephone number,
           including zip code)                       including area code)

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                          Common Stock, $0.01 par value
           10.5% Series A Cumulative Preferred Stock, $0.01 par value
8.5% Series B Cumulative  Participating  Convertible  Preferred Stock, $0.01 par
--------------------------------------------------------------------------------
value
-----
                                (Title of class)


           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                                      None
                                      ----
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           Yes_____ No__X___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $18,738,504 on March 26, 2001 (based on the closing price per share as reported on the New York Stock Exchange - Composite Transactions).

The number of shares of the registrant's Common Stock outstanding as of March 26, 2001 was 43,577,916.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:

                                                           Part of Form 10-K
                                                           Into Which Document
Document                                                   Is Incorporated
--------                                                   ---------------------
Proxy Statementfor the 2001 annual                         Part III of Form 10-K
meeting of shareholders

                               PRIME RETAIL, INC.

                                    Form 10-K

                                December 31, 2000

                                TABLE OF CONTENTS


Part I                                                                      Page

Item 1. Business...............................................................1
Item 2. Properties.............................................................5
Item 3. Legal Proceedings.....................................................10
Item 4. Submission of Matters to a Vote of Security Holders...................10

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.11
Item 6. Selected Financial Data...............................................13
Item 7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................15
Item 7A.Quantitative and Qualitative Disclosures About Material Risk..........36
Item 8. Financial Statements and Supplementary Data...........................37
Item 9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................37

Part III

Item 10.Directors and Executive Officers of the Registrant....................38
Item 11.Executive Compensation................................................38
Item 12.Security Ownership of Certain Beneficial Owners and Management........38
Item 13.Certain Relationships and Related Transactions........................38

Part IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K......38

        Signatures............................................................43

                                     PART I

                               ITEM 1 -- BUSINESS

The Company

                Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16,1993. The Company is a self-administered and self-managed real estate investment trust ("REIT") that operates primarily within one business segment and develops, acquires, owns and operates outlet centers. The Company's outlet center portfolio, including five outlet centers owned through joint venture partnerships, consists of 48 outlet centers in 26 states (including Puerto Rico), which total 13,497,000 square feet of gross leasable area ("GLA") at December 31, 2000. As a fully-integrated real estate firm, the Company provides development, construction, accounting, finance, leasing, marketing, and management services for all of its properties (the "Properties"). The Properties are held and substantially all of its business and operations are conducted through Prime Retail, L.P.(the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations.

        Unless the context otherwise requires, all references to the "Company" herein mean Prime Retail Inc., and those entities owned or controlled by Prime Retail, Inc., including the Operating Partnership.

        The Company's executive offices are located at 100 East Pratt Street, 19th Floor, Baltimore, Maryland 21202 (telephone 410-234-0782).

Tax Status

        The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is not subject to federal income tax at the corporate level on income it distributes to its stockholders so long as it distributes at least 95% (90% for years beginning after December 31, 2000) of its taxable income (excluding any net capital gain) each year. Since its initial public offering ("IPO") on March 22, 1994, the Company believes that it has complied with the tax regulations to maintain its REIT status. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property.

Business of the Company

         The Company is engaged primarily in the ownership, development, construction, leasing, marketing and management of outlet centers. Outlet centers are an established segment of the retail industry, enabling value-oriented shoppers to purchase designer and brand-name products directly from manufacturers at discounts.

         Since entering the outlet center business in 1988 (as the retail division of The Prime Group, Inc. ("PGI"), from which the Company later acquired certain Properties and simultaneously assumed management and development operations with the completion of the IPO), the Company has become a significant  operator  and  developer  in  its  business  sector.  The Company's
outlet   centers   feature   a   diversified    mix   of  nationally  recognized
manufacturers of designer and brand-name merchandise with which the Company and its employees have established long-standing relationships. As of December 31, 2000, the Company's outlet center portfolio consisted of 48 outlet centers in 26 states (including Puerto Rico) totaling 13,497,000 square feet of GLA. The average outlet center in the Company's portfolio contained approximately 281,000 square feet of GLA at December 31, 2000.

Business Strategy

        The Company's strategy is to use its cash flow from the Properties to fund property level improvements and reduce debt levels over time. The Company will also pursue, on a selective basis, the sale of properties, including (i) outlet centers, (ii) community centers and (iii) land holdings, in order to reduce the overall leverage of the Company over time.

        The Company actively manages the Properties in an effort to increase the sales and profitability of its tenants and ultimately improve occupancy levels and rental income. In this regard the Company will employ various strategies, including the following:

o Tenant Mix. The Company will continue to evaluate the tenant mix at the Properties and seek to enhance, if possible, the representation of those tenants considered the biggest and best draws in the outlet industry. The Company believes that an increase in the representation of such tenants will positively affect consumer traffic and lead to overall higher sales for all tenants. Additionally, the Company will continue to explore the addition of new tenants to the outlet sector to strengthen the competitive position of the Company.
o
     Marketing Strategies. During 1998, the Company adopted a nation-wide branding strategy with the goal of enhancing sales by improving customer awareness and loyalty. Under this strategy, the Company renamed the majority of its current outlet center portfolio with the "Prime Outlets" brand name. While the Company intends to retain the "Prime Outlets" brand name, the Company adopted more individualized, property specific marketing programs developed by on-site management teams during 2000. In addition, the Company augmented marketing dollars received from tenants with a contribution of its own of approximately $3.5 million during 2000. The Company will continue to evaluate its marketing programs in 2001 and make enhancements as appropriate. Furthermore, the Company will continue to seek strategic marketing alliances with companies seeking access to the customer base of the Company's outlet center portfolio.

o Operating Expenses. The Company manages and leases its properties with in-house personnel, thereby reducing its reliance on third-party service providers and enabling it to continually monitor and control the expenses associated with these functions. The Company strives to minimize the occupancy cost of its tenants through active management of operating expenses at the property, regional and corporate levels. Whenever possible, the Company leverages the size of its portfolio to obtain favorable rates from vendors and suppliers.

Competition

        The Company's outlet centers compete for customers primarily with traditional shopping malls, "off-price" retailers and other outlet centers. Traditionally the merchants of outlet centers generally avoid direct competition with major retailers and their own full-price stores. Generally, this is accomplished by locating outlet centers at least 20 miles from the nearest regional mall. For this reason, the Company's outlet centers compete only to a limited extent with traditional retail malls in or near metropolitan areas. In addition to the traditional sources of competition faced by the Company's outlet centers, the Company's outlet centers also compete for customers with web-based and catalogue retailers.

        Because a number of the Company's outlet centers are located in relatively undeveloped areas, there are often other potential sites near the Company's outlet centers that may be developed into outlet centers by competitors. The existence or development of an outlet center with a more convenient location or lower rents may attract the Company's merchants or cause them to seek more favorable lease terms at or prior to renewal of their leases and, accordingly, may affect adversely the business, revenues and sales volume of the Company's outlet centers.

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

Insurance

        Management believes that each of the Properties is covered by adequate fire, flood, earthquake and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Employees

        As of December 31, 2000, the Company had 1,027 employees. The Company believes that its relations with its employees are satisfactory.

Executive Officers

        The following table sets forth the name, position and age (as of December 31, 2000) of the current executive officers of the Company:

--------------------------------------------------------------------------------
Name                  Position                                               Age
--------------------------------------------------------------------------------
Glenn D. Reschke      President and Chief Executive Officer,
                        Chairman of the Board                                 49

Robert A. Brvenik     Executive Vice President - Chief Financial
                        Officer and Treasurer                                 45

C. Alan Schroeder     Executive Vice President - General Counsel
                        and Secretary                                         43

Steven S. Gothelf     Executive Vice President - Finance                      40

John S. Mastin        Executive Vice President - Leasing                      55

David G. Phillips     Executive Vice President                                39

R. Kelvin Antill      Senior Vice President - Assistant General Counsel       41
                        and Assistant Secretary

W. Daniel Brown       Senior Vice President - Human Resources                 50

Frederick J. Meno     Senior Vice President - Operations                      43
================================================================================

        Glenn D. Reschke. Glenn D. Reschke is President and Chief Executive Officer and Chairman of the Board of the Company. Mr. Reschke's responsibilities with the Company include oversight and responsibility for the Company's leasing, marketing, operations, finance and administrative functions. Mr. Reschke joined PGI in 1983 and, since that time, served as Vice President, Senior Vice President and Executive Vice President of PGI, and was responsible for PGI's multi-family, senior housing, single family and land development divisions. Mr. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana.

     Robert A. Brvenik. Robert A. Brvenik is Executive Vice President - Chief Financial Officer and Treasurer of the Company. Mr. Brvenik joined the Company in 2000. Mr. Brvenik's responsibilities with the Company include capital market activities, corporate budgeting, financial reporting, investor relations, accounting, taxation, treasury, and management information systems. Prior to joining the Company, Mr. Brvenik was associated for 13 years with Pyramid Management Group, Inc. where he served in several key capacities including Chief Financial Officer, Chief Operating Officer, Director of Development and Senior Leasing Representative in addition to liaison with several large commercial and investment banks. Mr. Brvenik has also held positions at Arthur Andersen & Co. and Citicorp. He received his B.S. in Accounting from Utica College of Syracuse University and is a Certified Public Accountant.

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

     Steven S. Gothelf. Steven S. Gothelf is Executive Vice President - Finance of the Company. Mr. Gothelf joined PGI in 1990 and, since that time, served as Vice President of Asset and Development Management. Mr. Gothelf's responsibilities with the Company include financing, capital market activities, and the review and analysis of potential outlet center acquisitions. For two years prior to joining PGI, Mr. Gothelf was Vice President of Finance and Administration of Clarion Development Inc. Before joining Clarion Development Inc., Mr. Gothelf was a Market Maker for financial futures at the Chicago Board of Trade and prior to that was a Manager of Real Estate Tax and Consulting for KPMG Peat Marwick LLP. Mr. Gothelf received his B.S. degree in Accounting from the University of Illinois and is a certified public accountant.

     John S. Mastin. John S. Mastin is Executive Vice President - Leasing of the Company. Mr. Mastin's responsibilities with the Company include supervision of leasing and merchandising for all of the Company's outlet centers. Mr. Mastin joined the Company in June of 1996. Prior to joining the Company, Mr. Mastin spent 24 years with The Rouse Company. At The Rouse Company, Mr. Mastin began his career as a Junior Leasing Representative and was promoted to Vice President and Assistant Director of Leasing. Mr. Mastin led the leasing effort for The Rouse Company with numerous regional malls as well as inner-city festival market places which include Bayside in Miami, Florida, and the redevelopment of Underground Atlanta in Atlanta, Georgia. Mr. Mastin was also involved in the releasing and remerchandising effort for the operating properties division of The Rouse Company. Prior to The Rouse Company, Mr. Mastin was a Naval Aviator for four years. Mr. Mastin received his Bachelor of Arts in English from Niagara University. Mr. Mastin is a member of the ICSC.

     David G. Phillips. David G. Phillips is President of Prime Retail Europe and an Executive Vice President of the Company. Mr. Phillips oversees the Company's development, marketing, leasing and operations efforts in Europe. Mr. Phillips joined PGI in 1989 and served as Vice President, Senior Vice President, and Executive Vice President, Operations, Marketing and Leasing. Prior to joining PGI, Mr. Phillips was a leasing representative at D.I. Realty, Inc., leasing a variety of retail projects including outlet centers and traditional and specialty malls. Mr. Phillips received a Masters of Science in Real Estate Development at Johns Hopkins University and received a Bachelor of Science degree in Business Administration from the University of Vermont. Mr. Phillips is a member of the ICSC with a CLS (Certified Leasing Specialist) designation and the Urban Land Institute.

         R.  Kelvin  Antill.    R. Kelvin  Antill  is  Senior Vice  President -
Assistant General Counsel and Assistant Secretary of the Company. Mr. Antill joined the Company in 1995. Mr. Antill's responsibilities include legal matters (other than leasing) relating to the operating properties of the Company, project financings and other capital transactions, as well as development and re-development matters. Mr. Antill received a Juris Doctorate from the University of Virginia and a Bachelor of Arts in Economics from the University of Maryland at College Park. Mr. Antill is licensed to practice law in the state of Maryland.

        W. Daniel Brown. W. Daniel Brown is Senior Vice President - Human Resources of the Company. Mr. Brown joined the Company to lead the Human
Resources  function  in 1998.   From 1994  through  1998,  Mr. Brown  was a Vice
President  in  Human  Resources at T. Rowe Price  Associates.  Prior  to joining
T. Rowe Price, Mr. Brown was a member of the Principle Professional Staff of the Johns Hopkins University Applied Physics Laboratory where he led the compensation, benefits, employment, human resource information systems, and training and development functions. Before beginning his career in Human Resources in 1983, Mr. Brown played Principal Tuba for nine years with the Baltimore Symphony Orchestra. Mr. Brown received an MBA from the University of Maryland and a Bachelor of Music degree from the Peabody Conservatory. He holds professional certifications in both human resources and compensation.

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

                              ITEM 2 -- PROPERTIES

General

        As a fully-integrated real estate company, the Company provides development, construction, finance, leasing, accounting, marketing and management services for all of its properties. At December 31, 2000, the Company's portfolio consisted of (i) 48 outlet centers aggregating 13,497,000 square feet of GLA (including 1,764,000 square feet of GLA at outlet centers owned through joint venture partnerships), (ii) three community shopping centers aggregating 424,000 square feet of GLA and (iii) 154,000 square feet of GLA of office space.

        The table set forth below summarizes certain information with respect to the Company's outlet centers as of December 31, 2000 (see "Note 6 -- Bonds and Notes Payable" of the Notes to the Consolidated Financial Statements contained herein for information with respect to mortgage indebtedness on the Company's properties).

                                                                                           Grand                GLA        Occupancy
Outlet Centers                                                                      Opening Date          (Sq. Ft.)       Percentage
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Fremont (2)-- Fremont, Indiana........................             October 1985            229,000              95%

Prime Outlets at Birch Run (3)-- Birch Run, Michigan...................           September 1986            724,000              95

Prime Outlets at Latham-- Latham, New York.............................              August 1987             43,000              88

Prime Outlets at Williamsburg (4)-- Williamsburg, Virginia.............               April 1988            274,000              99

Prime Outlets at Pleasant Prairie (2)-- Kenosha, Wisconsin.............           September 1988            269,000              96

Prime Outlets at Silverthorne-- Silverthorne, Colorado.................            November 1988            258,000              97

Prime Outlets at Edinburgh (2)-- Edinburgh, Indiana....................           September 1989            298,000              99

Prime Outlets at Burlington (2)-- Burlington, Washington ..............                 May 1989            174,000              93

Prime Outlets at Queenstown (2)-- Queenstown, Maryland.................                June 1989            221,000             100

Prime Outlets at Hillsboro (2)-- Hillsboro, Texas......................             October 1989            359,000              96

Prime Outlets at Oshkosh (2)-- Oshkosh, Wisconsin......................            November 1989            260,000              98

Prime Outlets at Warehouse Row (5)-- Chattanooga, Tennessee............            November 1989             95,000              91

Prime Outlets at Perryville (2)-- Perryville, Maryland.................                June 1990            148,000              93

Prime Outlets at Sedona-- Sedona, Arizona .............................              August 1990             82,000              93

Prime Outlets at San Marcos-- San Marcos, Texas........................              August 1990            549,000              98

Prime Outlets at Anderson-- Anderson, California.......................              August 1990            165,000              98

Prime Outlets at Post Falls-- Post Falls, Idaho .......................                July 1991            179,000              77

Prime Outlets at Ellenton-- Ellenton, Florida..........................             October 1991            481,000             100

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina........             October 1991            187,000              91

Prime Outlets at Naples-- Naples/Marco Island, Florida.................            December 1991            146,000              91

Prime Outlets at Conroe (2)-- Conroe, Texas............................             January 1992            282,000              95

Bellport Outlet Center (6)-- Bellport, New York--  Phase I.............                 May 1992             95,000              87
Bellport Outlet Center (6)-- Bellport, New York--  Phases II/III.......            November 1996            197,000              70
                                                                                                            -------             ---
                                                                                                            292,000              76

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Grand              GLA          Occupancy
Outlet Centers                                                                      Opening Date         (Sq. Ft.)        Percentage
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Niagara Falls USA-- Niagara Falls, New York...........                July 1992            534,000              94%

Prime Outlets at Woodbury (2)-- Woodbury, Minnesota....................                July 1992            250,000              78

Prime Outlets at Calhoun (2)-- Calhoun, Georgia........................             October 1992            254,000              93

Prime Outlets at Castle Rock-- Castle Rock, Colorado...................            November 1992            480,000             100

Prime Outlets at Bend-- Bend, Oregon...................................            December 1992            132,000              97

Prime Outlets at Jeffersonville II (2)-- Jeffersonville, Ohio..........               March 1993            314,000              54

Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio...............                July 1993            407,000              97

Prime Outlets at Gainesville-- Gainesville, Texas......................              August 1993            316,000              86

Prime Outlets at Loveland-- Loveland, Colorado.........................                 May 1994            328,000              95

Oxnard Factory Outlet (7)-- Oxnard, California.........................                June 1994            148,000              88

Prime Outlets at Grove City-- Grove City, Pennsylvania.................              August 1994            533,000             100

Prime Outlets at Huntley-- Huntley, Illinois...........................              August 1994            282,000              82

Prime Outlets at Florida City-- Florida City, Florida..................           September 1994            208,000              79

Prime Outlets at Pismo Beach (2)-- Pismo Beach, California.............            November 1994            148,000              95

Prime Outlets at Tracy  (2)-- Tracy, California........................            November 1994            153,000              94

Prime Outlets at Vero Beach (2)-- Vero Beach, Florida..................            November 1994            326,000              91

Prime Outlets at Odessa-- Odessa, Missouri.............................                July 1995            296,000              81

Prime Outlets at Darien (8)-- Darien, Georgia..........................                July 1995            307,000              86

Prime Outlets at New River (7)-- Phoenix, Arizona......................           September 1995            326,000              95

Prime Outlets at Gulfport (9)-- Gulfport, Mississippi..................            November 1995            306,000              89

Prime Outlets at Lodi-- Burbank, Ohio..................................            November 1996            313,000              94

Prime Outlets at Gaffney (9) -- Gaffney, South Carolina................            November 1996            305,000              99

Prime Outlets at Lee (2)-- Lee, Massachusetts..........................                June 1997            224,000             100

Prime Outlets at Lebanon--  Lebanon, Tennessee.........................               April 1998            229,000              99

Prime Outlets at Hagerstown-- Hagerstown, Maryland.....................              August 1998            487,000              96

Prime Outlets of Puerto Rico-- Barceloneta, Puerto Rico................                July 2000            176,000              82
                                                                                                         ----------             ---

Total Outlet Centers (10)                                                                                13,497,000              93%
                                                                                                         ==========             ===
====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of December 31, 2000 as a percent of available square feet of GLA.
(2) The Company acquired this outlet center on June 15, 1998 as a result of its merger with Horizon Group, Inc.
(3) The Company acquired this outlet center on June 15, 1998 as a result of its merger with Horizon Group, Inc. On November 19, 1999, the Company sold this outlet center to a joint venture partnership in which the Company owns a 30.0% interest.
(4) The Company acquired this outlet center on June 15, 1998 as a result of its merger with Horizon Group, Inc. On February 23, 2000, the Company sold this outlet center to a joint venture partnership in which the Company owns a 30.0% interest.
(5) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space, not included in this table, which was 94% occupied as of December 31, 2000.
(6) On September 1, 1999, the Company acquired 50% of Phase I and 51% of Phases II and III of this outlet center which it owns in joint venture partnerships.
(7)  The Company owns 50% of this outlet center in a joint  venture partnership.
(8) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(9) The real property on which this outlet center is located is subject to a long-term ground lease.
(10) The Company owns three community centers, not included in this table, containing 424,000 square feet of GLA in the aggregate that were 81% occupied as of December 31, 2000.

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

        The following table sets forth, as of December 31, 2000, tenant lease expirations for the next 10 years at the Company's outlet centers (assuming that none of the tenants exercise any renewal option and including leases at outlet centers owned through joint venture partnerships):

------------------------------------------------------------------------------------------------------------------------------------
                                             Lease Expirations -- Outlet Centers
                                             -----------------------------------

                                                                                                                       % of Total
                         Number of                 Approximate                       Annualized                        Annualized
                          Leases                       GLA                         Minimum Rent of                   Minimum Rent of
 Year                    Expiring                    (Sq. Ft.)                     Expiring Leases                   Expiring Leases
 ----                   ----------                 ------------                   ----------------                   ---------------
 2001                      786                        2,659,230                      $31,724,614                           18.72%
 2002                      610                        2,157,642                       29,408,660                           17.35
 2003                      573                        2,418,648                       34,804,345                           20.54
 2004                      385                        1,477,771                       22,210,898                           13.11
 2005                      412                        1,732,497                       26,160,705                           15.44
 2006                      173                          779,539                        9,027,062                            5.33
 2007                       49                          211,059                        3,455,036                            2.04
 2008                       33                          169,350                        2,724,842                            1.61
 2009                       24                          156,828                        2,107,768                            1.24
 2010                       54                          275,685                        4,769,351                            2.81

====================================================================================================================================

Tenants

        In management's view, tenant mix is an important factor in determining an outlet center's success. The Company's outlet centers, are managed to attract and retain, if possible, a diverse mix of nationally and internationally recognized manufacturers of upscale designer and brand-name products. Crucial to the success of an outlet center is the presence of lead tenants. Lead tenants are manufacturers that may attract a large number of qualified consumers to the outlet center due to the strength of their brand name and the value offered to the consumer. Lead tenants are placed in strategic locations designed to draw customers into the outlet center and to encourage them to shop at more than one store. The Company continually examines the placement of tenants within each center and, in collaboration with its tenants, adjusts the size and location of their space within each center in an effort to improve sales per square foot.

        During the year ended December 31, 2000, no group of tenants under common control accounted for more than 4.86% of the gross revenues of the Company or leased more than 5.71% of the total GLA of the Company.

        The following list includes some of the lead tenants in the Company's outlet centers based on leases executed as of December 31, 2000:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER OF                      % OF LEASED
TENANT                                                                                      STORES                            GLA
------                                                                                  ------------                    ------------

PHILLIPS-VAN HEUSEN
     BASS .............................................................................       45                               2.63%
     VAN HEUSEN .......................................................................       44                               1.52
     GEOFFREY BEENE ...................................................................       31                               1.05
     IZOD .............................................................................       28                               0.51
                                                                                           -----                              ------
        SUBTOTAL PHILLIPS-VAN HEUSEN...................................................      148                               5.71

NIKE...................................................................................       27                               2.79
GAP/OLD NAVY/BANANA REPUBLIC...........................................................       33                               2.73

DRESS BARN, INC.
     WESTPORT, LTD./WESTPORT WOMAN/DRESS BARN..........................................       45                               2.65
     SBX...............................................................................        2                               0.07
                                                                                           -----                              ------
        SUBTOTAL DRESS BARN, INC.......................................................       47                               2.72

LEVI'S/DOCKERS.........................................................................       37                               2.69
LIZ CLAIBORNE/ELISABETH................................................................       43                               2.67

JONES APPAREL GROUP
     JONES NEW YORK....................................................................       45                               1.33
     NINE WEST/BANISTER/EASY SPIRIT....................................................       27                               1.11
                                                                                           -----                              -----
        SUBTOTAL JONES APPAREL GROUP...................................................       72                               2.44

BROWN GROUP RETAIL, INC.
     FACTORY BRAND SHOES...............................................................       34                               1.46
     NATURALIZER.......................................................................       26                               0.60
     FAMOUS FOOTWEAR...................................................................        8                               0.37
                                                                                           -----                              ------
        SUBTOTAL BROWN GROUP...........................................................       68                               2.43

CASUAL CORNER GROUP, INC.
     CASUAL CORNER OUTLET..............................................................       31                               1.49
     PETITE SOPHISTICATE...............................................................       19                               0.42
     CASUAL CORNER WOMAN...............................................................       14                               0.39
                                                                                           -----                              ------
        SUBTOTAL CASUAL CORNER GROUP, INC. ............................................       64                               2.30

MIKASA.................................................................................       34                               2.17

REEBOK/ROCKPORT........................................................................       27                               1.94

SARA LEE
    L'EGGS/HANES/BALI/PLAYTEX..........................................................       40                               1.44
    COACH..............................................................................       13                               0.31
    SOCKS GALORE.......................................................................       10                               0.11
    SARA LEE BAKERY....................................................................        1                               0.02
                                                                                           -----                              ------
        SUBTOTAL SARA LEE..............................................................       64                               1.88

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER OF                      % OF LEASED
TENANT                                                                                      STORES                            GLA
------                                                                                   ------------                      ---------

VANITY FAIR/BARBIZON...................................................................        9                               1.62%
POLO/RALPH LAUREN......................................................................       25                               1.59
BUGLE BOY..............................................................................       35                               1.57
OSHKOSH B'GOSH/GENUINE KIDS............................................................       34                               1.46
SPIEGEL................................................................................        6                               1.36
CARTERS CHILDRENSWEAR..................................................................       30                               1.25
TOMMY HILFIGER/WOMAN/JEANS.............................................................       29                               1.20
SPRINGMAID-WAMSUTTA....................................................................       20                               1.17
OFF 5TH-SAKS FIFTH AVENUE..............................................................        7                               1.17
SAMSONITE/AMERICAN TOURISTER...........................................................       44                               1.10
EDDIE BAUER............................................................................       16                               1.06
WELCOME HOME...........................................................................       35                               1.06
HOME COMPANY...........................................................................        2                               1.06
K*B TOY................................................................................       27                               1.04
BIG DOG SPORTSWEAR.....................................................................       42                               1.02
FAMOUS BRANDS HOUSEWARES...............................................................       33                               0.99
CORNING-REVERE.........................................................................       24                               0.91
RUE 21.................................................................................       30                               0.90
KITCHEN COLLECTION.....................................................................       33                               0.88
PAPER FACTORY/GREETINS `N MORE.........................................................       28                               0.80
BROOKS BROTHERS........................................................................       18                               0.80
JOCKEY.................................................................................       27                               0.78
J. CREW................................................................................       13                               0.71
NAUTICA/JEANS..........................................................................       22                               0.66
ANN TAYLOR/LOFT........................................................................        9                               0.53
BOSE...................................................................................       14                               0.46
AMERICAN EAGLE/OUTPOST.................................................................       12                               0.44
SONY...................................................................................        8                               0.40
DONNA KARAN............................................................................        7                               0.28
                                                                                           -----                              ------
TOTAL..................................................................................    1,303                              60.74%
                                                                                           =====                              ======

====================================================================================================================================

        During the year ended December 31, 2000 and 1999, total bad debt expense was approximately $7.4 million, or 2.6%, and $0.8 million, or 0.3%, of total revenues, respectively. The increase in bad debt expense was primarily attributable to certain tenant bankruptcies, abandonments and store closings during 2000.

                           ITEM 3 -- LEGAL PROCEEDINGS

        On October 13, 2000 and thereafter, eight complaints were filed in the United States District Court for the District of Maryland against the Company and four individual defendants. The four individual defendants are: William
H. Carpenter, Jr., the former President and Chief Operating Officer and a current director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. The Lead plaintiffs and lead counsel were recently appointed. The Company expects a consolidated complaint to be filed within the next 60 days. The Company believes that the complaints are without merit and intends to defend them vigorously. The outcome of these lawsuits, and the ultimate liability of the defendants, if any, cannot be predicted.

        The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has filed a notice of its appeal from the U.S. District Court's decision and a briefing schedule has been issued by the court. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously. While any litigation contains an element of uncertainty, the Company believes the losses, if any, resulting from this case will not have a material adverse effect on the consolidated financial statements of the Company.

        Several entities (the "Plaintiffs") have filed or stated an intention to file lawsuits (the "Lawsuits") against the Company and its affiliates in which the Plaintiffs are seeking to hold them responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theory that the Company guaranteed the obligations of eOutlets and the theory that the Company was the alter ego of eOutlets. primeoutlets.com, inc. is also a defendant in some, but not all, of the Lawsuits. The Company believes that it is not liable to the Plaintiffs as there was no privity of contract between it and the various Plaintiffs. The Company intends to defend all Lawsuits vigorously. primeoutlets.com inc. filed for protection under
Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. The trustee for E-Outlets Resolution Corp. has notified the Company that he is contemplating an action against the Company and the Operating Partnership in which he may assert that E-Outlets Resolutin Corp. was the "alter-ego" of the Company and the Operating Partnership and that, as a result, the Company and the Operating Partnership are liable for the debts of E-Outlets Resolution Corp. If the trustee pursues such an action, the Company and the Operating Partnership will defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com, inc., currently pending in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss Plaintiff's claim that the Company was liable for primeoutlets.com, inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of these Lawsuits, and the ultimate liability of the Company, if any, cannot be predicted. While any litigation contains an element of uncertainty, the Company believes the losses, if any, resulting from the Lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

        The New York Stock Exchange and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters.

           ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

 ITEM 5-- MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The Company's Common Stock trades on the NYSE under the trading symbol "PRT".

        The following table sets forth the quarterly high, low and end of period closing sales prices per share of the Company's Common Stock as reported on the NYSE as well as the cash distributions paid during the periods indicated:

     Market Price of Common Stock and Cash Dividends Paid Per Common Share
------------------------------------------------------------------------------------------------------------------------------------
                                                2000                                                   1999
                           -------------------------------------------------    ----------------------------------------------------
                             Fourth        Third       Second        First        Fourth          Third        Second          First
                            Quarter      Quarter      Quarter      Quarter       Quarter        Quarter       Quarter        Quarter
                           -------------------------------------------------    ----------------------------------------------------
Market price per common
   share:
   High..................     $0.69        $1.63        $2.13        $6.63        $ 7.94         $ 8.94        $ 9.94        $ 10.19
   Low...................      0.25         0.22         0.94         1.94          5.13           6.44          7.94           7.38
   End of period close...      0.47         0.34         1.27         2.19          5.63           7.38          8.69           8.75

Cash dividends paid per
   common share..........     $   -        $   -        $   -        $   -        $0.295         $0.295        $0.295        $ 0.295
====================================================================================================================================

        In order to qualify as a REIT for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 95% (90% for years beginning after December 31, 2000) of its REIT taxable income in addition to satisfying other requirements.
Although the Company intends to make distributions in accordance with the requirements of the Code, necessary to remain qualified as a REIT, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

        The Company's current policy is to pay distributions only to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections for 2001, it does not expect to pay any distributions on its 10.5% Series A Senior Cumulative
Preferred Stock ("Senior Preferred Stock"), 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"), common stock or common units of limited partnership interest in the Operating Partnership during 2001.

        The Company is currently in arrears on five quarters of preferred stock distributions due February 15, 2000 through February 15, 2001, respectively. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, voting together as a single class, will have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

        The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its $90,000 Mezzanine Loan (see "Dividends and Distributions" of Item 7 - Management's Discussions and Analysis of Financial Condition and Results of
Operations   and  Note  6  -  "Bonds  and   Notes  Payable"  of  the  Notes  to
Consolidated Financial Statements). In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of December 31, 2000, unpaid dividends for the period November 16, 1999 through December 31, 2000 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $6.8 million and $18.7 million, respectively. The annualized dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2000 are $6.0 million ($2.625 per share) and $16.6 million ($2.125 per share), respectively.

        The approximate number of holders of record of the Common Stock was 605 including participants in security position listings as of March 21, 2001.

     On December 22, 2000, the Company issued warrants (the "Warrants") to Fortress Investment Fund LLC and Greenwich Capital Financial Products, Inc. to purchase an aggregate one million shares of the Company's common stock at an exercise price of $1.00 per share. The Warrants were issued in connection with the December 22, 2000 refinancing of the Company's assets and sale of four of its outlet centers. See "Debt Transactions and Debt Compliance" of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 - "Bonds and Notes Payable" of the Notes to the Consolidated Financial Statements for additional information. The Warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     The Company has received notification from the NYSE that it believes the Company is "below criteria" for continued listing of its common stock on the NYSE. In order to avoid delisting for its common stock, the Company intends to seek shareholder approval for a reverse stock split at its annual meeting of shareholders expected to held in the summer of 2001.

                        ITEM 6 -- SELECTED FINANCIAL DATA
                (Amounts in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Years ended December 31
                                                              ----------------------------------------------------------------------
                                                                     2000           1999           1998           1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents...........................................          $  178,830     $  193,979     $  148,376     $   78,046   $   54,710
Percentage rents.....................................               6,369          8,085          6,384          3,277        1,987
Tenant reimbursements................................              83,350         90,063         67,152         37,519        5,254
Interest and other...................................              14,801         13,829          9,897         10,288        7,089
                                                               ----------     ----------     ----------     ----------   ----------
           Total revenues............................             283,350        305,956        231,809        129,130       89,040
Expenses
Property operating...................................              68,537         70,862         52,684         29,492       20,421
Real estate taxes....................................              21,776         22,405         16,705          9,417        5,288
Depreciation and amortization........................              67,556         73,640         52,727         26,715       19,256
Corporate general and administrative.................              20,847         12,687          7,980          5,603        4,018
Interest.............................................              98,234         93,934         60,704         36,122       24,485
Provision for abandoned projects.....................                   -         16,039              -              -            -
Provision for asset impairment.......................              68,663         15,842              -              -            -
Loss on eOutlets.com.................................              14,703              -              -              -            -
Loss on Designer Connection..........................               1,815          6,561          1,067              -            -
Other charges........................................              17,555          6,918          4,495          3,234        8,586
                                                               ----------     ----------     ----------     ----------   ----------
           Total expenses............................             379,686        318,888        196,362        110,583       82,054
                                                               ----------     ----------     ----------     ----------   ----------
Income (loss) before loss on sale of real
   estate, minority interests
   and extraordinary loss............................             (96,336)       (12,932)        35,447         18,547        6,986
Loss on sale of real estate..........................             (42,648)       (15,153)       (15,461)             -            -
                                                               ----------     ----------     ----------     ----------   ----------
Income (loss) before minority interests and
    extraordinary loss...............................            (138,984)       (28,085)        19,986         18,547        6,986
(Income) loss allocated to minority interests........                 738         (3,226)        (2,456)       (10,581)       2,092
                                                               ----------     ----------     ----------     ----------   ----------
Income (loss) before extraordinary loss..............            (138,246)       (31,311)        17,530          7,966        9,078
Extraordinary loss...................................              (4,206)        (3,518)             -         (2,061)      (1,017)
                                                               ----------     ----------     ----------     ----------   ----------
Net income (loss)....................................            (142,452)       (34,829)        17,530          5,905        8,061
Income allocated to preferred shareholders...........             (22,672)        (9,962)       (24,604)       (12,726)     (14,236)
                                                               ----------     ----------     ----------     ----------   ----------
Net loss applicable to common shares.................          $ (165,124)    $  (44,791)    $   (7,074)    $   (6,821)  $   (6,175)
                                                               ==========     ==========     ==========     ==========   ==========
Net loss per common share - basic....................          $    (3.79)    $    (1.04)    $    (0.20)    $    (0.36)  $    (0.75)
                                                               ==========     ==========     ==========     ==========   ==========
Net loss per common share - diluted.........                   $    (3.79)    $    (1.30)    $    (0.20)    $    (0.36)  $    (0.75)
                                                               ==========     ==========     ==========     ==========   ==========
Other Data
Funds from operations (1)............................          $   57,967     $   84,163     $   90,020     $   46,718   $   27,637
Net cash provided by operating activities............          $   32,450     $   97,815     $   59,182     $   49,856   $   45,191
Net cash provided by (used in) investing activities..          $    1,095     $  (56,666)    $ (145,596)    $ (229,956)  $ (232,290)
Net cash provided by (used in) financing activities..          $  (31,982)    $  (39,571)    $   85,806     $  182,549   $  176,096
Distributions declared per common share (2) (3)......          $        -     $     0.89     $     1.68     $     1.18   $     1.33
Reported merchant sales..............................          $2,745,923     $3,286,917     $3,169,268     $1,434,163   $1,044,348
Total outlet GLA at end of period (4)................              13,497         14,699         14,348          7,217        5,780
Number of outlet centers at end of period (4)........                  48             51             50             28           21


                                                                                             December 31
                                                              ----------------------------------------------------------------------
                                                                     2000           1999           1998           1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Rental property (before accumulated depreciation)....          $1,493,107     $1,826,551     $2,015,722     $  904,782   $  640,759
Net investment in rental property....................           1,275,538      1,642,597      1,887,975        822,749      583,085
Total assets.........................................           1,462,021      1,856,058      1,976,464        904,183      666,803
Bonds and notes payable..............................           1,030,153      1,260,670      1,217,507        515,265      499,523
Total liabilities and minority interests.............           1,107,533      1,359,371      1,332,730        559,655      527,594
Shareholders' equity.................................             354,488        496,687        643,734        344,528      139,209

====================================================================================================================================

Notes:
(1)  Management  believes  that  to  facilitate  a  clear  understanding  of the
     Company's operating results, funds from operations ("FFO") should be considered in conjunction with net income (loss) as presented in accordance with generally accepted accounting principles ("GAAP"). FFO, pursuant to guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (loss) (determined in accordance with GAAP) excluding provisions for asset impairment, gains (or losses) from debt restructuring, sales of property and discontinued operations, plus real estate depreciation and amortization after adjustments for unconsolidated joint venture partnerships. Management believes that FFO is an important and widely used measure of the operating performance of equity real estate investment trusts ("REITs") which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing the performance of the Company. The Company's FFO is not comparable to FFO reported by other REITs that do not define the term using the NAREIT definition or that interpret the NAREIT definition differently than does the Company. Therefore, the Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. A reconciliation of income
     (loss) before allocations to minority interests and preferred shareholders to FFO is as follows:

                                                                                         Years ended December 31
                                                        ----------------------------------------------------------------------------
                                                                      2000           1999             1998         1997         1996
  ----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) before minority interests and
     extraordinary loss................................          $(138,984)      $(28,085)        $ 19,986     $ 18,547     $  6,986
  FFO adjustments:
     Loss on sale of real estate.......................             42,648         15,153           15,461            -            -
     Real estate depreciation and amortization.........             65,853         73,053           52,295       26,413       18,703
     Unconsolidated joint venture adjustments..........              3,269          1,639            1,211        1,758        1,948
     Discontinued operations - Designer Connection.....              1,815          6,561            1,067            -            -
     Discontinued operations - eOutlets.com............             14,703              -                -            -            -
                                                                 ---------       --------         --------     --------      -------
  FFO before adjustment for asset impairment...........            (10,696)        68,321           90,020       46,718       27,637
     Provision for asset impairment - operating properties          61,222         15,842                -            -            -
     Provision for asset impairment - land.............              7,441              -                -            -            -
                                                                 ---------       --------         --------     --------      -------
  FFO before allocations to minority interests
     and preferred shareholders........................          $  57,967       $ 84,163         $ 90,020     $ 46,718     $ 27,637
                                                                 =========       ========         ========     ========      =======
  ==================================================================================================================================

(2) Includes a special cash distribution during 1998 of $0.50 per common share relating to the Company's merger with Horizon completed in June 1998 (see
     Note 3 -- "Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements).
(3) Includes a special cash distribution during 1996 of $0.145 per common share relating to a stock exchange offer completed by the Company in June 1996.
(4) Includes outlet centers operated under joint venture partnerships with unrelated third parties as follows:

                                                                                             December 31
                                                              ----------------------------------------------------------------------
                                                                     2000          1999          1998            1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Aggregate GLA........................................               1,764         1,490           595             595            800
Number of outlet centers.............................                   5             4             3               3              4

====================================================================================================================================

                ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share, per unit, and per square foot information)

Introduction

     The following discussion and analysis of the consolidated financial condition and results of operations of (the "Company") should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. The Company's operations are conducted through (the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Cautionary Statements

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, risks associated with the Company's high level of leverage and its ability to refinance such indebtedness as it becomes due; the risk that the Company or its subsidiaries will not remain in compliance with existing loan covenants; the effects of future events on the Company's financial performance; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with tenant bankruptcies, store closings and the non-payment of contactual rents; risk associated with the Company's potential asset sales; the risk of potential increase in market interest rates from current levels; risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties; risks associated with litigation; and risks associated with competition from web-based and catalogue retailers.

Outlet Center Portfolio

     The Company's outlet center portfolio grew to its present size through the development and acquisition of outlet centers and through expansions to existing outlet centers. The Company's outlet portfolio consisted of 48 outlet centers totaling 13,497,000 square feet of ("GLA") at December 31, 2000, compared to 51 outlet centers totaling 14,699,000 square feet of GLA at December 31, 1999 and 50 outlet centers totaling 14,348,000 square feet of GLA at December 31, 1998.

     During 2000, the Company opened (i) Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 176,000 square feet of GLA and (ii) four expansions to existing outlet centers totaling 214,000 square feet of GLA. During 1999, the Company (i) opened two expansions to existing outlet centers totaling 85,000 square feet of GLA and (ii) acquired in September 1999 from Horizon Group Properties, Inc. ("HGP") ownership interests in the Bellport Outlet Center which consists of 292,000 square feet of GLA. During 1998, the Company opened two outlet centers and nine expansions to existing outlet centers totaling 931,000 square feet of GLA in the aggregate. These development and acquisition activities are collectively referred to as the "Portfolio Expansion."

     On December 22, 2000, the Company completed the sale of four outlet centers aggregating 1,592,000 square feet of GLA to a joint venture partnership comprised of Chelsea Property Group, Inc. and Fortress Investment Group, L.L.C. The four outlet centers, which were sold, are located in Gilroy, California, Michigan City, Indiana, Waterloo, New York and Kittery, Maine. The sale of these outlet centers is collectively referred to as the "Permanent Loan Properties Sale." See "Liquidity and Capital Resources - Sale of Permanent Loan Properties" for additional information.

     On November 19, 1999, the Company sold Prime Outlets at Birch Run, which contains 724,000 square feet of GLA, to a joint venture partnership, (the "Prime/Estein Venture"). Additionally, on February 23, 2000, the Company sold Prime Outlets at Williamsburg, which contains 274,000 square feet of GLA, to the Prime/Estein Venture. The Company owns a 30% interest in the Prime/Estein Venture. Commencing on the dates of disposition, the Company accounts for the operating results of these outlet centers in accordance with the equity method of accounting. The sales of these outlet centers are collectively referred to as the "Prime/Estein Transaction." See "Liquidity and Capital Resources - Prime/Estein Joint Venture Transaction" for additional information.

     On June 15, 1998, the merger and other transactions (collectively, the "Merger Transactions") between the Company and Horizon Group, Inc. ("Horizon") were consummated for an aggregate consideration of $1,134,682, including liabilities assumed and related transaction costs. The merger was accounted for using the purchase method of accounting and the purchase price of $1,134,682 was allocated to the assets acquired and the liabilities assumed based on estimates of their respective fair values. Accordingly, the operating results of the 22 properties acquired from Horizon have been included in the Company's consolidated results of operations commencing on June 15, 1998. See "Note 3 - Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements for additional information. In connection with the June 15, 1998 consummation of the Merger Transactions, the Company (i) acquired and integrated 22 of Horizon's outlet centers into its existing portfolio adding 6,626,000 square feet of GLA in the aggregate and (ii) sold two outlet centers to HGP totaling 426,000 square feet of GLA.

     The Company's outlet center portfolio was 92.5%, 93.5% and 95.9% occupied on December 31, 2000, 1999, and 1998, respectively. For the year ended December 31, 2000, weighted-average occupancy in the outlet center portfolio was 91.5%, compared to 93.4% and 93.9% for the same period in 1999 and 1998, respectively. The year 2000 decline in weighted average and year-end occupancy was primarily attributable to certain tenant bankruptcies, abandonments and store closings.

Results of Operations

Table 1--Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                       2000            1999            1998
------------------------------------------------------------------------------------------------------------------------------------
 Revenues

 Base rents.....................................................................          $ 178,830       $ 193,979       $ 148,376
 Percentage rents...............................................................              6,369           8,085           6,384
 Tenant reimbursements..........................................................             83,350          90,063          67,152
 Interest and other.............................................................             14,801          13,829           9,897
                                                                                          ---------       ---------       ---------
   Total revenues...............................................................            283,350         305,956         231,809

 Expenses

 Property operating.............................................................             68,537          70,862          52,684
 Real estate taxes..............................................................             21,776          22,405          16,705
 Depreciation and amortization..................................................             67,556          73,640          52,727
 Corporate general and administrative...........................................             20,847          12,687           7,980
 Interest.......................................................................             98,234          93,934          60,704
 Provision for abandoned projects...............................................                  -          16,039               -
 Provision for asset impairment.................................................             68,663          15,842               -
 Loss on eOutlets.com...........................................................             14,703               -               -
 Loss on Designer Connection....................................................              1,815           6,561           1,067
 Other charges..................................................................             17,555           6,918           4,495
                                                                                          ---------       ---------       ---------
    Total expenses..............................................................            379,686         318,888         196,362
                                                                                          ---------       ---------       ---------
 Income (loss) before loss on sale of real estate, minority interests and
     extraordinary loss.........................................................            (96,336)        (12,932)         35,447
 Loss on sale of real estate....................................................            (42,648)        (15,153)        (15,461)
                                                                                          ---------       ---------       ---------
 Income (loss) before minority interests and extraordinary loss.................           (138,984)        (28,085)         19,986
(Income) loss  allocated to minority interests..................................                738          (3,226)         (2,456)
                                                                                          ---------       ---------       ---------
 Income (loss) before extraordinary loss........................................           (138,246)        (31,311)         17,530
 Extraordinary loss on early extinguishment of debt,
   net of minority interests in the amount of $887 in 1999......................             (4,206)         (3,518)              -
                                                                                          ---------       ---------       ---------
 Net income (loss)..............................................................           (142,452)        (34,829)         17,530
 Income allocated to preferred shareholders.....................................            (22,672)         (9,962)        (24,604)
                                                                                          ---------       ---------       ---------
 Net loss applicable to common shares...........................................          $(165,124)      $ (44,791)      $  (7,074)
                                                                                          ==========      =========       =========
 Earnings per common share - basic:
    Loss before extraordinary loss..............................................          $   (3.69)      $   (0.96)      $   (0.20)
    Extraordinary loss..........................................................              (0.10)          (0.08)              -
                                                                                          ---------       ---------       ---------
    Net loss....................................................................          $   (3.79)      $   (1.04)      $   (0.20)
                                                                                          =========       =========       =========
 Earnings per common share - diluted:
    Loss before extraordinary loss..............................................          $   (3.69)      $   (1.22)      $   (0.20)
    Extraordinary loss..........................................................              (0.10)          (0.08)              -
                                                                                          ---------       ---------       ---------
    Net loss....................................................................          $   (3.79)      $   (1.30)      $   (0.20)
                                                                                          =========       =========       =========
 Weighted average common shares outstanding
     Basic......................................................................             43,517          43,196          35,612
                                                                                          =========       =========       =========
     Diluted....................................................................             43,517          44,260          35,612
                                                                                          =========       =========       =========

====================================================================================================================================

Table 2--Statements of Operations on a Weighted Average per Square Foot Basis

        A summary of the operating results for the years ended December 31, 2000, 1999 and 1998 is presented in the following table, expressed in amounts calculated on a weighted average occupied GLA basis.

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                  2000               1999               1998
------------------------------------------------------------------------------------------------------------------------------------

GLA at end of period (1)........................................................        12,322             13,787             14,457
Weighted average occupied GLA (1)...............................................        12,483             13,599             10,390
Outlet centers in operation at end of period (2)................................            48                 51                 50
New outlet centers opened and acquired (2)......................................             1                  1                 24
Outlet centers expanded (2).....................................................             2                  2                  9
Community centers in operation at end of period.................................             3                  3                  3
States (including Puerto Rico) operated in at end of period.....................            26                 26                 26

Portfolio weighted average per square foot (3):

Revenues
Base rents......................................................................        $14.33             $14.26             $14.28
Percentage rents................................................................          0.51               0.59               0.61
Tenant reimbursements...........................................................          6.68               6.62               6.46
Interest and other..............................................................          1.19               1.02               1.06
                                                                                        ------             ------             ------
   Total revenues...............................................................         22.71              22.49              22.41

Expenses (4)
Property operating..............................................................          5.49               5.21               5.07
Real estate taxes...............................................................          1.74               1.65               1.61
Depreciation and amortization...................................................          5.41               5.42               5.10
Corporate general and administrative (5)........................................          1.36               0.93               0.77
Interest........................................................................          7.87               6.91               5.84
Other charges (6)...............................................................          1.32               0.51               0.63
                                                                                        ------             ------             ------
   Total expenses...............................................................         23.19              20.63              19.02
                                                                                        ------             ------             ------
Income (loss) before loss on sale of real estate,
   minority interests and extraordinary loss....................................        $(0.48)             $1.86              $3.39
                                                                                        ======             ======             ======

Outlet center weighted average per square foot (3):

Revenues
Base rents......................................................................        $14.61             $14.51             $14.66
Percentage rents................................................................          0.53               0.62               0.68
Tenant reimbursements...........................................................          6.85               6.76               6.67
Interest and other..............................................................          1.07               0.85               0.85
                                                                                        ------             ------             ------
   Total revenues...............................................................         23.06              22.74              22.86

Expenses (4)
Property operating..............................................................          5.60               5.31               5.17
Real estate taxes...............................................................          1.75               1.65               1.62
Depreciation and amortization...................................................          5.45               5.53               5.09
Interest........................................................................          6.92               6.42               5.95
Other charges...................................................................          1.13               0.26               0.33
                                                                                        ------             ------             ------
   Total expenses...............................................................         20.85              19.17              18.16
                                                                                        ------             ------             ------

Income before corporate general and administrative
   expenses,loss on sale of real estate, minority
   interests and extraordinary loss.............................................        $ 2.21             $ 3.57             $ 4.70
                                                                                         =====             ======             ======

====================================================================================================================================

Notes:
(1) Includes total GLA in which the Company receives substantially all of the economic benefit.
(2) Includes outlet centers operated under unconsolidated joint venture partnerships.
(3) Based on occupied GLA weighted by months of operation. The occupied GLA on a weighted average basis for (i) the four outlet centers sold on December 22, 2000 are included in the weighted average GLA through the date of disposition and (ii) the 22 properties the Company acquired from Horizon and the two properties sold to HGP on June 15, 1998 have been included in the weighted average GLA commencing on the date the acquisition and through the date of disposition, respectively.
(4)  Excludes the following non-recurring items:

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                  2000             1999               1998
 -----------------------------------------------------------------------------------------------------------------------------------
     Provision for asset impairment.............................................        $68,663          $15,842           $      -
     Provision for abandoned projects...........................................              -           16,039                  -
     Loss on eOutlets.com.......................................................         14,703                -                  -
     Loss on Designer Connection................................................          1,815            6,561                  -
------------------------------------------------------------------------------------------------------------------------------------

(5) Excludes non-recurring corporate general and administrative costs aggregating $3,876, including (i) severance and other compensation costs totaling $2,421 and (ii) professional fees of $1,455 relating to refinancing activities.
(6) Excludes non-recurring other charges of $1,100 related to the termination of the sale of a joint venture interest in Prime Outlets at Hagerstown and an expansion to Prime Outlets at Williamsburg, which was not constructed.

Comparison of the year ended December 31, 2000 to the year ended
 December 31, 1999

Summary

        The Company reported net losses of $142,452 and $34,829 for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, the net loss applicable to common shareholders was $165,124, or $3.79 per common share on a basic and diluted basis. For the year ended December 31, 1999, the net loss applicable to common shareholders was $44,791, or $1.04 and $1.30 per common share on a basic and diluted basis, respectively.

        The 2000 results reflect certain non-recurring items, including (i) a loss on the sale of real estate of $42,648, (ii) a provision for asset impairment of $68,663, (iii) a loss on eOutlets.com of $14,703, (iv) general and administrative expenses consisting of severance and other compensation costs aggregating $2,421 and professional fees of $1,455 related to refinancing activities, (v) a gain on the sale of outparcel land of $2,472 included in interest and other income, (vi) a loss on Designer Connection of $1,815, (vii) other charges of $1,100 incurred in connection with the termination of the sale of joint venture interests in certain properties and (viii) an extraordinary loss of $4,206 related to the prepayment and modification to the terms of certain long-term debt.

        The 1999 results reflect certain non-recurring items, including (i) a provision for abandoned projects of $16,039, (ii) a provision for asset impairment of $15,842, (iii) a loss on the sale of real estate of $15,153, (iv) a loss on Designer Connection of $6,561 and (v) an extraordinary loss of $3,518 (net of minority interests of $887) relating to the early extinguishment of certain long-term debt.

Revenues

        Total revenues were $283,350 for the year ended December 31, 2000, compared to $305,956 for the year ended December 31, 1999, a decrease of $22,606, or 7.4%. Base rents decreased $15,149, or 7.8%, in 2000 compared to 1999. These decreases are primarily due to the Prime/Estein Transaction and reduced portfolio occupancy, partially offset by the PortfolioExpansion. Straight-line rent income (expense), included in base rent were $(94) and $1,181 for the years ended December 31, 2000 and 1999, respectively.

        Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $1,716, or 21.2%, during the year ended December 31, 2000 compared to the same period in 1999. This decline was primarily attributable to the Prime/Estein Transaction.

     As summarized in TABLE 3, merchant sales reported for centers remaining in the Company's outlet center portfolio at period-end were $2,746 million and $3,287 million for the years ended December 31, 2000 and 1999. The decrease in total reported merchant sales is primarily due to the sale of the Permanent Loan Properties on December 22, 2000. The reported merchant sales data for the Permanent Loan Properties are excluded from the 2000 sales data presented in TABLE 3. The weighted average reported merchant sales per square foot decreased to $245 per square foot in 2000 from $257 per square foot in 1999. Total merchant occupancy cost per square foot increased slightly from $21.90 in 1999 to $22.03 in 2000 and as a percentage of reported sales from 8.54% to 8.99%, respectively.

Table 3--Summary of Reported Merchant Sales(1)

        A summary of reported outlet merchant sales and related data for 2000, 1999 and 1998 follows:

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                 2000                 1999            1998
 -----------------------------------------------------------------------------------------------------------------------------------
 Total reported merchant sales (in millions)(1).................................       $ 2,746              $ 3,287         $ 3,169
                                                                                      =========            =========       =========
 Weighted average reported merchant sales per square foot(2):
    All store sales.............................................................       $   245              $   257         $   255
                                                                                      =========            =========       =========
    Same-space sales............................................................       $   251              $   249
                                                                                      =========            =========
 Total merchant occupancy cost per square foot(3)...............................       $ 22.03              $ 21.90         $ 21.30
                                                                                      =========            =========       =========
 Cost of merchant occupancy to reported sales(4)................................          8.99%                8.54%           8.37%
                                                                                      =========            =========       =========
 Cost of merchant occupancy (excluding marketing contributions)
   to reported sales(5).........................................................          8.26%                7.84%           7.65%
                                                                                      =========            =========       =========

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

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $6,713, or 7.5%, to $83,350 in 2000 compared to $90,063 in 1999. This decrease is primarily due to the Prime/Estein Transaction and reduced occupancy in 2000, partially offset by the Portfolio Expansion.

        As shown in TABLE 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 92.3% in 2000 compared to 96.6% in 1999. This decline is partially attributable to the reduced occupancy during 2000. TABLE 4 sets forth recoveries from merchants as a percentage of total recoverable expenses for 2000, 1999, and 1998:

Table 4--Tenant Recoveries as a Percentage of Total Recoverable Expenses

--------------------------------------------------------------------------------
                                                           Expenses Recovered
Year                                                          from Tenants(1)
--------------------------------------------------------------------------------
2000...............................................                92.3%
1999...............................................                96.6%
1998...............................................                96.8%

================================================================================

Note:
(1) Total recoverable expenses include property operating expenses and real estate taxes.

        Interest and other income increased by $972, or 7.0%, to $14,801 during the year ended December 31, 2000 as compared to $13,829 for the year ended December 31, 1999. This increase reflects (i) a nonrecurring first quarter 2000 gain on sale of outparcel land of $2,472, (ii) an increase in amortization of deferred income of $809, (iii) higher lease termination income of $721, (iv) higher property management fee income of $694 and (v) higher interest income of $434. These were partially offset by (i) a reduction in equity earnings from investment in partnerships of $2,036, (ii) lower temporary tenant income of $1,269, (iii) reduced municipal assistance income of $313 and (iv) decreases in all other miscellaneous income of $540.

Expenses

        Property operating expenses decreased by $2,325, or 3.3%, to $68,537 in 2000 compared to $70,862 in 1999. Real estate taxes expense decreased by $629, or 2.8%, to $21,776 in 2000 from $22,405 in 1999. The decrease in property operating expenses is primarily due to the Prime/Estein Transaction, partially offset by the Portfolio Expansion. As shown in TABLE 5, depreciation and amortization expense decreased by $6,084, or 8.3%, to $67,556 in 2000, compared to $73,640 in 1999. This decrease results from the Prime/Estein Transaction partially offset by the depreciation and amortization of assets associated with the Portfolio Expansion.

Table 5--Components of Depreciation and Amortization Expense

        The components of depreciation and amortization expense for 2000, 1999 and 1998 are summarized as follows:

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                          2000          1999           1998
 -----------------------------------------------------------------------------------------------------------------------------------
 Building and improvements......................................................                $35,536       $40,184        $30,299
 Land improvements..............................................................                  6,197         5,779          3,609
 Tenant improvements............................................................                 22,134        25,374         16,616
 Furniture and fixtures.........................................................                  2,988         1,540          1,084
 Leasing commissions............................................................                    701           763          1,119
                                                                                                -------       -------        -------
       Total....................................................................                $67,556       $73,640        $52,727
                                                                                                =======       =======        =======
====================================================================================================================================

        As shown in TABLE 6, interest expense increased by $4,300, or 4.6%, to $98,234 in 2000 compared to $93,934 in 1999. This increase reflects (i) higher interest incurred of $2,942, (ii) a reduction in amortization of debt premiums of $1,247 and (iii) a decrease in the amount of interest capitalized in connection with development projects of $1,234. Partially offsetting these items was (i) a decrease in amortization of deferred financing costs of $1,114 and
(ii) a decrease in amortization of interest rate protection contracts of $9.

        The increase in interest incurred is primarily attributable to an increase in the weighted average contractual interest rate on long-term debt for the year ended December 31, 2000 compared to the same period in 1999. The weighted average contractual interest rates for 2000 and 1999 were 8.46% and 7.90%, respectively. Partially offsetting the impact of the interest rate increase was a reduction of $48,209 in the Company's weighted average debt outstanding, excluding debt premiums, during 2000 compared to 1999.

Table 6--Components of Interest Expense

        The components of interest expense for 2000, 1999 and 1998 are summarized as follows:

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                         2000           1999          1998
 -----------------------------------------------------------------------------------------------------------------------------------
 Interest incurred..............................................................              $101,549       $ 98,607      $ 65,783
 Amortization of debt premiums..................................................                (3,159)        (4,406)       (2,153)
 Interest capitalized...........................................................                (3,412)        (4,646)       (5,793)
 Amortization of deferred financing costs.......................................                 3,188          4,302         1,715
 Amortization of interest rate protection contracts.............................                    68             77         1,152
                                                                                              --------       --------      --------

       Total....................................................................              $ 98,234       $ 93,934      $ 60,704
                                                                                              ========       ========      ========
 ===================================================================================================================================

        Other charges increased by $10,637, or 153.8% to $17,555 for the year ended December 31, 2000 compared to $6,918 for the same period in 1999. The 2000 results reflect costs of $1,100 incurred in the third quarter in connection with the discontinuance of the proposed sale of a 70% joint venture interest in Prime Outlets at Hagerstown and a future expansion to Prime Outlets at Williamsburg. The 1999 results reflect the write-off of $3,100 of capitalized costs associated with the Company's expired option to purchase its joint venture partner's 50.0% ownership interest in Prime Outlets at New River. Excluding these items, other charges increased $12,637 due to (i) a higher provision for uncollectible accounts receivable of $6,664 resulting in part from certain tenant bankruptcies and abandonments, (ii) higher marketing expenses of $4,263, (iii) increased non-capitalized pre-development costs of $791, (iv) an increase in all other miscellaneous charges of $596 and (v) an increase in ground lease expense of $323.

        During 2000, management established a formal plan to sell three of its wholly-owned properties (Prime Outlets at Silverthorne; Prime Northgate Plaza, a community center; and land previously held for development) and, accordingly, reclassified their respective carrying values to assets held for sale. Total revenues and expenses for the operating properties classified as held for sale were $6,354 and $6,697, respectively, for the year ended December 31, 2000. Additionally, the Company also determined that certain events and circumstances had occurred during 2000, including reduced occupancy and limited leasing success, which indicated that four wholly-owned properties (Prime Outlets at Odessa, Prime Outlets at Woodbury, Prime Outlets at Post Falls and Prime Outlets at Latham) and two joint venture properties (Bellport Outlet Center I and Bellport Outlet Center II) were permanently impaired.

        In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company incurred a provision for asset impairment of $28,047 to reduce the carrying value of the three properties classified as held for sale to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of December 31, 2000 was $43,230. Furthermore, the Company's results of operations for 2000 include a provision for asset impairment aggregating $40,616 representing the write-down of the carrying values of the six permanently impaired properties to their estimated fair value in accordance with SFAS No. 121

        When accounting for 1999, the Company determined that certain events and circumstances had occurred during 1999, including limited leasing success and revised occupancy estimates, which indicated one wholly-owned property (Prime Outlets at Jeffersonville II) and one joint venture property (Prime Outlets at Oxnard) were permanently impaired. Accordingly, the results of operations for 1999 include a provision for asset impairment of $15,842 representing the write-down of the carrying values of these assets to their estimated fair value in accordance with SFAS No. 121. Additionally, when accounting for 1999, the Company recorded a provision for abandoned projects of $16,039 based on management's determination that as of December 31, 1999, the Company's pre-development efforts associated with certain projects were no longer viable.

        The operating results for the Company's Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for 1999, because the Company decided to discontinue the operations of its Designer Connection outlet stores, the Company recorded non-recurring charges aggregating $3,659, including (i) $1,659 related to the write-off of costs associated with a web-site for Designer Connection and (ii) $2,000 of costs to cover the expected cash and non-cash costs of the closure. The cash and non-cash costs of the closure primarily consisted of (i) employee termination costs, (ii) lease obligations, and (iii) the write-down of assets to their net realizable value. The Company ceased operations of its Designer Connection outlet stores in 2000.

Table 7--Capital Expenditures

        The components of capital expenditures for 2000, 1999 and 1998 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                2000               1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
New developments................................................................    $ 17,715         $   37,553           $   43,459
Property acquisitions, net (1)..................................................           -                  -            1,013,231
Expansions and renovations......................................................      26,068             49,934               99,585
Re-leasing tenant allowances....................................................       8,050              2,482                2,130
                                                                                    --------         ----------           ----------

             Total..............................................................    $ 51,833         $   89,969           $1,158,405
                                                                                    ========         ==========           ==========
====================================================================================================================================

Note:
(1) Includes the assets acquired by the Company during 1998 in connection with its merger with Horizon, net of the spin-off of HGP.

Table 8--Consolidated Quarterly Summary of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                              2000                                                1999
------------------------------------------------------------------------------------------------------------------------------------
                                         Fourth       Third     Second       First       Fourth       Third      Second        First
                                        Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter      Quarter
------------------------------------------------------------------------------------------------------------------------------------
Total revenues (1)                     $ 70,517    $ 71,408    $ 68,584    $ 72,841    $ 75,137    $ 76,902    $ 75,574    $ 78,343
Total expenses (2) (3) (4) (5) (6)      135,056      75,759      84,343      84,528     111,496      70,450      67,897      69,045
                                      ---------    --------    --------    --------    --------    --------    --------    --------
Income before loss on sale of real
   estate, minority interests and
   extraordinary loss                   (64,539)     (4,351)    (15,759)    (11,687)    (36,359)      6,452       7,677       9,298
Loss on sale of real estate             (42,648)          -           -           -     (15,153)          -           -           -
                                      ---------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before minority
   interests and extraordinary loss    (107,187)     (4,351)    (15,759)    (11,687)    (51,512)      6,452       7,677       9,298
Income (loss) allocated to minority
   interests                                  3         767           -         (32)     (2,770)         78        (534)          -
                                      ---------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before extraordinary
loss                                   (107,184)     (3,584)    (15,759)    (11,719)    (54,282)      6,530       7,143       9,298
Extraordinary loss on early
   extinguishment of debt                (4,206)          -           -           -      (1,412)          -      (2,106)          -
                                      ---------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)                      (111,390)     (3,584)    (15,759)    (11,719)    (55,694)      6,530       5,037       9,298
Income (loss) allocated to
   preferred shareholders                (5,668)     (5,668)     (5,668)     (5,668)     (5,668)     (6,048)     (6,046)      7,800
                                      ---------    --------    --------    --------    --------    --------    --------    --------
Net income (loss) applicable
   to common shares                   $(117,058)    $(9,252)   $(21,427)   $(17,387)   $(61,362)   $    482     $(1,009)   $ 17,098
                                      =========    ========    ========    ========    ========    ========    ========    ========

Earnings per Common Share-Basic:
Income (loss) before
   extraordinary loss                  $  (2.59)    $ (0.21)   $  (0.49)   $  (0.40)   $  (1.39)   $   0.01    $   0.03    $   0.40
Extraordinary loss                        (0.10)          -           -           -       (0.03)          -       (0.05)          -
                                      ---------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)                      $  (2.69)    $ (0.21)   $  (0.49)   $  (0.40)   $  (1.42)   $   0.01      $(0.02)   $   0.40
                                      =========    ========    ========    ========    ========    ========    ========    ========

Earnings per Common Share-Diluted:
Income (loss) before
   extraordinary loss                  $  (2.59)    $ (0.21)   $  (0.49)   $  (0.40)   $  (1.39)   $   0.01    $   0.03    $   0.06
Extraordinary loss                        (0.10)          -           -           -       (0.03)          -       (0.05)          -
                                      ---------    --------    --------    --------    --------    --------    --------    --------
Net income (loss)                      $  (2.69)    $ (0.21)   $  (0.49)   $  (0.40)   $  (1.42)   $   0.01    $  (0.02)   $   0.06
                                      =========    ========    ========    ========    ========    ========    ========    ========

Weighted Average Common Shares
   Outstanding:
Basic                                    43,578      43,578      43,532      43,379      43,357      43,286      43,186      42,951
                                      =========    ========    ========    ========    ========    ========    ========    ========
Diluted                                  43,578      43,578      43,532      43,379      43,357      43,286      43,186      58,376
                                      =========    ========    ========    ========    ========    ========    ========    ========
Distributions paid per common share    $      -     $     -    $      -    $      -    $  0.295    $  0.295    $  0.295    $  0.295
                                      =========    ========    ========    ========    ========    ========    ========    ========
====================================================================================================================================

 Notes:
(1) The first quarter of 2000 revenues reflect a non-recurring gain on the sale of outparcel land of $2,472.
(2) The first quarter of 2000 expenses reflect non-recurring charges and expenses aggregating $14,714 including (i) a loss of $12,964 associated with the discontinuance of the Company's eOutlets.com subsidiary and (ii) severance and other compensation costs totaling $1,750.
(3) The second quarter of 2000 expenses reflect non-recurring charges and expenses aggregating $11,979 including (i) a provision for asset impairment of $8,538, (ii) a loss of $1,315 associated with the discontinuance of the Company's eOutlets.com subsidiary, (iii) professional fees related to refinancing activities of $1,455 and (iv) severance and other compensation costs totaling $671.
(4) The third quarter of 2000 expenses reflect non-recurring charges and expenses aggregating $1,524 including (i) costs of $1,100 related to the termination of the sale of a joint venture interest in Prime Outlets at Hagerstown and an expansion to Prime Outlets at Williamsburg, which was not constructed, and (ii) a loss of $424 related to the discontinuance of the Company's eOutlets.com subsidiary.
(5) The fourth quarter of 2000 expenses reflect a non-recurring provision for asset impairment of $60,125. Included is $20,547 related to the Company's decision to reclassify three properties to assets held for sale and $39,578 related to five properties where significant tenants filed for bankruptcy in the late 2000 and early 2001 and the Company has limited releasing opportunities.
(6) The fourth quarter of 1999 expenses reflect non-recurring charges and expenses aggregating $42,088 including (i) a provision for asset impairment of $15,842, (ii) a provision for abandoned projects of $16,039, (iii) the write-off of $3,100 of capitalized costs associated with the Company's expired option to purchase its joint venture partner's 50.0% ownership interest in Prime Outlets at New River, (iv) $3,659 of costs related to the discontinuance of the operations of Designer Connection and (v) $3,448 of start-up and organizational expenses associated with the Company's eOutlets.com subsidiary.

Comparison of the year ended December 31, 1999 to the year ended
 December 31, 1998

Summary

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

        Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $1,701, or 26.6%, during the year ended December 31, 1999 compared to the same period in 1998. This increase was attributable to higher reported merchant sales in 1999 as well as the Portfolio Expansion and the Merger Transactions.

        As summarized in TABLE 3, merchant sales reported to the Company increased by $118 million, or 3.7%, to $3,287 million from $3,169 million for the years ended December 31, 1999 and 1998, respectively. The increase in total reported merchant sales is primarily due to the Portfolio Expansion and the Merger Transactions. The weighted average reported merchant sales per square foot increased by 0.8% to $256.50 per square foot in 1999 from $254.56 per square foot in 1998. Total merchant occupancy cost per square foot increased slightly from $21.30 in 1998 to $21.90 in 1999 and increased as a percentage of reported sales from 8.37% to 8.54%, respectively.

        Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, increased by $22,911, or 34.1%, in 1999 over 1998. This increase was primarily due to the Portfolio Expansion and the Merger Transactions.

        As  shown  in  TABLE  4,  tenant   reimbursements  as  a  percentage  of
recoverable property operating expenses and real estate taxes was 96.6% in 1999 compared to 96.8% in 1998.

        Interest and other income increased by $3,932, or 39.7%, to $13,829 during the year ended December 31, 1999 as compared to $9,897 for the year ended December 31, 1998. The increase reflected higher (i) temporary tenant income of $1,677, (ii) lease termination income of $717, (iii) municipal assistance income of $506, (iv) parking garage income of $360, (v) property management fees of $270, (vi) gift certificate program income of $241, and (vii) other ancillary income of $161.

Expenses

        Property operating expense increased by $18,178, or 34.5%, to $70,862 in 1999 compared to $52,684 in 1998. Real estate taxes expense increased by $5,700, or 34.1%, to $22,405 in 1999 from $16,705 in 1998. The increases in property operating expenses and real estate taxes were primarily due to the Portfolio Expansion and the Merger Transactions. As show in TABLE 5, depreciation and amortization expense increased by $20,913, or 39.7%, to $73,640 in 1999, compared to $52,727 in 1998. This increase resulted from the depreciation and amortization of assets associated with the Portfolio Expansion and the Horizon Merger.

        As shown in TABLE 6, interest expense increased by $33,230, or 54.7%, to $93,934 in 1999 compared to $60,704 in 1998. This increase reflects (i) higher interest incurred of $32,824, (ii) a decrease in the amount of interest capitalized in connection with development projects of $1,147 and (iii) an increase in amortization of deferred financing costs of $2,587. Partially offsetting these items was (i) an increase in amortization of debt premiums of $2,253 and (ii) a decrease in amortization of interest rate protection contracts of $1,075.

        The increase in interest incurred was primarily attributable to an increase of $387,408 in the Company's average debt outstanding during 1999 compared to 1998 and (ii) higher interest rates on variable - rate indebtedness due to increased market rates.

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

        When accounting for 1999, the Company determined that certain events and circumstances had occurred during 1999 including, limited leasing success and revised occupancy estimates, which indicated one wholly-owned property (Prime Outlets at Jeffersonville II) and one joint venture property (Prime Outlets at Oxnard) were permanently impaired. Accordingly, the results of operations for 1999 include a provision for asset impairment of $15,842 representing the write-down of the carrying values of these assets to their estimated fair value in accordance with SFAS No. 121. Additionally, when accounting for 1999, the Company recorded a provision for abandoned projects of $16,039 based on management's determination that as of December 31, 1999, the Company's pre-development efforts associated with certain projects were no longer viable.

        The operating results for the Company's Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for 1999, because the Company decided to discontinue the operations of its Designer Designer Connection outlet stores, the Company recorded non-recurring charges aggregating $3,659 including (i) $1,659 related to the write-off of costs associated with a web-site for Designer Connection and (ii) $2,000 of costs to cover the expected cash and non-cash costs of the closure. The cash and non-cash costs of the closure primarily consisted of (i) employee termination costs, (ii) lease obligations, and (iii) the write-down of assets to their net realizable value.

Liquidity and Capital Resources

Sources and Uses of Cash

        For the year ended December 31, 2000, net cash provided by operating activities was $32,450, net cash provided by investing activities was $1,095, and net cash used in financing activities was $31,982.

        The gross cash provided by investing activities during the year ended December 31, 2000 was $67,089 which consisted of (i) $51,403 of net proceeds from the sale of four outlet centers in December 2000, (ii) $11,063 of net proceeds from the February 2000 sale of a 70.0% joint venture partnership interest in Prime Outlets at Williamsburg and (iii) $4,623 of net proceeds from the sale of outparcel land. Substantially offsetting theses sources were gross uses of cash totaling $65,994 comprised of (i) $51,833 of additions to rental property, (ii) $11,161 of costs related to eOutlets.com and (iii) $3,000 of capital contributions to joint venture partnerships. The additions to rental property are primarily attributable to (i) the development and construction of Prime Outlets of Puerto Rico, which consists of 176,000 square feet of GLA and opened in July 2000 and (ii) four expansions to existing centers aggregating approximately 389,000 square feet of GLA which opened during the first half of 2000.

        The gross uses of cash for financing activities of $166,479 during 2000 consisted of (i) principal repayments on notes payable of $155,120 and (ii) deferred financing costs of $11,359. Partially offsetting these items were proceeds from new borrowings of $134,497.

        Although,  the  Company  believes  that  cash flow  from (i) operations,
(ii) lender escrow reserves, (iii) refinancing of certain maturing debt and (iv) the potential sale of certain properties will be sufficient to sustain its operating cash needs, satisfy its required debt service obligations and fund its remaining development costs (associated with 2000 openings) and expected capital expenditure costs for the next year; there can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods.

Dividends and Distributions

        In order to qualify as a REIT for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 95% (90% for years beginning after December 31, 2000) of its REIT taxable income in addition to satisfying other requirements.
Although the Company intends to make distributions in accordance with the requirements of the Code necessary to remain qualified as a REIT, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

        The Company's current policy is to pay distributions only to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections for 2001, it does not expect to pay any distributions on its 10.5% Series A Senior Cumulative
Preferred Stock ("Senior Preferred Stock"), 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"), common stock or common units of limited partnership interest in the Operating Partnership during 2001.

        The Company is currently in arrears on five quarters of preferred stock distributions due February 15, 2000 through February 15, 2001, respectively. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, voting together as a single class, will have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

        The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its $90,000 Mezzanine Loan (see Note 6 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements). In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of December 31, 2000, unpaid dividends for the period November 16, 1999 through December 31, 2000 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $6,792 and $18,714, respectively. The annualized dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2000 are $6,038 ($2.625 per share) and $16,636 ($2.125 per share), respectively.

Debt Service Obligations

        The Company's aggregate indebtedness, excluding unamortized debt premiums, was $1,016,009 and $1,243,367 at December 31, 2000 and 1999,
respectively. At December 31, 2000, such indebtedness had a weighted average maturity of 4.03 years and bore interest at a weighted average interest rate of 9.43% per annum. At December 31, 2000, $828,769, or 81.6%, of such indebtedness bore interest at fixed rates and $187,240, or 18.4%, of such indebtedness bore interest at variable rates. The Company utilizes derivative financial instruments to manage its interest rate risk associated with variable rate debt. See "Interest Rate Risk" for additional information. The Company is obligated to repay $67,712 and $64,914 of mortgage indebtedness during 2001 and 2002, respectively.

        The Company plans to either refinance or extend the maturity of certain mortgage indebtedness maturing during 2001. In the event the Company is unable to refinance or extend the maturity of such indebtedness, it will consider the repayment of the outstanding balance through proceeds from potential sales of property or may give the property back to the mortgage lender. There can no assurance that the Company will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of the refinancings or extensions of maturities, if they should occur, will be a favorable as the Company has experienced in prior periods. See "Commitments & Contingencies" for additional information.

Debt Transactions and Debt Compliance

        On December 22, 2000, the Company closed a major refinancing of its assets and the sale of four of its outlet centers through a series of transactions (collectively, the "December 22, 2000 Transactions"). The principal lenders involved in the December 22, 2000 Transactions were an affiliate of Fortress Investment Fund LLC ("Fortress"); Greenwich Capital Financial Products, Inc. ("Greenwich"); and Mercantile-Safe Deposit and Trust Company ("Mercantile"). The sale of its outlet centers was to a joint venture partnership comprised of Fortress and Chelsea GCA Realty, Inc. ("Chelsea") (see "Sale of Permanent Loan Properties" for additional information). Fortress and Greenwich (collectively, the "Lending Group") provided a mezzanine loan in the amount of $90,000 (the "$90,000 Mezzanine Loan"). Greenwich funded a $20,000 first mortgage loan (the "Puerto Rico First Mortgage Loan") on the Company's outlet center that recently opened in Puerto Rico and Mercantile provided a $10,000 second mortgage loan (the "Hagerstown Second Mortgage Loan") on the Company's outlet center in Hagerstown, Maryland. The Company executed agreements to extend the maturity date of two of its existing loans, a $112,000 first mortgage loan (the "Bridge Loan") from Nomura Asset Capital Corporation ("Nomura") and a $19,378 first mortgage loan (the "Lebanon First Mortgage Loan") from KeyBank National Association.

        The $90,000 Mezzanine Loan is secured by pledges of equity interests in certain outlet centers. The loan is for a term of three-years; requires fixed monthly principal amortization commencing on February 1, 2001 of $1,000 during the first year, $1,667 during the second year and $2,333 during the third year; requires the payment of certain exit fees; and is pre-payable at any time after one year. The $90,000 Mezzanine Loan requires that the Company's excess cash flow from operations and assets sales above certain thresholds be applied to principal reductions. The interest rate is a floating rate based on 30-day LIBOR plus 9.50%, but not less than 14.50%. The loan contains financial and other covenants that restrict, among other things, the ability of the Company to incur additional indebtedness or pay dividends (other than dividends to maintain the Company's status as a REIT). In addition, in connection with the financing the Company issued warrants (recoreded at fair value at the date of the transaction) to the Lending Group to purchase one million shares of the Company's common stock at an exercise price of $1.00 per share.

        The Puerto Rico First Mortgage Loan is secured by the Company's outlet center in Puerto Rico. The Puerto Rico First Mortgage Loan is for a term of three-years, requires monthly amortization of $15 based upon a 25-year schedule for the first year and $51 based upon a 15-year schedule thereafter. The Puerto Rico First Mortgage Loan is non-recourse and is pre-payable at any time subject to certain prepayment and exit fees. The interest rate is a floating rate based on 30-day LIBOR plus 3.50%. In addition, the Puerto Rico First Mortgage Loan provides for a commitment to fund up to an additional $5,000 subject to the satisfaction of certain conditions, including the achievement of minimum sales, occupancy and debt service coverage ratio thresholds no later than December 31, 2001.

        The Hagerstown Second Mortgage Loan is secured by the Company's outlet center in Hagerstown, Maryland and has a term of 30- months that is co-terminus with Mercantile's existing $48,863 first mortgage loan on the same center. The Second Mortgage Loan requires monthly amortization starting in the seventh month of $164 per month and is pre-payable at any time without penalty or fee. The interest rate is a floating rate based on 30-day LIBOR plus 2.50%.

        On December 22, 2000, the term of the Bridge Loan, which was due to mature on June 11, 2001, was extended until December 31, 2003. In consideration for the extension, the interest rate was converted from 30-day LIBOR plus 1.35% to a fixed-rate of 13.00%; the monthly interest-only payments were converted to monthly interest and principal payments (principalm amortization of the greater of (i) 50% of excess cash flow from properties collateralizing the Bridge Loan or (ii) $50); and a loan extension fee of $1,120 was paid. The loan may be prepaid at any time. In connection with the modification of the terms of the Bridge Loan, the Company incurred an extraordinary loss of $1,345 during 2000. The extraordinary loss consisted of (i) the $1,120 extension fee and (ii) the write-off of unamortized deferred financing costs and expenses aggregating $225.

        On December 22, 2000, the term of the Lebanon First Mortgage Loan, secured by the Company's outlet center in Lebanon, Tennessee, which was due to mature on December 31, 2000, was extended for a period of six months until June 30, 2001, with an additional three-month extension available if certain conditions are met. In consideration for the extension, the interest rate was increased by 1.25% to 30-day LIBOR plus 3.00% and the loan balance was reduced to $18,378 through a $1,000 principal payment. The loan may be prepaid at any time. The net proceeds from the December 22, 2000 Transactions were used to
(i) pay off $125,000 of short-term indebtedness as described below; (ii) pay-down $3,500 of other indebtedness (the $1,000 principal reduction on the Lebanon First Mortgage Loan and a $2,500 principal reduction on a first mortgage loan on Phases II and III of the outlet center located in Bellport, New York), and (iii) pay the $1,120 extension fee on the Bridge Loan. The remainder of the proceeds have been and will be used (i) for general corporate purposes, including the funding of certain programs to attract and retain tenants through increased marketing and capital improvements and (ii) to fund remaining development costs for Prime Outlets of Puerto Rico (see "Development Activities" for additional information).

        The Company used $125,000 of the net proceeds from the December 22, 2000 Transactions for the repayment of (i) a $20,000 subordinated loan (the "Subordinated Loan") made by FBR Asset Investment Corporation that matured August 14, 2000, (ii) a $25,000 unsecured corporate line of credit from Mercantile which was due to mature on December 31, 2000, (iii) a $37,000 unsecured revolving loan (the "Unsecured Revolving Loan") from Nomura which was scheduled to mature on September 11, 2001 and (iv) the prepayment of a $43,000 term loan (the "Term Loan") from Greenwich which was scheduled to mature on December 10, 2001. In connection with the prepayment of the Unsecured Revolving Loan and the Term Loan, the Company incurred an extraordinary loss on the early extinguishment of debt aggregating $2,861 during 2000. The extraordinary loss consisted of (i) a $1,700 prepayment penalty and (ii) the write-off of unamortized deferred financing costs and expenses aggregating $1,161.

        The Company had been in default of the Subordinated Loan and such default had triggered certain cross-default provisions with respect to other Company debt facilities. In addition, the Company previously was not in compliance with financial covenants contained in certain of its debt facilities. As a result of the debt repayments and the various restructuring and extension agreements completed on December 22, 2000, the Company had cured or eliminated all financial covenant defaults under its recourse loan agreements. However, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

2001 Sales Transactions

        On February 2, 2001, the Company completed the sale of Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. The net cash proceeds from the sale were $510, after the repayment of mortgage indebtedness of $5,966 and closing costs and fees. The net proceeds from the sale were applied against the $90,000 Mezzanine Loan in accordance with the terms of the loan agreement (see "Debt Transactions and Debt Compliance" for additional information).

        On March 16, 2001, the Company completed the sale of Prime Outlets at Silverthorne, an outlet center comprising 257,000 square feet of GLA located in Silverthorne, Colorado to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale were $8,992, after the repayment of mortgage indebtedness of $18,154 related to the collateral substitution (see below) and closing costs and fees. The net proceeds from the sale were applied against the $90,000 Mezzanine Loan in accordance with the terms of the loan agreement (see "Debt Transactions and Debt Compliance" for additional information).

        Prime Outlets at Silverthorne was one of fifteen properties that cross-collateralized The First Mortgage and Expansion Loan, (see Note 6 "Bonds and Notes Payable" of the Notes to the Consolidated Financial Statements for additional information), which contains collateral substitution provisions that permit the exchange of specific assets pledged as collateral upon approval by the lender. In conjunction with the sale of Prime Outlets at Silverthorne, the Company substituted Prime Outlets at Lebanon (located in Lebanon, Tennessee) and subsequently paid-off the Lebanon First Mortgage Loan.

Commitments & Contingencies

        Subsidiaries of the Company have suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $34,890 which are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas The Company is currently discussing potential restructuring with the holder of the mortgage loans; however, there can be no assurance that such discussions will lead to a modification of the mortgage loans and that the two properties will not be foreclosed. Because the two mortgage loans are non-recourse, the Company does not believe the existing defaults or any related foreclosure will have a material impact on its results of operations and financial position.

        Various mortgage loans, related to projects in which the Company, through subsidiaries, indirectly owns joint venture interests, have matured and are in default. The mortgage loans are (i) a $10,389 first mortgage loan on Phase I of the outlet center in Bellport, New York, held by Union Labor Life Insurance Company ("Union Labor"); (ii) mortgage loans aggregating $29,670 on Prime Outlets at New River located in New River, Arizona, held by Fru-Con Development Corporation ("Fru-Con"); and (iii) a $13,639 first mortgage loan on the outlet center in Oxnard, California, also held by Fru-Con. Fru-Con and the Company are each 50.0% partners in both the New River and Oxnard outlet centers.

     Union Labor has filed for foreclosure on Phase I of the Bellport outlet center and Fru-Con has filed for foreclosure on Prime Outlets at New River The Company is currently negotiating the terms of a transfer of its ownership interest in the Oxnard outlet center to Fru-Con. The Company believes none of these mortgage loans are recourse to the Company. Therefore the Company does not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on its results of operations or financial position.

        The Company, through affiliates, holds a 51% interest in the owner of Phases II and III of an outlet center in Bellport, NY. The owner failed to make a required $3,000 principal payment on a $10,795 first mortgage loan when due on November 1, 2000. The Company paid, on behalf of the owner, the required payment through a series of payments during November and December 2000, including a $2,500 payment made from the net proceeds from the December 22, 2000 Transactions. The maturity date of the first mortgage loan of $7,795 was extended to May 1, 2001. The Company plans to either refinance or extend the maturity of this mortgage indebtedness. In the event the Company is unable to refinance or extend the maturity of such indebtedness, it will consider the repayment of the outstanding balance through proceeds from potention sale of the property. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the maturity indebtedness or that the terms of the refinancing or extension of the maturing, if it should occur, will be as favorable as the Company has experienced in prior periods. Although this loan is recourse, the Company believes that any default or foreclosure under this loan will not have a material impact on its results of operations or financial position.

       As of December 31, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,722 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States. As of December 31, 2000, no claims had been made againt the Company's guaranty by the lender.

       On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. The Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. On August 15, 2000, the Company exercised its option under the operating agreement of the joint venture and transferred its entire interest in the joint venture to a Castle & Cooke subsidiary.

Sale of Permanent Loan Properties

        In connection with the December 22, 2000 Transactions, the Company sold four of its outlet centers aggregating 1,592,000 square feet of GLA to a joint venture partnership comprised of Fortress Investment Group L.L. C. and Chelsea Property Group, Inc. for aggregate consideration of $239,500, including the assumption of first mortgage debt of $174,235. The four outlet centers (collectively, the "Permanent Loan Properties") that were sold are located in Gilroy, California, Michigan City, Indiana, Waterloo, New York and Kittery, Maine. In connection with the sale of the Permanent Loan Properties, the Company incurred a loss on sale of real estate of $42,648 in the fourth quarter of 2000. The net proceeds from the sale, after closing costs and fees and the required purchase by the Company of land in the amount of $7,325 related to the outlet center in Gilroy, California, was $51,403. The net proceeds were used for the prepayment of certain long-term debt. The operating results of the Permanent Loan Properties are included in the Company's results of operations through the date of disposition.

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

        On November 19, 1999, the Company completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of December 31, 2000 and 1999 was $10,731 and $10,745, respectively, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration was $8,500 of Deferred Income. The Deferred Income was initially included in accounts payable and other liabilities in the Consolidated Balance Sheet and was being amortized into other income over its ten-year life. Effective on the date of disposition, the Company accounts for its ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting.

     During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including (i) the assumption of mortgage indebtedness of $32,500 and
(ii) $2,750 of Deferred Income. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Venture (of which Estein's obligation is $7,000). The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75% and the outstanding principal amount was payable on or before December 15, 2000, subject to satisfaction of certain conditions. As a result of the Company's inability to refinance or convert the Venture's mortgage indebtedness of $32,500 to a permanent loan at a fixed rate of interest, the December 15, 2000 maturity date of the promissory note was extended until such time as such refinancing is obtained. In addition, since the refinancing or conversion did not occur on or before December 15, 2000, the Company is obligated to pay Estein $250 and the Company is not entitled to receive operating distributions arising out of Prime Outlets at Williamsburg until such refinancing or conversion occurs. Effective on the date of disposition, the Company accounts for its ownership interest in Prime Outlets at Williamsburg in accordance with the equity the equity method of accounting.

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

        In connection with the discontinuance of the sales of a 70% joint venture interest in (i) the Hagerstown Center and (ii) a proposed expansion to Prime Outlets at Williamsburg (the "Williamsburg Expansion"), the Company reduced the carrying value of the Deferred Income by $9,550 and incurred other charges aggregating $1,100 during the third quarter of 2000. The reduction in the Deferred Income is attributable to the remaining proceeds that will not be received as a result of the termination of the Prime/Estein Joint Venture Agreement. The $1,100 of other charges include (i) a $600 fee payable to Estein resulting from inability to close the sale of the Hagerstown Center on or before August 31, 2000 in accordance wit h the terms of the Prime/Estein Joint Venture Agreement and (ii) a $500 fee payable to Estein for non-completion of the Williamsburg Expansion by December 15, 2000.

     During 2000, the Company reclassified $61,908 representing the aggregate carrying value of the Hagerstown Center from assets held for sale to investment in rental property in the Consolidated Balance Sheet. In connection with the reclassification, the Company recorded $1,967 of depreciation and amortization expense related to the Hagerstown Center comprising the period from January 1 through September 30, 2000, the date of reclassification. As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet.

        The Venture has agreed to retain the Company as its sole and exclusive managing and leasing agent for a property management fee equal to 4.0% of gross rental receipts. The Venture also will pay a monthly asset management and partnership administration fee to an affiliate of Estein equal to 3.0% of the monthly net operating income from the centers.

Development Activity

        Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 176,000 square feet of GLA, opened on July 27, 2000. Additionally, the Company opened two expansions aggregating 166,000 square feet of GLA at Prime Outlets at Hagerstown in March and April 2000. Furthermore, the Company opened two expansions aggregating 48,000 square feet at Prime Outlets at San Marcos in May of 2000. At December 31, 2000, the remaining expected capital expenditures for these projects aggregated $6,133. As of December 31, 2000, the Company had $5,142 of lender escrow reserves to fund development costs for Prime Outlets of Puerto Rico and $199 of remaining availability under a construction loan for Prime Outlets at Hagerstown. The Company expects to fund the remaining development costs related to Prime Outlets at Hagerstown of $217 and Prime Outlets at San Marcos of $575 from retained cash flow from operations.

eOutlets.com

        On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $14,703 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $11,206 of costs incurred during the year ended December 31, 2000. During the year ended December 31, 1999, the Company incurred expenses of $3,500 related to organizational and other start-up expenditures for eOutlets.com which are reflected in corporate general and administrative expense in the Consolidated Statements of Operations.

Interest Rate Risk

        In the ordinary course of business, the Company is exposed to the impact of interest rate changes and, therefore, employs established policies and procedures to manage its exposure to interest rate changes. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) lower its overall borrowing costs.

        The Company also uses derivative financial instruments to manage interest rate risk associated with certain of its debt. Generally, the Company purchases interest rate protection agreements, such as caps, which are designated as hedges for underlying variable rate debt obligations. The Company does not hold derivative financial instruments for trading purposes.

        The interest rate caps specifically limit the Company's interest costs with an upper limit on the underlying interest rate index. The cost of such contracts are included in deferred charges and are being amortized as a component of interest expense over the life of the contracts. Amounts earned from interest rate protection contracts, if any, are recorded as a reduction of interest expense. The Company is exposed to credit losses in the event of counterparty nonperformance, but does not anticipate any such losses based on the creditworthiness of the counterparties.

        On December 22, 2000, the Company purchased an interest rate cap with a notional amount of $90,000 to hedge its $90,000 Mezzanine Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. The notional amount of this interest rate cap amortizes monthly based on estimated principal repayments on the $90,000 Mezzanine Loan. Additionally, on December 22, 2000, the Company also purchased an interest rate cap with a notional amount of $20,000 to hedge its $20,000 Puerto Rico First Mortgage Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. In addition, the Company held an additional undesignated interest rate protection cap with a notional amount of $44,000 with a strike price of 7.00%, based on 30-day LIBOR, which matures in November 2001. The notional amount of this interest rate cap amortizes $1,000 monthly. See Note 2 -- "Summary of Significant Accounting Policies" and Note 6 -- "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information.

        Although derivative financial instruments are an important component of the Company's interest rate management program, their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not material.

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

New Accounting Pronouncements

        The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis and/or limit the Company's exposure to interest rate fluctuations. Fees and premiums paid for the Company's interest rate protection agreements are included in deferred financing costs and are amortized ratably over the term of the respective interest rate protection agreement. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized over the remaining term of the related financing transaction using the straight-line method. In the event of the early extinguishments of the related financing, any realized or unrealized gain or loss on the related interest rate protection agreement is recognized in income coincident with the extinguishments. The Company believes it has limited exposure to the extent of non-performance by the counter parties of each protection agreement since each counter party is a major financial institution and the Company does not anticipate their non-performance. The fair value of the interest rate protection agreements is not recognized in the financial statements as the agreements qualify as hedges of the Company's interest rate risk. Interest rate protection agreements or specific notional components thereof that do not qualify as a hedge of the Company's interest rate risk would be recorded at fair value.

        In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 138 and SFAS No. 133 effective January 1, 2001 and believes such adoption will not have a material impact on its results of operations or financial position. SFAS No. 133 and SFAS No. 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

        In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue
Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101 retroactive to January 1, 2000 did not have a material impact on its results of operations and financial position.

Taxability of Distributions

        The Company did not make any distributions during the year ended December 31, 2000. TABLE 9 summarizes the taxability of distributions paid during (i) the year ended December 31, 1999 (ii) the period from January 1 to June 15, 1998, and (iii) the period from June 16 to December 31, 1998. Distributions paid by the Company out of its current or accumulated earnings and profits (and not designated as capital gains dividends) will constitute taxable distributions to each holder. To the extent the Company makes distributions (not designated as capital gains dividends) in excess of its current and accumulated earnings and profits, such distributions will be treated first as a tax-free return of capital to each holder, reducing the adjusted basis which such holder has in his shares of stock by the amount of such distributions (but not below zero), with distributions in excess of a holder's adjusted basis in his stock taxable as capital gains (provided that the shares have been held as a capital asset).

Table 9--Taxability of Distributions

 -----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Year ended       Period from   Period from June
                                                                                  December 31,      January 1 to     16 to December
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

 ===================================================================================================================================

        No assurance can be made that future distributions, if any, will be treated similarly. Each holder of stock may have a different basis in its stock and, accordingly, each holder is advised to consult with a tax advisor.

Funds from Operations

        Industry analysts generally consider Funds from Operations, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new white paper statement and redefined how funds from operations is calculated, effective January 1, 2000. Funds from Operations is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains or losses from provisions for impairment and sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnership and joint ventures.

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

        TABLE 10 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the years ended December 31, 2000, 1999 and 1998. FFO decreased $26,196, or 31.1% to $57,967 for the year ended December 31, 2000 from $84,163 for the year ended December 31, 1999.

        The 2000 FFO results reflect non-recurring items totaling ($2,504) as follows:

o    a  first quarter gain on the sale of outparcel land of $2,472;
o severance and other compensation costs aggregating $2,421 through the first two quarters;
o second quarter professional fees of $1,455 related to refinancing activities; and
o third quarter costs aggregating $1,100 incurred in connection with the termination of the sale of a 70% joint venture interest in Prime Outlets at Hagerstown and the sale of a 70% joint venture interest in a proposed expansion to Prime Outlets at Williamsburg which was not constructed.

        The 1999 FFO results reflect fourth quarter non-recurring charges and other expenses totaling ($22,587) as follows:

o    a  provision for abandoned development projects of $16,039 and
o other charges and other expenses totaling $6,548 comprised of the write-off of capitalized costs associated with an expired option for the Company to purchase its joint venture partner's 50% ownership interest in Prime Outlets at New River and start-up and organizational expenses associated with the Company's former eOutlets.com subsidiary.

     Excluding the impact of these significant non-recurring items, FFO was $60,471 and $106,750, for the fiscal years ended December 31, 2000 and 1999, respectively.

        The change in FFO for year ended December 31, 2000 compared to the same period in 1999 are primarily attributable to the following factors:

o the loss of net operating income offset by decreased interest expense due to the sale of a 70% joint venture interest in Prime Outlets at Birch Run in November 1999 and Prime Outlets at Williamsburg in February 2000;
o reduced average occupancy in the outlet center portfolio (91.5% for the 2000 compared to 93.4% for 1999);
o higher interest expense resulting from increased short-term indebtedness and higher financing costs;
o increased corporate general and administrative expenses attributable to lower capitalization of overhead costs due to reduced development activities; and
o an increase in the provision for uncollectible accounts receivable resulting in part from certain tenant bankruptcies, abandonments and store closings.

Table 10--Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                       2000              1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interests and extraordinary loss..................          $(138,984)        $ (28,085)     $ 19,986
FFO adjustments:
  Loss on sale of real estate...................................................             42,648            15,153        15,461
  Real estate depreciation and amortization.....................................             65,853            73,053        52,295
  Unconsolidated joint venture adjustments......................................              3,269             1,639         1,211
  Discontinued operations - eOutlets.com........................................             14,703                 -             -
  Discontinued operations - Designer Connection.................................              1,815             6,561         1,067
                                                                                          ---------         ---------      --------
FFO before adjustment for asset impairment......................................            (10,696)           68,321        90,020
  Provision for asset impairment - operating properties.........................             61,222            15,842             -
  Provision for asset impairment - land.........................................              7,441                 -             -
                                                                                          ---------         ---------      --------
FFO before allocations to minority interests and preferred shareholders.........          $  57,967         $  84,163      $ 90,020
                                                                                          =========         =========      ========
Other Data:
Net cash provided by operating activities.......................................          $  32,450         $  97,815      $ 59,182
Net cash provided by (used in)  investing activities............................              1,095           (56,666)     (145,596)
Net cash provided by (used in) financing activities.............................            (31,982)          (39,571)       85,806
====================================================================================================================================

        The pay-out ratios based on distributions made by the Company divided by FFO for 1999 and 1998 were 97.4% and 92.9%, respectively.

Table 11--Consolidated Quarterly Summary of Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                 2000                                       1999
                                              --------------------------------------------------------------------------------------
                                                      Fourth    Third      Second      First     Fourth     Third   Second    First
                                                     Quarter   Quarter    Quarter    Quarter    Quarter   Quarter  Quarter  Quarter
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interests and
   extraordinary loss......................        $(107,187)  $(4,351)  $(15,759)  $(11,687)  $(51,512)  $ 6,452  $ 7,677  $ 9,298
FFO adjustments:
   Loss on sale of real estate.............           42,648         -          -          -     15,153         -        -        -
   Real estate depreciation and
     amortization..........................           17,222    17,179     15,400     16,052     17,318    19,188   18,435   18,112
   Unconsolidated joint venture
     adjustments...........................              640       915      1,128        586        737       473      174      255
   Discontinued operations - eOutlets.com..                -       424      1,315     12,964          -         -        -        -
   Discontinued operations - Designer
     Connection............................                4      (274)     1,006      1,079      5,553       120      543      345
                                                   ---------   -------   --------   --------   --------   -------  -------  -------
FFO before adjustment for asset
    impairment.............................          (46,673)   13,893      3,090     18,994    (12,751)   26,233   26,829   28,010
   Provision for asset impairment -
     operating properties..................           52,684         -      8,538          -     15,842         -        -        -
   Provision for asset impairment - land...            7,441         -          -          -          -         -        -        -
                                                   ---------   -------   --------   --------   --------   -------  -------  -------
FFO before allocations to minority
   interests and preferred shareholders.....       $  13,452   $13,893   $ 11,628   $ 18,994   $  3,091   $26,233  $26,829  $28,010
                                                   =========   =======   ========   ========   ========   =======  =======  =======
Other Data:
Net cash provided by (used in)
   operating activities....................        $(15,708)   $16,184  $  22,990     $8,984    $23,992  $ 25,959  $26,589  $21,275
Net cash provided by (used in)
   investing activities....................          38,465    (11,070)   (13,265)   (13,035)     1,265   (11,079) (27,193) (19,659)
Net cash provided by (used in)
   financing activities....................         (19,838)    (5,732)    (3,896)    (2,516)   (21,298)  (13,102)   1,880   (7,051)

====================================================================================================================================

     ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

Market Risk Sensitivity

Interest Rate Risk

       In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. See "Interest Rate Risk" and "New Accounting Pronouncements" of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related contractual interest rates by fiscal year of maturity. Variable interest rates are based on the weighted average rates of the portfolio at December 31, 2000.

------------------------------------------------------------------------------------------------------------------------------------
                                                         Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                           2001          2002          2003           2004          2005     Thereafter       Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate:
Principal...........................    $36,167       $41,694      $454,142        $11,264       $50,330      $235,172     $828,769
Average interest rate...............       9.77%         9.19%         9.06%          8.61%         8.05%         7.34%        8.54%
Variable rate:
Principal...........................    $31,545       $23,220       $80,321        $52,154                                 $187,240
Average interest rate...............      11.47%        15.18%         9.87%          8.40%                                    8.20%

====================================================================================================================================

              ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this Item is set forth at the pages indicated in
Item 14(a) below.

             ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

        The information required by Items 10, 11, 12 and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement that the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or before April 30, 2001.

                                     PART IV

   ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

       Report of Independent Auditors                                        F-1

       Consolidated Balance Sheets as of December 31, 2000 and 1999          F-2

       Consolidated  Statements of Operations for the years ended
       December 31, 2000,  1999 and 1998                                     F-3

       Consolidated  Statements of Cash Flows for the years ended
       December 31, 2000,  1999 and 1998                                     F-4

       Consolidated  Statements of Shareholders'  Equity for the years ended
       December 31, 2000, 1999 and 1998                                      F-6

       Notes to Consolidated Financial Statements                            F-7

      2.  Financial Statement Schedules

         The following financial statement schedule is included in Item 14 (d):

         Report of Independent Auditors on Schedule (included with consent filed as Exhibit 23)

         Schedule III--Real Estate and Accumulated Depreciation             F-27

         Notes to Schedule III                                              F-29

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      3.  Exhibits

Exhibit
Number     Description

    3.1 Amended and Restated Articles of Incorporation of Prime Retail, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616).]

    3.2 Articles Supplementary of Prime Retail, Inc. relating to Series B Preferred Stock. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616).]

    3.3 Second Amended and Restated By-Laws of Prime Retail, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23616).]

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

    4.4 Warrant to Purchase Common Stock of the Company dated December 22, 2000 issued to FRIT PRT Lending LLC.

    4.5 Warrant to Purchase Common Stock of the Company dated December 22, 2000 issued to Greenwich Capital Financial Products, Inc.

   10.1 Third Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P. dated as of October 15, 1998 and effective as of June 15, 1998. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616).]

   10.1A   Amendment No. 1 to Third Amended and Restated  Agreement of Limited
            Partnership of Prime Retail, L.P. dated as of September 28, 1999. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23616).]

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
            Retail, Inc. and Abraham Rosenthal. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23616).]

#  10.6    Employment Agreement dated October 6, 1999 by and among
            primeoutlets.com inc, Prime Retail, L.P., Prime Retail, Inc. and William H. Carpenter, Jr. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23616).]

#  10.7    Form of Executive  Employment  Agreement  (David G.  Phillips)
            [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

#  10.8    Employment Agreement dated June 11, 2000 between Prime  Retail,  Inc.
            and Robert A. Brvenik. [Incorporated by reference to the same titled exhibit in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 001-13301).]

#  10.9    Employment Agreement dated May 3, 2000 between Prime  Retail, Inc.
            and C. Alan Schroeder. [Incorporated by reference to the same titled exhibit in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 001-13301).]

#  10.10   Employment Agreement dated May 3, 2000 between Prime Retail, Inc. and
            Steven S. Gothelf.

#  10.11   Employment Agreement dated May 3, 2000 between Prime Retail, Inc. and
            John S. Mastin.

#  10.12   Separation  Agreement  dated  August 24, 2000  by  and  between Prime
            Retail, Inc., Prime Retail, L.P. and William H. Carpenter Jr.

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

#  10.38   Description  of  the  1999  Long-Term   Incentive
            Program. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616).]

#  10.39   Master Modification Agreement dated as of December  22, 2000  between
            Buckeye  Factory  Shops Limited  Partnership, Latham Factory  Stores
            Limited Partnership, Carolina Factory Shops Limited Partnership, Shasta Outlet Center Limited Partnership, The Prime Outlets at Calhoun Limited Partnership and The Prime Outlets at Lee Limited Partnership, Nomura Asset Capital Corporation, Prime Retail, Inc. and Prime Retail, L.P.

#  10.40   The Agreement for Purchase and Sale, dated December 22, 2000, by and between Finger Lakes Outlet Center, L.L.C., The Prime Outlets at Michigan City Limited Partnership, The Prime Outlets at Gilroy Limited Partnership and Outlet Village of Kittery Limited Partnership as seller and F/C Waterloo Development LLC, F/C Michigan City Development LLC, F/C Gilroy Development LLC, F/C Kittery Development LLC and F/C Michigan Parking LLC as buyer. [Incorporated by reference to the same titled exhibit in the Company's Amended
            Current   Report   on   Form    8-K/A  dated       December 22, 2000
            (File No. 001-13301).]

#  10.41   Loan Agreement dated as of June 15, 1998 between Buckeye Factory
            Shops Limited Partnership, Latham Factory Stores Limited Partnership, Carolina Factory Shops Limited Partnership, Shasta Outlet Center Limited Partnership, The Prime Outlets at Calhoun
            Limited Partnership   and  The  Prime  Outlets  at  Lee  Limited
            Partnership and Nomura Asset Capital Corporation (Bridge Loan) [Incorporated by reference to Exhibit 10.3 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301).]

#  10.42   Guaranty  dated  as of June  15, 1998  by  Prime Retail, Inc.  to and for the benefit of Nomura Asset Capital Corporation [Incorporated by reference to Exhibit 10.4 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301).]

#  10.43   Guaranty  dated  as of June  15, 1998  by  Prime Retail, L.P.  to and for the benefit of Nomura Asset Capital Corporation [Incorporated by reference to Exhibit 10.5 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301).]

#  10.44   Guaranty and Indemnity Agreement dated as of June 15, 1998 by and among Horizon Group Properties, Inc., Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. [Incorporated by reference to Exhibit 10.6 in the Company's Current Report on Form 8-K dated June 15, 1998
            (File No. 001-13301).]

#  10.45   Contribution  Agreement dated as of June 15,1998 by and among Horizon
            Group, Inc., Sky Merger Corp., Horizon/Glen Outlet Centers Limited Partnership, Horizon Group Properties, Inc., and Horizon Group Properties, L.P. [Incorporated by reference to Exhibit 10.7 in the Company's Current Report on Form 8-K dated June 15, 1998
            (File No. 001-13301).]

   10.46   Series C Preferred Share Repurchase  Agreement dated as of
            March 31, 1999 among Security Capital Preferred Growth Incorporated, Prime Retail, Inc., and Prime Retail, L.P. [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated March 31, 1999 (File No. 0-23616).]

#  10.47   Purchase and Sale Agreement,  dated as of August 6, 1999,  among The
            Prime Outlets at Birch Run, L.L.C., The Prime Outlets at Williamsburg, L.L.C., and Outlet Village of Hagerstown Limited Partnership and Welp Triple Outlet, L.C. [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated August 11, 1999 (File No. 001-13301).]


#  10.48   Loan Agreement dated as of December 22, 2000 between FRIT PRT Lending
            LLC and Prime Retail, L.P.

   12      Statement re: Computation of Ratio Earnings to Combined Fixed Charges
            and Preferred Stock Dividends

   21      Subsidiaries of Prime Retail, Inc.

   23      Consent of Ernst & Young LLP

Note:
# Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(b)     Reports on Form 8-K

        On January 8, 2001, the Company filed a Report on Form 8-K dated December 22, 2000 announcing the Company closed on a major refinancing of its assets and the sale of four outlet centers through a series of transactions. The filing included (i) unaudited pro forma financial information pursuant to Article 11 of Regulation S-X; and (ii) the press release issued by the Company on December 22, 2000 regarding (a) closing of loans totaling $120,000,
(b) completion of the sale of four outlet centers and (c) extension of the terms of two other loans. On January 25, 2001, the Company filed an Amended Report on Form 8-K/A dated December 22, 2000 that included the The Agreement for Purchase and Sale, dated December 22, 2000, by and between Finger Lakes Outlet Center, L.L.C., The Prime Outlets at Michigan City Limited Partnership, The Prime
Outlets at Gilroy Limited Partnership and Outlet Village of Kittery Limited Partnership as seller and F /C Waterloo Development LLC, F/C Michigan City Development LLC, F/C Gilroy Development LLC, F/C Kittery Development LLC and F/C Michigan Parking LLC as buyer.

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

                               PRIME RETAIL, INC.

Dated: March 30, 2001          /s/ Robert A. Brvenik
                               ---------------------
                               Robert A. Brvenik
                               Executive Vice President, Chief Financial Officer
                               and Treaurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         /s/Glenn D. Reschke                                      March 30, 2001
         --------------------------------------
         Glenn D. Reschke
         Chairman of the Board
         President and Chief Executive Officer

         /s/William H. Carpenter, Jr.                             March 30, 2001
         --------------------------------------
         William H. Carpenter, Jr.
         Director

         /s/William P. Dickey                                     March 30, 2001
         --------------------------------------
         William P. Dickey
         Director

         /s/Kenneth A. Randall                                    March 30, 2001
         --------------------------------------
         Kenneth A. Randall
         Director

         /s/Sharon Sharp                                          March 30, 2001
         --------------------------------------
         Sharon Sharp
         Director

         /s/Marvin S. Traub                                       March 30, 2001
         --------------------------------------
         Marvin S. Traub
         Director

                         Report of Independent Auditors



To the Board of Directors and Shareholders
Prime Retail, Inc.


We have audited the accompanying consolidated balance sheets of Prime Retail, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




                                                           /s/ Ernst & Young LLP



Baltimore, Maryland
March 21, 2001

                               PRIME RETAIL, INC.

                           Consolidated Balance Sheets

                (Amounts in thousands, except share information)

 -----------------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                                     2000                         1999
 -----------------------------------------------------------------------------------------------------------------------------------
 Assets
 Investment in rental property:
    Land........................................................................            $  151,941                   $  181,854
    Buildings and improvements..................................................             1,322,368                    1,560,710
    Property under development..................................................                 3,573                       66,581
    Furniture and equipment.....................................................                15,225                       17,406
                                                                                            ----------                   ----------
                                                                                             1,493,107                    1,826,551
    Accumulated depreciation....................................................              (217,569)                    (183,954)
                                                                                            ----------                   ----------
                                                                                             1,275,538                    1,642,597
 Cash and cash equivalents......................................................                 8,906                        7,343
 Restricted cash................................................................                54,920                       28,131
 Accounts receivable, net.......................................................                13,480                       18,926
 Deferred charges, net.........................................................                 19,533                       13,503
 Investment in partnerships.....................................................                22,372                       18,941
 Assets held for sale...........................................................                43,230                       97,639
 Due from affiliates, net.......................................................                 2,432                        4,140
 Other assets...................................................................                21,610                       24,838
                                                                                            ----------                   ----------
          Total assets..........................................................            $1,462,021                   $1,856,058
                                                                                            ==========                   ==========
 Liabilities and Shareholders' Equity
 Bonds payable (see Note 6).....................................................            $   32,455                   $   32,900
 Notes payable (see Note 6).....................................................               997,698                    1,227,770
 Accrued interest...............................................................                 5,267                        8,033
 Real estate taxes payable......................................................                 8,555                       10,700
 Construction costs payable.....................................................                 1,850                        5,123
 Accounts payable and other liabilities.........................................                60,213                       73,340
                                                                                            ----------                   ----------
          Total liabilities.....................................................             1,106,038                    1,357,866
 Minority interests.............................................................                 1,495                        1,505
 Shareholders' equity:
    Shares of preferred stock, 24,315,000 shares authorized:
       10.5% Series A Senior Cumulative Preferred Stock, $.01 par value
         (liquidation preference of $64,292), 2,300,000 shares issued and
         outstanding............................................................                    23                           23
       8.5% Series B Cumulative Participating Convertible Preferred Stock,
         $.01 par value (liquidation preference of $214,417), 7,828,125
         shares issued and outstanding..........................................                    78                           78
    Shares of common stock, 150,000,000 shares authorized:
       Common stock, $.01 par value, 43,577,916 and 43,368,620 shares
        issued and outstanding, respectively....................................                   436                          434
    Additional paid-in capital..................................................               709,373                      709,122
    Distributions in excess of net income.......................................              (355,422)                    (212,970)
                                                                                            ----------                   ----------
          Total shareholders' equity............................................               354,488                      496,687
                                                                                            ----------                   ----------
          Total liabilities and shareholders' equity............................            $1,462,021                   $1,856,058
                                                                                            ==========                   ==========

 ===================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                      Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                         2000           1999          1998
 -----------------------------------------------------------------------------------------------------------------------------------
 Revenues
 Base rents.....................................................................             $ 178,830      $ 193,979      $148,376
 Percentage rents...............................................................                 6,369          8,085         6,384
 Tenant reimbursements..........................................................                83,350         90,063        67,152
 Interest and other.............................................................                14,801         13,829         9,897
                                                                                             ---------      ---------      --------
       Total revenues...........................................................               283,350        305,956       231,809
 Expenses
 Property operating.............................................................`               68,537         70,862        52,684
 Real estate taxes..............................................................                21,776         22,405        16,705
 Depreciation and amortization..................................................                67,556         73,640        52,727
 Corporate general and administrative...........................................                20,847         12,687         7,980
 Interest.......................................................................                98,234         93,934        60,704
 Provision for abandoned projects...............................................                     -         16,039             -
 Provision for asset impairment.................................................                68,663         15,842             -
 Loss on eOutlets.com...........................................................                14,703              -             -
 Loss on Designer Connection....................................................                 1,815          6,561         1,067
 Other charges..................................................................                17,555          6,918         4,495
                                                                                             ---------      ---------      --------
       Total expenses...........................................................               379,686        318,888       196,362
                                                                                             ---------      ---------      --------
 Income (loss) before loss on sale of real estate, minority interests
    and extraordinary loss......................................................               (96,336)       (12,932)       35,447
 Loss on sale of real estate....................................................               (42,648)       (15,153)      (15,461)
                                                                                             ---------      ---------      --------
 Income (loss) before minority interests and extraordinary loss.................              (138,984)       (28,085)       19,986
 (Income) loss allocated to minority interests..................................                   738         (3,226)       (2,456)
                                                                                             ---------      ---------      ---------
 Income (loss) before extraordinary loss........................................              (138,246)       (31,311)       17,530
 Extraordinary loss on early extinguishment of debt,
    net of minority interests in the amount of $887 in 1999.....................                (4,206)        (3,518)            -
                                                                                             ---------      ---------      --------
 Net income (loss)..............................................................              (142,452)       (34,829)       17,530

 Income allocated to preferred shareholders.....................................               (22,672)        (9,962)      (24,604)
                                                                                             ---------      ---------      --------
 Net loss applicable to common shares...........................................             $(165,124)     $ (44,791)     $ (7,074)
                                                                                             =========      =========      ========
 Earnings per common share - basic:
       Loss before extraordinary loss...........................................             $   (3.69)     $   (0.96)     $  (0.20)
       Extraordinary loss.......................................................                 (0.10)         (0.08)            -
                                                                                             ---------      ---------      --------
       Net loss.................................................................             $   (3.79)     $   (1.04)     $  (0.20)
                                                                                             =========      =========      ========
 Earnings per common share - diluted:
       Loss before extraordinary loss...........................................             $   (3.69)     $   (1.22)      $ (0.20)
       Extraordinary loss.......................................................                 (0.10)         (0.08)            -
                                                                                             ---------      ---------      --------
       Net loss.................................................................             $   (3.79)     $   (1.30)       $(0.20)
                                                                                             =========      =========      ========
 Weighted average common shares outstanding:
       Basic....................................................................                43,517         43,196        35,612
                                                                                             =========      =========      ========
       Diluted..................................................................                43,517         44,260        35,612
                                                                                             =========      =========      ========

 ===================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)


 -----------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                      2000            1999            1998
 -----------------------------------------------------------------------------------------------------------------------------------

 Operating Activities
 Net income (loss)..............................................................          $(142,452)       $(34,829)        $17,530
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Loss allocated to minority interests.....................................                738           3,226           2,456
       Loss on sale of real estate..............................................             42,648          15,153          15,461
       Extraordinary loss, net of minority interests............................              4,206           3,518               -

       Depreciation.............................................................             66,855          72,877          51,638
       Amortization of deferred financing costs and interest rate
       protection contracts.....................................................              3,256           4,379           2,867
       Amortization of debt premiums............................................             (3,159)         (4,406)         (2,153)
       Amortization of leasing commissions......................................                701             763           1,119
       Provision for uncollectible accounts receivable..........................              7,443             779           1,387
       Provision for abandoned projects.........................................                  -          16,039               -
       Loss on eOutlets.com.....................................................             14,703               -               -
       Loss on Designer Connection..............................................              1,815           3,659               -
       Provision for asset impairment...........................................             68,663          15,842               -
       Gain on sale of land.....................................................             (2,472)            (72)           (274)
 Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable..................................             (4,903)          2,155         (17,605)
    (Increase) decrease in restricted cash......................................            (28,151)          7,044           7,538
    (Increase) decrease in other assets.........................................              3,285            (669)        (11,441)
    Increase (decrease) in accounts payable and other liabilities...............              2,796          (7,285)        (14,496)
    Increase (decrease) in real estate taxes payable............................             (2,145)           (513)          2,876
    Increase (decrease) in accrued interest.....................................             (1,377)            155           2,279
                                                                                            -------         -------         -------
       Net cash provided by operating activities................................             32,450          97,815          59,182
                                                                                            -------         -------         -------
 Investing Activities
 Additions to investment in rental property.....................................            (51,833)        (85,977)       (136,052)
 Payments for eOutlets.com......................................................            (11,161)         (3,992)              -
 Contribution to joint venture partnership......................................             (3,000)              -               -
 Acquisition of Horizon, net of cash acquired and spin-off of HGP...............                  -               -         (35,559)
 Proceeds from sale of outlet centers and land..................................             67,089          33,303          26,015
                                                                                            -------         -------         -------
       Net cash provided by (used in) investing activities......................              1,095         (56,666)       (145,596)
                                                                                            -------         -------         -------
 Financing Activities
 Redemption of Series C preferred stock.........................................                  -         (45,054)              -
 Proceeds from notes payable....................................................            134,497         304,342         467,998
 Principal repayments on notes payable..........................................           (155,120)       (200,026)       (281,653)
 Deferred financing fees........................................................            (11,359)        (10,321)         (3,277)
 Distributions and dividends paid...............................................                  -         (75,536)        (79,451)
 Distributions to minority interests............................................                  -         (12,976)        (17,811)
                                                                                            -------         -------         -------
       Net cash provided by (used in) financing activities......................            (31,982)        (39,571)         85,806
                                                                                            -------         -------         -------
 Increase (decrease) in cash and cash equivalents...............................              1,563           1,578            (608)
 Cash and cash equivalents at beginning of year.................................              7,343           5,765           6,373
                                                                                            -------         -------         -------
 Cash and cash equivalents at end of year.......................................            $ 8,906         $ 7,343         $ 5,765
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

                               PRIME RETAIL, INC.
                Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)

Supplemental Disclosure of Noncash Investing and Financing Activities:

The following assets and liabilities were sold in connection with the sale of the Permanent Loan Properties on December 22, 2000:

    Book value of assets disposed, net............................... $ 268,286
    Cash received....................................................   (51,403)
    Loss on sale.....................................................   (42,648)
                                                                       --------
    Debt disposed.................................................... $ 174,235
                                                                       ========

The following assets and liabilities were sold in connection with the sale of a 70% joint venture interest in Prime Outlets at Williamsburg on February 23, 2000:

    Book value of assets disposed, net...............................  $ 53,563
    Cash received....................................................   (11,063)
    Promissory note received.........................................   (10,000)
                                                                       --------
    Debt disposed....................................................  $ 32,500
                                                                       ========

The following assets and liabilities were sold in connection with the sale of a 70% joint venture interest in Prime Outlets at Birch Run on November 19, 1999:

    Book value of assets disposed, net...............................  $ 96,384
    Cash received....................................................   (33,303)
    Loss on sale.....................................................    (9,326)
                                                                       --------
    Debt disposed....................................................  $ 53,755
                                                                       ========

The following assets and liabilities were acquired and sold in connection with the consummation of the Merger Transactions on June 15, 1998:

Acquisition of Horizon, net of spin-off of HGP:
    Fair value of assets acquired....................................$1,014,973
    Cash paid, net of cash and cash equivalents acquired.............   (35,559)
    Common shares issued.............................................  (214,282)
    Common units issued..............................................   (56,023)
    Series B convertible preferred shares issued.....................  (118,735)
                                                                      ---------
    Fair value of liabilities assumed................................$  590,374
                                                                      =========

Disposition of Prime Transferred Properties:
    Book value of assets disposed.................................... $  42,218
    Cash received....................................................   (26,015)
    Loss on sale.....................................................   (15,461)
                                                                      ---------
    Liabilities disposed............................................. $     742
                                                                      =========
================================================================================

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
                                                   Preferred  Preferred  Preferred  Common     Paid-in   in Excess of  Shareholders'
                                                       Stock      Stock      Stock   Stock     Capital     Net Income        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 1998............................. $   23     $   30     $   36  $  273   $ 398,188       $(54,022)    $ 344,528
Issuance of 14,466,329 shares of common stock, net
   of issuance cost..................................      -          -          -     145     214,137              -       214,282
Issuance of 4,846,325 shares of Series B preferred
   Stock, net of issuance
   cost..............................................      -         48          -       -     118,687              -       118,735
Exchange of 975,462 common units for common
    Stock ...........................................      -          -          -       9      18,754              -        18,763
Exchange of 727,273 Series C preferred units for
   727,273 shares of Series C preferred stock........      -          -          8       -       9,339              -         9,347
Net income...........................................      -          -          -       -           -         17,530        17,530
Common distributions ($1.680 per share)..............      -          -          -       -           -        (54,750)      (54,750)
Preferred distributions and dividends:
     Series A ($2.625 per share).....................      -          -          -       -           -         (6,037)       (6,037)
     Series B ($2.725 per share).....................      -          -          -       -           -        (13,275)      (13,275)
     Series C ($1.680 per share).....................      -          -          -       -           -         (5,389)       (5,389)
                                                       -----      -----      -----   -----    --------      ---------    ----------

Balance, December 31, 1998...........................     23         78         44     427     759,105       (115,943)      643,734
Issuance of 160,585 restricted shares of
    common stock ....................................      -          -          -       2       1,380              -         1,382
Exchange of 471,293 common units for common
    stock ...........................................      -          -          -       5       6,985              -         6,990
Redemption of 4,363,636 shares of Series C
    preferred stock..................................      -          -        (44)      -     (58,348)        13,338       (45,054)
Net loss.............................................      -          -          -       -           -        (34,829)      (34,829)
Common distributions ($1.180 per share)..............      -          -          -       -           -        (50,948)      (50,948)
Preferred distributions and dividends:
     Series A ($2.625 per share).....................      -          -          -       -           -         (6,038)       (6,038)
     Series B ($2.125 per share).....................      -          -          -       -           -        (16,635)      (16,635)
     Series C ($0.885 per share).....................      -          -          -       -           -         (1,915)       (1,915)
                                                       -----      -----      -----   -----    --------      ---------    ----------

Balance, December 31, 1999..........................      23         78          -     434     709,122       (212,970)      496,687
Issuance of 180,000 restricted shares of
     common stock....................................      -          -          -       2         251              -           253
Exchange of 29,296 common units for
     common stock....................................      -          -          -       -           -              -             -
Net loss.............................................      -          -          -       -           -       (142,452)     (142,452)
                                                       -----      -----      -----   -----    --------      ---------    ----------

Balance, December 31, 2000........................... $   23     $   78      $   -  $  436    $709,373      $(355,422)     $354,488
                                                       =====      =====       ====   =====    ========      =========      ========
====================================================================================================================================

  See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                   Notes to Consolidated Financial Statements

            (Amounts in thousands, except share and unit information)


Note 1 -- Organization and Basis of Presentation

Organization

     Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. The Company is a self-administered and self-managed real estate investment trust ("REIT") that operates primarily within one business segment and develops, acquires, owns and operates outlet centers. The Company's outlet center portfolio, including five outlet centers owned through joint venture partnerships, consists of 48 outlet centers in 26 states (including Puerto Rico), which total 13,497,000 square feet of gross leasable area ("GLA") at December 31, 2000. As a fully-integrated real estate firm, the Company provides development, construction, accounting, finance, leasing, marketing, and management services for all of its properties (the "Properties"). The Company's Properties are held and substantially all of its business and operations are conducted through Prime Retail, L.P. (the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations.

     At December 31, 2000, the Company owned 2,300,000 Senior Preferred Units of the Operating Partnership (the "Senior Preferred Units"), 7,828,125 Series B Convertible Preferred Units of the Operating Partnership (the "Series B
Convertible Preferred Units"), and 43,577,916 Common Units of partnership interest in the Operating Partnership (the "Common Units"). Each Senior Preferred Unit, and Series B Convertible Preferred Unit, (collectively, the "Preferred Units") entitles the Company to receive distributions from the Operating Partnership in an amount equal to the dividend declared or paid with respect to a share of the Company's Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock"), respectively, prior to the payment by the Operating Partnership of distributions with respect to the Common Units. Series B Convertible Preferred Units will be automatically converted into Common Units to the extent of any conversion of Series B Convertible Preferred Stock into Common Stock. The Preferred Units will be redeemed by the Operating Partnership to the extent of any redemption of Senior Preferred Stock or Series B Convertible Preferred Stock.

     A summary of the holders of units in the Operating Partnership as of December 31, 2000 is as follows:

--------------------------------------------------------------------------------
                                                   Number of Units
                                     -------------------------------------------
Holder                                Series A         Series B           Common
--------------------------------------------------------------------------------

Prime Retail, Inc.................   2,300,000        7,828,125       43,577,916
Affiliates of The Prime Group, Inc.,
 management and others(1).........           -                -       10,810,912
                                     ---------        ---------       ----------
                                     2,300,000        7,828,125       54,388,828
                                     =========        =========       ==========

================================================================================
Note:
(1)  Includes 251,300 units beneficially owned directly by an executive officer.

       As of December 31, 2000, the Company has an 80% general partnership interest in the Operating Partnership with full and complete control over the management of the Operating Partnership as the sole general partner not subject to removal by the limited partners.

     Unless the context otherwise requires, all references to the Company herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including the Operating Partnership.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which the Company has operational control. Profits and losses are allocated in accordance with the terms of the Operating Partnership agreement. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments in partnerships in which the Company does not have operational control are accounted for on the equity method of accounting. Income (loss) applicable to minority interests of the Operating Partnership and common shares as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred shareholders.

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

Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash and cash equivalents and restricted cash as reported in the Consolidated Balance Sheets approximates their fair value.

     The Company maintains its cash and cash equivalents and restricted cash at various financial institutions. The combined account balances at each insitution periodically exceed FDIC insurance coverage, and as result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant.

Accounts Receivable

     Management regularly reviews accounts receivable and determines an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on the merchants' ability to pay, past collection experience and such other factors which, in management's judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the allowance level within this range. The allowance for doubtful accounts at December 31, 2000 and 1999 was $7,383 and $7,008, respectively.

     Accounts receivable due after one year representing straight-line rents were $6,837 and $8,285 at December 31, 2000 and 1999, respectively.

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

Revenue Recognition

     Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in accounts receivable in the accompanying Consolidated Balance Sheets. Certain lease agreements contain provisions which provide for rents based on a percentage of sales or based on a percentage of sales volume above a specified threshold. These contingent rents are not recognized until the required thresholds are exceeded. In addition, the lease agreements generally provide for the reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs. These additional rents and tenant reimbursements are accounted for on the accrual basis.

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

Earnings per Share

        Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) shares of Series B Convertible Preferred Stock were converted into shares of Common Stock. For the year ended December 31, 2000, the effect of all exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS. For the year ended December 31, 1999,
(i) a redemption discount and dividends aggregating $12,710 related to the Company's repurchase of its Series C Preferred Stock were excluded from the numerator and (ii) incremental shares of 1,064, related to the assumed conversion of Series C Preferred Stock, were included in the denominator of the computation of diluted EPS. For the year ended December 31, 1999, the effect of all other exercises and conversions was anti-dilutive and, therefore, was excluded from the computation of diluted EPS. For the year ended December 31, 1998, the effect of all exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS.

        The following table sets forth the computation of basic and diluted earnings per share:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                      2000             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
    Income (loss) before minority interests and extraordinary loss..................     $(138,984)        $ (28,085)      $ 19,986
    Loss (income) allocated to minority interests...................................           738            (3,226)        (2,456)
                                                                                          --------         ---------       -------
    Net income (loss) before extraordinary loss.....................................      (138,246)          (31,311)        17,530
    Income allocated to preferred shareholders......................................       (22,672)           (9,962)       (24,604)
                                                                                          --------         ---------       -------
    Numerator for basic earnings per share -
     Loss before extraordinary loss available to common shareholders................      (160,918)          (41,273)        (7,074)

    Effect of dilutive securities:
    Series C preferred dividends....................................................             -               628              -

    Series C preferred stock redemption discount....................................             -           (13,338)             -
                                                                                          --------         ---------       --------
       Numerator for diluted earnings per share -
     Loss before extraordinary loss available to common shareholders................     $(160,918)        $ (53,983)      $ (7,074)
                                                                                         =========         =========       ========

Denominator:
    Denominator for basic earnings before extraordinary loss per share -
      Weighted average common shares outstanding....................................        43,517            43,196         35,612

    Effect of dilutive securities:
    Series C preferred shares.......................................................             -             1,064              -
                                                                                          --------         ---------       --------
    Denominator for diluted earnings before extraordinary loss per share -
      Adjusted weighted average common shares outstanding...........................        43,517            44,260         35,612
                                                                                          ========         =========       ========

    Basic earnings before extraordinary loss per common share ......................     $   (3.69)        $   (0.96)      $  (0.20)
                                                                                          ========         =========       ========

    Diluted earnings before extraordinary loss per common share .....................    $   (3.69)        $   (1.22)      $  (0.20)
                                                                                          ========         =========       ========
====================================================================================================================================

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

Income Taxes

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on income it distributes to its shareholders so long as it distributes at least 95% (90% for years beginning after December 31, 2000) of its taxable income (excluding any net capital gain) each year. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax
(including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies as a REIT, the Company may be subject to certain state and local taxes on its income and property. The Company incurred $197, $234, and $337 of state and local taxes for the years ended December 31, 2000, 1999 and 1998, respectively. The Company paid $235, $68, and $424 of state and local taxes during the years ended December 31, 2000 and 1999, and 1998, respectively.

     The Company did not make any distributions during the year ended December 31, 2000. The following table summarizes the taxability of dividends and distributions paid during (i) the year ended December 31, 1999, (ii) the period from January 1 to June 15, 1998, and (iii) the period from June 16 to December 31, 1998:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Period from    Period from
                                                                                           Year ended   January 1 to     June 16 to
                                                                                         December 31,       June 15,   December 31,
                                                                                                 1999           1998           1998
------------------------------------------------------------------------------------------------------------------------------------
 Senior Preferred Stock
    Ordinary income ...................................................................       $ 2.625        $1.3125        $1.3125
                                                                                               ======         ======         ======
 Series B Convertible Preferred Stock
    Ordinary income ...................................................................       $ 2.125         $1.663        $ 0.922
    Return of capital..................................................................             -              -          0.525
                                                                                                -----          -----          -----
                                                                                              $ 2.125         $1.663         $1.447
                                                                                               ======          =====          =====
 Series C Preferred Stock
    Ordinary income ...................................................................       $ 0.885         $0.167         $    -
    Return of capital..................................................................             -          0.725          0.912
                                                                                                -----          -----          -----
                                                                                              $ 0.885         $0.892         $0.912
Common Stock
    Ordinary............................................................................      $ 0.271         $    -         $    -
    Return of capital...................................................................        0.909          1.090          0.912
                                                                                                -----          -----          -----
                                                                                              $ 1.180         $1.090         $0.912
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

     In addition to traditional sources of risks to retailers and owners of outlet centers, which are mentioned above, the Company's outlet centers compete for customers with web-based and catalogue retailers.

New Accounting Pronouncements

     The  Company  from  time to  time  enters  into  interest  rate  protection agreements to effectively convert floating rate debt to a fixed rate basis and/or limit the Company's exposure to interest rate fluctuations. Fees and premiums paid for the Company's interest rate protection agreements are included in deferred financing costs and are amortized ratably over the term of the respective interest rate protection agreement. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized over the remaining term of the related financing transaction using the straight-line method. In the event of the early extinguishments of the related financing, any realized or unrealized gain or loss on the related interest rate protection agreement is recognized in income coincident with the extinguishments. The Company believes it has limited exposure to the extent of non-performance by the counter parties of each protection agreement since each counter party is a major financial institution and the Company does not anticipate their non-performance. The fair value of the interest rate protection agreements is not recognized in the financial statements as the agreements qualify as hedges of the Company's interest rate risk. Interest rate protection agreements or specific notional components thereof that do not qualify as a hedge of the Company's interest rate risk would be recorded at fair value.

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 138 and SFAS No. 133 effective January 1, 2001 and believes such adoption will not have a material impact on its results of operations or financial position. SFAS No. 133 and SFAS No. 138 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

     In December 1999, the Securities and Exchange Commission (the "Commission") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101 retroactive to January 1, 2000 did not have a material impact on its results of operations or financial position.

Note 3 --Acquisitions and Dispositions

Sale of Permanent Loan Properties

        On December 22, 2000, the Company completed the sale of four outlet centers aggregating 1,592,000 square feet of GLA to a joint venture partnership comprised of Fortress Investment Fund LLC ("Fortress") and Chelsea GCA Realty, Inc., ("Chelsea") for aggregate consideration of $239,500, including the assumption of first mortgage debt of $174,235. The four outlet centers (collectively, the "Permanent Loan Properties"), that were sold, are located in Gilroy, California, Michigan City, Indiana, Waterloo, New York and Kittery, Maine. In connection with the sale of the Permanent Loan Properties, the Company incurred a loss on sale of real estate of $42,648 in the fourth quarter of 2000. The net proceeds from the sale, after closing costs and fees and the required purchase of land in the amount of $7,325 related to the outlet center in Gilroy, California, was $51,403. Net proceeds from the sale were used for the prepayment of certain long-term debt. The operating results of the Permanent Loan Properties are included in the Company's results of operations through the date of disposition.

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

        On November 19, 1999, the Company completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by the Company. In connection with the sale of Prime Outlets at Birch Run, the Company received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, the Company commenced accounting for its 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by the Company to the Venture has a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. The Company's net investment in the "wrap-around" first mortgage as of December 31, 2000 and 1999 was $10,731 and $10,745, respectively, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration was $8,500 of Deferred Income. The Deferred Income was initially included in accounts payable and other liabilities in the Consolidated Balance Sheet and was being amortized into other income over its ten-year life. Effective on the date of disposition, the Company accounts for its ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting.

     During the fourth quarter of 1999, the Company recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, the Company completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including (i) the assumption of mortgage indebtedness of $32,500 and
(ii) $2,750 of Deferred Income. In connection with the sale of Prime Outlets at Williamsburg, the Company received (i) cash proceeds of $11,063, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Venture (of which Estein's obligation is $7,000). The promissory note requires the monthly payment of interest in arrears at an annual rate of 7.75% and the outstanding principal amount was payable on or before December 15, 2000, subject to satisfaction of certain conditions. As a result of the Company's inability to refinance or convert the Venture's mortgage indebtedness of $32,500 to a permanent loan at a fixed rate of interest, the December 15, 2000 maturity date of the promissory note was extended until such time as such refinancing is obtained. In addition, since the refinancing or conversion did not occur on or before December 15, 2000, the Company is obligated to pay Estein $250 and the Company is not entitled to receive operating distributions arising out of Prime Outlets at Williamsburg until such refinancing or conversion occurs. Effective on the date of disposition, the Company accounts for its ownership interest in Prime Outlets at Williamsburg in accordance with the equity method of accounting.

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

        In connection with the discontinuance of the sales of a 70% joint venture interest in (i) the Hagerstown Center and (ii) a proposed expansion to Prime Outlets at Williamsburg (the "Williamsburg Expansion"), the Company reduced the carrying value of the Deferred Income by $9,550 and incurred other charges aggregating $1,100 during the third quarter of 2000. The reduction in the Deferred Income is attributable to the remaining proceeds that will not be received as a result of the termination of the Prime/Estein Joint Venture Agreement. The $1,100 of other charges include (i) a $600 fee payable to Estein resulting from inability to close the sale of the Hagerstown Center on or before August 31, 2000 in accordance with the terms of the Prime/Estein Joint Venture Agreement and (ii) a $500 fee payable to Estein for non-completion of the Williamsburg Expansion by December 15, 2000.

     During 2000, the Company reclassified $61,908 representing the aggregate carrying value of the Hagerstown Center from assets held for sale to investment in rental property in the Consolidated Balance Sheet. In connection with the reclassification, the Company recorded $1,967 of depreciation and amortization expense related to the Hagerstown Center comprising the period from January 1 through September 30, 2000, the date of the reclassification.

        As of December 31, 1999, the Company classified $97,639 representing the aggregate carrying value of Prime Outlets at Williamsburg and Prime Outlets at Hagerstown as assets held for sale in its Consolidated Balance Sheet.

Merger Transactions

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

        The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if these acquisitions and dispositions had occurred on January 1, 1999:

--------------------------------------------------------------------------------
Years ended December 31,                                   2000            1999
--------------------------------------------------------------------------------

Total revenues....................................... $ 240,991        $244,693
                                                      =========        ========
Net loss from continuing operations.................. $ (96,091)       $(20,205)
                                                      =========        ========
Net loss applicable to common shares................. $(118,763)       $(30,167)
                                                      =========        ========
Loss per common share:
  Basic.............................................. $   (2.73)       $  (0.70)
                                                      =========        ========
  Diluted............................................ $   (2.73)       $  (0.68)
                                                      =========        ========
Weighted average common shares outstanding:
  Basic..............................................    43,517          43,196
                                                      =========        ========
  Diluted............................................    43,517          44,260
                                                      =========        ========
================================================================================

        These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the above transactions been in effect on January 1, 1999 or of future results of operations of the Company.

Note 4 -- Restricted Cash

        As of December 31, 2000 and 1999, $54,920 and $28,131 of cash was placed in various escrows and, therefore, classified as restricted cash in the Consolidated Balance Sheet. Restricted cash generally consists of lender escrows for the payment of debt service, real estate taxes, insurance, capital expenditures and certain operating expenses.

        Restricted cash also includes amounts relating to future development costs. At December 31, 2000, $5,142 was held in escrow for the completion of Prime Outlets of Puerto Rico. At December 31, 1999, $1,326 was held in escrow for development costs relating to the completion of expansions of ten of the Company's outlet centers.

Note 5 -- Deferred Charges

        Deferred charges were as follows:

  ------------------------------------------------------------------------------

  December 31,                                               2000          1999
  ------------------------------------------------------------------------------

  Leasing commissions..............................       $10,046      $ 11,307
  Financing costs..................................        28,062        21,466
                                                           ------        ------
                                                           38,108        32,773
  Accumulated amortization.........................       (18,575)      (19,270)
                                                           ------        ------
                                                          $19,533       $13,503
                                                           ======        ======
  ==============================================================================

Note 6 -- Bonds and Notes Payable

        Bonds payable consisted of the following:

 -----------------------------------------------------------------------------------------------------------------------------------
 December 31,                                                                                    2000                           1999
 -----------------------------------------------------------------------------------------------------------------------------------

Fixed rate tax-exempt revenue bonds (the "Fixed Rate Bonds"),  interest rates, ranging from 6.88% to 7.00%, interest-only  payments, due 2012 to 2014,
 collateralized by properties  in Chattanooga, TN and Knoxville, TN..............             $27,805                        $28,250

Urban  Development  Action  Grant  Loans,  3% through  August  31,  1997 and 6%
 thereafter, interest-only payments, due 2016 to 2019, collateralized by
 property in Chattanooga, TN.....................................................               4,650                          4,650
                                                                                              -------                        -------
                                                                                              $32,455                        $32,900
                                                                                              =======                        =======

 ===================================================================================================================================

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

     The Fixed Rate Bonds contain certain financial covenants, including minimum debt service coverage ratios and cross-default provisions with respect to certain of the Company's other credit agreements. In the event of non-compliance or default, the holders of the Fixed Rate Bonds may elect to put such obligations to the Company at a price equal to par plus accrued interest.

     Certain of the Fixed Rate Bonds require mandatory sinking fund payments as follows:

 -------------------------------------------------------------------------------
 Years ended December 31,
 -------------------------------------------------------------------------------

 2001............................................................       $   480
 2002............................................................           505
 2003............................................................           540
 2004............................................................           575
 2005............................................................           615
 Thereafter......................................................        18,090
                                                                        -------
                                                                        $20,805
                                                                        =======
 ===============================================================================

 During 2000, $445 of the Fixed Rate Bonds were redeemed from the sinking fund.

        Notes payable consists of the following:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                              2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
First Mortgage and Expansion Loan, LIBOR plus 1.51% through November 10, 1998,
  7.782% thereafter, monthly installments of $2,580 including interest, due
  November 11, 2003, collateralized by fifteen properties located throughout
     located throughout the United States.......................................                     $ 346,392           $   349,797
Permanent Loan, 6.99%, monthly installments of $1,248 including interest,  due
  July 11, 2008, collateralized by four properties located throughout
  the United States.............................................................                             -               176,734
Bridge Loan, LIBOR plus 1.35% with monthly interest-only payments at December
  31, 1999, 13% with monthly interest payments plus principal payments of the greater of $50 or 50% of excess cash flow at December 31, 2000, due December
  31, 2003, collateralized by six properties located throughout
  the United States.............................................................                       112,000               112,000
Mortgage, 6.927%, monthly installments of $565 including interest, due
  October 11, 2006, collateralized by four properties located throughout the
  United States.................................................................                        74,481                75,893
Mortgage, 6.927%, monthly installments of $527 including interest, due
  March 11, 2006, collateralized by four properties located throughout the
  United States.................................................................                        65,293                66,935
Mortgage, 7.60% monthly installments of $450 including interest, due
  May 10, 2009, collateralized by property located in Niagara Falls, NY.........                        62,120                62,693
Term loan, LIBOR plus 6.00%, 12.48% at December 31, 1999, monthly interest-only payments through January 10, 2000; monthly principal of $1,000 and interest thereafter, due December 10, 2001, collateralized by excess cash flow from
  fifteen properties located throughout the United States.......................                             -                55,000
Mortgage, 6.95%, monthly installments of $351 including interest, due
  November 1, 2005, collateralized by property located in Vero Beach, FL and
  Woodbury, MN..................................................................                        43,859                44,917
Unsecured  Revolving  Loan,  LIBOR plus  1.75%,  8.21% at December  31,  1999, monthly interest-only payments, quarterly principal payments of $1,000
  commencing March 31, 2000, due September 11, 2001.............................                             -                40,000
Construction  Mortgage  Loan,  LIBOR plus 1.50%,  8.30% at December  31, 2000, monthly interest-only payments through May 31, 2002; monthly principal and interest payments thereafter, due June 1, 2004, collateralized by property
  located in Hagerstown, MD.....................................................                        48,863                38,560
Mortgage, 6.915%, monthly installments of $357 including interest, due June 10,
  2002, collateralized by property located in Conroe, TX and
  Jeffersonville, OH............................................................                        34,890                36,696
Interim  loan,  LIBOR  plus  2.50%,   8.98%  at  December  31,  1999,  monthly
  interest-only payments, due January 11, 2002, collateralized by property
  located in Williamsburg, VA...................................................                             -                32,500
Mortgage, 8.35%, monthly installments of $215 including interest, due June 11,
  2007, collateralized by three properties located throughout the
  United States.................................................................                        25,740                26,113
Unsecured  Corporate  Line,  $25,000 at December 31,  1999,  LIBOR plus 2.50%,
  7.88% at December 31, 1999, monthly interest-only payments, due
  December 31, 2000.............................................................                             -                22,175
Subordinated Loan, 15.00%, monthly interest-only payments, due August 14, 2000, collateralized by a security interest and available cash flows of five
  properties located throughout the United States...............................                             -                20,000
Lebanon First Mortgage Loan,  LIBOR plus 3.00%, 8.56% at December 31, 2000, monthly interest plus $100 principal payments, due June 30, 2001,
  collateralized by property located in Lebanon, TN.............................                        18,378                19,951
Mortgage, 6.91%, monthly installments of $154 including interest, due June 10,
  2001, collateralized by property located in Edinburgh, IN.....................                        16,681                17,347
Mortgage, 6.95%, monthly installments of $81 including interest, due November 1,
  2005, collateralized by property located in Perryville, MD....................                         9,893                10,157
Note Payable, 13.50%, monthly interest-only payments, due November 1, 2001,
  collateralized by land located in Camarillo, CA...............................                         6,527                 7,400
Mortgage, 9.375%, monthly installments of $71 including interest, due March 1,
  2004, collateralized by property located in Lombard, IL.......................                         5,990                 6,239
Mortgage, 7.50%, monthly installments of $29 including interest, due
  October 31, 2001, collateralized by  property in Knoxville, TN................                         3,521                 3,590
Other notes payable.............................................................                         3,070                 3,073
Hagerstown Second Mortgage Loan,  LIBOR plus 2.50%,  9.30% at December 31, 2000, monthly interest-only payments through June 30, 2001; monthly principal of
  $164 and interest payments thereafter, due June 1, 2004, collateralized by
  property located in Hagerstown, MD............................................                        10,000                     -
Puerto Rico First Mortgage Loan, LIBOR plus 3.50%, 10.16% at December 31, 2000, monthly interest payments plus (i) principal installments based on a 25 year amortization schedule using an interest rate of 9% until January 1, 2002 and
  (ii) principal installments based on a 15 year amortization schedule using an interest rate of 9% thereafter, due December 31, 2003, collateralized by
  property located in Barceloneta, Puerto Rico..................................                        20,000                     -
$90,000 Mezzanine Loan, LIBOR plus 9.50% (minimum of 14.50%), 16.13% at December
  31, 2000, monthly principal and interest due December 31, 2003, collateralized
  by pledges of equity interests in certain properties. ........................                        90,000                     -
                                                                                                     ---------           -----------
                                                                                                     $ 997,698           $1,227,770
                                                                                                     =========           ===========
 ===================================================================================================================================

        Notes payable include unamortized debt premiums of $14,144 in the aggregate at December 31, 2000. Debt premiums are being amortized over the terms of the related debt instruments in accordance with the effective interest method. Additionally, interest incurred reflects amortization of debt premiums of $3,159 and $4,406 for the years ended December 31, 2000 and 1999, respectively. The aggregate carrying amount of bonds and notes payable at December 31, 2000 approximated their fair value. At December 31, 2000, the aggregate carrying amount of rental property collateralizing bonds and notes payable was $1,316,490.

        Interest costs are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
 Years ended December 31,                                                                      2000           1999             1998
------------------------------------------------------------------------------------------------------------------------------------

 Interest incurred..............................................................            $98,390        $94,201          $63,630
 Interest capitalized...........................................................             (3,412)        (4,646)          (5,793)
 Amortization of deferred financing costs and interest
    rate protection contracts...................................................              3,256          4,379            2,867
                                                                                            -------        -------          -------

 Interest expense...............................................................            $98,234        $93,934          $60,704
                                                                                            =======        =======          =======

 Interest paid..................................................................            $99,611        $94,046          $61,114
                                                                                            =======        =======          =======

====================================================================================================================================

     The scheduled principal maturities of bonds and notes payable, excluding unamortized debt premiums, and related average interest rates by year of maturity as of December 31, 2000 were as follows:

 -------------------------------------------------------------------------------
                                                       Average         Principal
Years ended December 31,                        Interest Rates          Maturity
 -------------------------------------------------------------------------------

 2001..............................................     10.56%        $   67,712
 2002..............................................     11.33             64,914
 2003..............................................      9.87            534,463
 2004..............................................      8.43             63,418
 2005..............................................      8.05             50,330
 Thereafter........................................      7.34            235,172
                                                        -----         ----------
                                                         9.16%        $1,016,009
                                                        =====         ==========
 ===============================================================================

     The Company plans to either refinance or extend the maturity of certain mortgage indebtedness maturing during 2001. In the event the Company is unable to refinance or extend the maturity of such indebtedness, it will consider the repayment of the outstanding balance through proceeds from potential sales of property or may give the property back to the mortgage lender. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of the refinancings or extensions of maturities, if they should occur, will be as favorable as the Company has experienced in prior periods. See "Commitments & Contingencies" for additional information.

     On December 22, 2000, the Company closed a major refinancing of its assets and the sale of four of its outlet centers through a series of transactions (collectively, the "December 22, 2000 Transactions"). The principal lenders involved in the December 22, 2000 Transactions were an affiliate of Fortress; Greenwich Capital Financial Products, Inc. ("Greenwich"); and Mercantile-Safe Deposit and Trust Company ("Mercantile"). The sale of its outlet centers was to a joint venture partnership comprised of Fortress and Chelsea (see Note 3 - "Acquisitions and Dispositions" for additional information). Fortress and Greenwich (collectively, the "Lending Group") provided a mezzanine loan in the amount of $90,000 (the "$90,000 Mezzanine Loan"). Greenwich funded a $20,000 first mortgage loan (the "Puerto Rico First Mortgage Loan") on the Company's outlet center that recently opened in Puerto Rico and Mercantile provided a $10,000 second mortgage loan (the "Hagerstown Second Mortgage Loan") on the Company's outlet center in Hagerstown, Maryland. The Company executed agreements to extend the maturity date of two of its existing loans, a $112,000 first mortgage loan (the "Bridge Loan") from Nomura Asset Capital Corporation ("Nomura") and a $19,378 first mortgage loan (the "Lebanon First Mortgage Loan") from KeyBank National Association.

     The $90,000 Mezzanine Loan is secured by pledges of equity interests in certain outlet centers. The loan is for a term of three-years; requires fixed monthly principal amortization commencing on February 1, 2001 of $1,000 during the first year, $1,667 during the second year and $2,333 during the third year; requires the payment of certain exit fees; and is pre-payable at any time after one year. The $90,000 Mezzanine Loan requires that the Company's excess cash flow from operations and assets sales above certain thresholds be applied to principal reductions. The interest rate is a floating rate based on 30-day LIBOR plus 9.50%, but not less than 14.50%. The loan contains financial and other covenants that restrict, among other things, the ability of the Company to incur additional indebtedness or pay dividends (other than dividends to maintain the Company's status as a REIT). In addition, in connection with the financing the Company issued warrants (recorded at fair value at the date of the transaction) to the Lending Group to purchase one million shares of the Company's common stock at an exercise price of $1.00 per share.

     The Puerto Rico First Mortgage Loan is secured by the Company's outlet center in Puerto Rico. The Puerto Rico First Mortgage Loan is for a term of three-years, requires monthly amortization of $15 based upon a 25-year schedule for the first year and $51 based upon a 15-year schedule thereafter. The Puerto Rico First Mortgage Loan is non-recourse and is pre-payable at any time subject to certain prepayment and exit fees. The interest rate is a floating rate based on 30-day LIBOR plus 3.50%. In addition, the Puerto Rico First Mortgage Loan provides for a commitment to fund up to an additional $5,000 subject to the satisfaction of certain conditions, including the achievement of minimum sales, occupancy and debt service coverage ratio thresholds no later than December 31, 2001.

     The Hagerstown Second Mortgage Loan is secured by the Company's outlet center in Hagerstown, Maryland and has a term of 30-months that is co-terminus with Mercantile's existing $48,863 first mortgage loan on the same center. The Second Mortgage Loan requires monthly amortization starting in the seventh month of $164 per month and is pre-payable at any time without penalty or fee. The interest rate is a floating rate based on 30-day LIBOR plus 2.50%.

     On December 22, 2000, the term of the Bridge Loan, which was due to mature on June 11, 2001, was extended until December 31, 2003. In consideration for the extension, the interest rate was converted from 30-day LIBOR plus 1.35% to a fixed-rate of 13.00%; the monthly interest-only payments were converted to monthly interest and principal payments (principal amortization of the greater of (i) 50% of excess cash flow from the properties collateralizing the Bridge Loan or (ii) $50) and a loan extension fee of $1,120 was paid. The loan may be prepaid at any time. In connection with the modification of the terms of the Bridge Loan, the Company incurred an extraordinary loss of $1,345 during 2000. The extraordinary loss consisted of (i) the $1,120 extension fee and (ii) the write-off of unamortized deferred financing costs and expenses aggregating $225.

     On December 22, 2000, the term of the Lebanon First Mortgage Loan, secured by the Company's outlet center in Lebanon, Tennessee, which was due to mature on December 31, 2000, was extended for a period of six months until June 30, 2001, with an additional three-month extension available if certain conditions are met. In consideration for the extension, the interest rate was increased by 1.25% to 30-day LIBOR plus 3.00% and the loan balance was reduced to $18,378 through a $1,000 principal payment. The loan may be prepaid at any time. The net proceeds from the December 22, 2000 Transactions were used to (i) pay off $125,000 of short-term indebtedness as described below; (ii) pay-down $3,500 of other indebtedness (the $1,000 principal reduction on the Lebanon First Mortgage Loan and a $2,500 principal reduction on a first mortgage loan on Phases II and III of the outlet center located in Bellport, New York), and (iii) pay the $1,120 extension fee on the Bridge Loan. The remainder of the proceeds have been and will be used (i) for general corporate purposes, including the funding of certain programs to attract and retain tenants through increased marketing and capital improvements and (ii) to fund remaining development costs for Prime Outlets of Puerto Rico.

     The Company used $125,000 of the net proceeds from the December 22, 2000 Transactions for the repayment of (i) a $20,000 subordinated loan (the "Subordinated Loan") made by FBR Asset Investment Corporation that matured August 14, 2000, (ii) a $25,000 unsecured corporate line of credit from Mercantile which was due to mature on December 31, 2000, (iii) a $37,000 unsecured revolving loan (the "Unsecured Revolving Loan") from Nomura which was scheduled to mature on September 11, 2001 and (iv) the prepayment of a $43,000 term loan (the "Term Loan") from Greenwich which was scheduled to mature on December 10, 2001. In connection with the prepayment of the Unsecured Revolving Loan and the Term Loan, the Company incurred an extraordinary loss on the early extinguishment of debt aggregating $2,861 during 2000. The extraordinary loss consisted of (i) a $1,700 prepayment penalty and (ii) the write-off of unamortized deferred financing costs and expenses aggregating $1,161.

     The Company had been in default of the Subordinated Loan and such default had triggered certain cross-default provisions with respect to other Company debt facilities. In addition, the Company previously was not in compliance with financial covenants contained in certain of its debt facilities. As a result of the debt repayments and the various restructuring and extension agreements completed on December 22, 2000, the Company had cured or eliminated all financial covenant defaults under its recourse loan agreements. However, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

     During 1999, the Company incurred an extraordinary loss on the early extinguishment of debt of $3,518, net of minority interests of $887.

2001 Sales Transactions

     On February 2, 2001, the Company completed the sale of Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. The net cash proceeds from the sale were $510, after the repayment of mortgage indebtedness of $5,966 and closing costs and fees. The net proceeds from the sale were applied against the $90,000
Mezzanine  Loan in accordance  the with terms of the loan  agreement.

     On March 16, 2001, the Company completed the sale of Prime Outlets at Silverthorne, an outlet center comprising 257,000 square feet of GLA located in Silverthorne, Colorado to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale were $8,992, after the repayment of mortgage indebtedness of $18,154 related to the collateral substitution (see below) and closing costs and fees. The net proceeds from the sale were applied against the $90,000 Mezzanine Loan in accordance with the terms of the loan agreement.

     Prime Outlets at Silverthorne was one of fifteen properties that cross-collateralized The First Mortgage and Expansion Loan, which contains collateral substitution provisions that permit the exchange of specific assets pledged as collateral upon approval by the lender. In conjunction with the sale of Prime Outlets at Silverthorne, by the Company substituted Prime Outlets at Lebanon (located in Lebanon, Tennessee) and subsequently paid-off the Lebanon First Mortgage Loan.

Commitments & Contingencies

     Subsidiaries of the Company have suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $34,890 which are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas. The Company is currently discussing potential restructuring with the holder of the mortgage loans; however, there can be no assurance that such discussions will lead to a modification of the mortgage loans and that the two properties will not be foreclosed. Because the two mortgage loans are non-recourse, the Company does not believe the existing defaults or any related foreclosure will have a material impact on its results of operations or financial position.

     Various mortgage loans, related to projects in which the Company, through subsidiaries, indirectly owns joint venture interests, have matured and are in default. The mortgage loans are (i) a $10,389 first mortgage loan on Phase I of the outlet center in Bellport, New York, held by Union Labor Life Insurance Company ("Union Labor"); (ii) mortgage loans aggregating $29,670 on Prime Outlets at New River located in New River, Arizona, held by Fru-Con Development Corporation ("Fru-Con"); and (iii) a $13,639 first mortgage loan on the outlet center in Oxnard, California, also held by Fru-Con. Fru-Con and the Company are each 50.0% partners in both the New River and Oxnard outlet centers.

     Union Labor has filed for foreclosure on Phase I of the Bellport outlet center and Fru-Con has filed for foreclosure on Prime Outlets at New River. The Company is currently negotiating the terms of a transfer of its ownership interest in the Oxnard outlet center to Fru-Con. The Company believes none of these mortgage loans are recourse to the Company. Therefore, the Company does not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on its results of operations or financial position.

     The Company, through affiliates, holds a 51% interest in the owner of Phases II and III of an outlet center in Bellport, NY. The owner failed to make a required $3,000 principal payment on a $10,795 first mortgage loan when due on November 1, 2000. The Company paid, on behalf of the owner, the required payment through a series of payments during November and December 2000, including a $2,500 payment made from the net proceeds from the December 22, 2000
Transactions. The maturity date of the first mortgage loan of $7,795 was extended to May 1, 2001. The Company plans to either refinance or extend the maturity of this mortgage indebtedness. In the event the Company is unable to refinance or extend the maturity of such indebtedness, it will consider the repayment of the outstanding balance through proceeds from potential sale of the property. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of the refinancing or extension of the maturity, if it should occur, will be as favorable as the Company has experienced in prior periods. Although this loan is recourse, the Company believes that any default or foreclosure under this loan will not have a material impact on its results of operations or financial position.

     As of December 31, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,722 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP") including a $10,000 obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States. As of December 31, 2000, no claims had been made against the Company's guaranty by the lender.

     On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. The Company held a small minority interest in the joint venture but has no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. On August 15, 2000, the Company exercised its option under the operating agreement of the join venture and transferred its entire interest in the joint venture to a Castle & Cooke subsidiary.

Note 7 -- Minority Interests

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

     During 2000 and 1999, 29,296 and 471,923 Common Units, respectively, were exchanged for shares of Common Stock. As of December 31, 2000, 10,810,912 Common Units were issued and outstanding. Minority interests also includes interests in two property partnerships that are not wholly owned by the Company. During the years ended December 31, 2000, 1999 and 1998, expenses totaling $2,928, $11,752, and $3,035, respectively, related solely to the operation of the Company were allocated only to the common shareholders. Such allocation is consistent with the federal and state tax treatment of these expenses.

        During the year ended December 31, 2000, the loss allocated to minority interests totaled $738. During the year ended December 31, 1999, income allocated to minority interests totaled $2,339, net of an $887 allocation of extraordinary losses. In addition, during 1999 cash distributions and losses allocated to minority interests reduced the minority interests' balance related to Common Units to zero. After reducing the minority interests' balance to zero, cash distributions, if any, related to Common Units are treated as income allocated to minority interests.

Note 8 -- Shareholders' Equity

        The Company is authorized to issue up to (i) 150,000,000 shares of common stock and (ii) 24,315,000 shares of preferred stock in one or more series. At December 31, 2000, 43,577,916 shares of common stock, 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock were issued and outstanding.

        The Senior Preferred Stock and Series B Convertible Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon.

        Dividends on the Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends on the Series B Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or (ii) the dividends on the number of shares of Common Stock into which a share of Series B Convertible Preferred Stock will be convertible at the conversion price of $20.90 per share of Common Stock. At December 31, 2000, there were 9,363,786 shares of Common Stock reserved for future issuance upon conversion of the Series B Convertible Preferred Stock.

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

        During the year ended December 31, 1999, a redemption discount of $13,388 representing the excess of the carrying amount of the Series C Preferred Stock over its redemption amount is reflected in the Consolidated Statements of Operations as a loss allocated to preferred shareholders.

     In order to qualify as a REIT for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 95% (90% for years beginning after December 31, 2000) of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions in accordance with the requirements of the Internal Revenue Code of 1986, as amended, necessary to remain qualified as a REIT, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

        The Company's current policy is to pay distributions only to the extent necessary to maintain its status as a REIT for federal income tax purposes. Based on the Company's current federal income tax projections for 2001, it does not expect to pay any distributions on its 10.5% Series A Senior Cumulative
Preferred Stock ("Senior Preferred Stock"), 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"), common stock or common units of limited partnership interest in the Operating Partnership during 2001.

        The Company is currently in arrears on five quarters of preferred stock distributions due February 15, 2000 through February 15, 2001, respectively. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock,
 voting together as a single class, wil have the right to elect two additional members to the Company's Board of Directors if the equivalent of six consecutive quarterly dividends on these series of preferred stock are in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

        The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its $90,000 Mezzanine Loan (see Note 6 - "Bonds and Notes Payable". In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of December 31, 2000, unpaid dividends for the period November 16, 1999 through December 31, 2000 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $6,792 and $18,714, respectively. The annualized dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2000 are $6,038 ($2.625 per share) and $16,636, ($2.125 per share), respectively.

Note 9 -- Stock Incentive Plans

        Under various plans, the Company may grant stock options and other awards to executive officers, other key employees, outside directors and consultants. The exercise price for stock options granted is no less than the fair market value of the Company's common stock on the date of grant.

        In general, stock options are fully vested on the date of grant and have a term of 10 years. In certain cases stock options granted become exercisable over periods up to six years.

        During 2000, the Company granted options to executive officers and other key employees to purchase 1,087,600 shares of common stock at $2.00 per share. These options, which have a term of 10 years, were 50% vested as of December 31, 2000 and will fully vest on June 30, 2001. Additionally, during 2000, the Company awarded 180,000 shares of restricted common stock and granted options to outside directors to purchase 420,0000 shares of common stock at $1.69 per share. The restricted common stock was fully vested as of September 1, 2000. The options, which have a term of 10 years, vest pro-ratably on a monthly basis from May 1, 2000 through February 1, 2001.

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

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for employee stock option grants. If the Company had elected to recognize compensation based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, unaudited pro forma net income (loss) and earnings per share would have been as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                     2000           1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary loss.........................................        $(139,910)      $(31,376)         $ 15,348
Extraordinary loss..............................................................           (4,206)        (3,518)                -
                                                                                       ----------       --------          --------
Net income (loss)...............................................................        $(144,116)      $(34,894)         $ 15,348
                                                                                       ==========       ========          ========
Net loss applicable to common shares............................................        $(166,788)      $(44,856)         $ (9,256)
                                                                                       ==========       ========          ========

Basic earnings per common share:
    Loss before extraordinary loss..............................................         $  (3.73)      $  (0.96)         $  (0.26)
    Extraordinary loss..........................................................            (0.10)         (0.08)                -
                                                                                         --------       --------          --------
    Net loss....................................................................         $  (3.83)      $  (1.04)         $  (0.26)
                                                                                         ========       ========          ========
Diluted earnings per common share:
    Loss before extraordinary loss..............................................         $  (3.73)      $  (1.22)         $  (0.26)
    Extraordinary loss..........................................................            (0.10)         (0.08)                -
                                                                                         --------       --------          --------
    Net loss....................................................................         $  (3.83)      $  (1.30)         $  (0.26)
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

        The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                  2000               1999              1998
------------------------------------------------------------------------------------------------------------------------------------

Risk-free interest rate.........................................................           5.0%               6.4%              5.0%
Dividend yield..................................................................             -%              21.0%             12.0%
Volatility factor...............................................................          0.87               0.37              0.36
Weighted average life (in years)................................................          10.0               10.0              10.0

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

        A summary of the Company's stock option plans for the years ended December 31 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                            2000                             1999                               1998
                                -----------------------------    -----------------------------   -----------------------------------
                                                    Weighted                         Weighted                               Weighted
                                                     Average                          Average                                Average
                                                    Exercise                         Exercise                               Exercise
                                       Shares          Price            Shares          Price               Shares             Price
------------------------------------------------------------------------------------------------------------------------------------
Beginning of year..........         3,280,317         $14.12         3,811,067         $14.90            1,148,250            $15.64
Granted....................         1,507,600           1.91            85,000           9.85            1,724,575             13.10
Transferred (Horizon)......                 -              -                 -              -              959,742             18.62
Cancelled..................          (656,861)         12.13          (615,750)         18.37              (21,500)            12.64
                                    ---------         ------          --------         ------            ---------            ------
End of year................         4,131,056         $ 9.98         3,280,317         $14.12            3,811,067            $14.90
                                    =========         ======         =========         ======            =========            ======
Exercisable -
   end of year.............         3,276,987         $11.84         2,900,314         $14.22            3,083,570            $15.24
                                    =========         ======         =========         ======            =========            ======

====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                      Options Outstanding                                Options Exercisable
                                     -------------------------------------------------------     -----------------------------------
                                                                Weighted           Weighted                                 Weighted
                                                                 Average            Average                                  Average
             Range of                                          Remaining           Exercise                                 Exercise
          Exercise Price                     Shares        Life in Years              Price                 Shares             Price
------------------------------------------------------------------------------------------------------------------------------------
$ 1.69 to $ 2.00...............           1,459,550               9.3                $ 1.91                665,481            $ 1.85
          $ 8.50...............              60,000               8.6                  8.50                 60,000              8.50
$11.15 to $13.09...............           1,970,606               5.2                 12.51              1,970,606             12.51
$13.60 to $14.19...............             262,490               6.8                 13.91                202,490             13.82
          $19.00...............              30,000               3.2                 19.00                 30,000             19.00
          $23.53...............              13,788               5.3                 23.53                 13,788             23.53
$24.55 to $26.53...............             334,622               0.3                 26.11                334,622             26.11
                                          ---------               ---                ------              ---------            ------
                                          4,131,056               6.4                $ 9.98              3,276,987            $15.24
                                          =========               ===                ======              =========            ======
====================================================================================================================================

        The weighted fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $0 per share, $0.96 per share, and $0.96 per share, respectively. Under the Company's various plans there were 1,428,686 and 2,279,425 shares reserved for future grants at December 31, 2000 and 1999, respectively.

Note 10 -- Lease Agreements

        The Company is the lessor of retail and office space under operating leases with lease terms that expire from 2001 to 2017. Most leases are renewable for five years at the lessee's option. Future minimum base rent to be received under noncancelable operating leases as of December 31, 2000 were as follows:

 -------------------------------------------------------------------------------
 Years ended December 31,
 -------------------------------------------------------------------------------

 2001.............................................................      $143,387
 2002.............................................................       112,881
 2003.............................................................        84,961
 2004.............................................................        57,479
 2005.............................................................        36,421
 Thereafter.......................................................        65,272
                                                                        --------
                                                                        $500,401
                                                                        ========
 ===============================================================================

        The Company leases certain land, buildings, and equipment under various noncancelable operating lease agreements. Rental expense for operating leases was $2,988, $3,699, and $1,818 for the years ended December 31, 2000, 1999, and 1998, respectively. Future minimum rental payments, by year and in the aggregate, payable under these noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2000 consisted of the following:

 -------------------------------------------------------------------------------
 Years ended December 31,
 -------------------------------------------------------------------------------

 2001................................................................    $ 1,840
 2002................................................................      1,534
 2003................................................................      1,135
 2004................................................................        286
 2005................................................................        239
 Thereafter..........................................................      6,065
                                                                         -------
                                                                         $11,099
                                                                         =======
 ===============================================================================

Note 11-- Special Charges

        During 2000, management established a formal plan to sell three of its wholly-owned properties (Prime Outlets at Silverthorne, Prime Northgate Plaza, a community center; and land previously held for development) and, accordingly, reclassified their respective carrying values to assets held for sale. Total revenues and expenses for the operating properties classified as held for sale were $6,354 and $6,697, respectively, for the year ended December 31, 2000. Additionally, the Company also determined that certain events and circumstances had occurred during 2000, including reduced occupancy and limited leasing success, which indicated that four wholly-owned properties (Prime Outlets at Odessa, Prime Outlets at Woodbury, Prime Outlets at Post Falls and Prime Outlets at Latham) and two joint venture properties (Bellport Outlet Center I and Bellport Outlet Center II) were permanently impaired.

        In accordance with the requirements of SFAS No. 121, the Company incurred a provision for asset impairment of $28,047 to reduce the carrying value of the three properties classified as held for sale to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of December 31, 2000 was $43,230. Furthermore, the Company's results of operations for 2000 include a provision for asset impairment aggregating $40,616 representing the write-down of the carrying values of the six permanently impaired properties to their estimated fair value in accordance with SFAS No. 121

        On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $14,703 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $11,206 of costs incurred during the year ended December 31, 2000. In addition, the Company incurred expenses of $3,500 related to organizational and start-up expenditures of eOutlets.com which are reflected in corporate general and administrative expenses in the Consolidated Statements of Operations.

        When accounting for 1999, the Company determined that certain events and circumstances had occurred during 1999 including, limited leasing success and revised occupancy estimates, which indicated two of the Company's outlet centers (Prime Outlets at Jeffersonville II and Prime Outlets at Oxnard) were permanently impaired. Accordingly, the results of operations for 1999 include a provision for asset impairment of $15,842 representing the write-down of the carrying values of these assets to their estimated fair value in accordance with SFAS No. 121. Additionally, when accounting for 1999, the Company recorded a provision for abandoned projects of $16,039 based on management's determination that as of December 31, 1999, the Company's pre-development efforts associated with certain projects were no longer viable.

        The  operating  results for the  Company's  Designer  Connection  outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for 1999, because the Company decided to discontinue the operations of its Designer Connection outlet stores, the Company recorded non-recurring charges aggregating $3,659 including (i) $1,659 related to the write-off of costs associated with a web-site for Designer Connection and (ii) $2,000 of costs to cover the expected cash and non-cash costs of the closure. The cash and non-cash costs of the closure primarily consisted of (i) employee termination costs, (ii) lease obligations, and (iii) the write-down of assets to their net realizable value. The operations of Designer Connection outlet stores ceased in 2000.

Note 12 -- Risk Management Activities

Interest Rate Risk

        In the ordinary course of business, the Company is exposed to the impact of interest rate changes and, therefore, employs established policies and procedures to manage its exposure to interest rate changes. Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) lower its overall borrowing costs.

        The Company also uses derivative financial instruments to manage interest rate risk associated with certain of its debt. Generally, the Company purchases interest rate protection agreements, such as caps, which are designated as hedges for underlying variable rate debt obligations. The Company does not hold derivative financial instruments for trading purposes.

        The interest rate caps specifically limit the Company's interest costs with an upper limit on the underlying interest rate index. The cost of such contracts are included in deferred charges and are being amortized as a component of interest expense over the life of the contracts. Amounts earned from interest rate protection contracts, if any, are recorded as a reduction of interest expense. The Company is exposed to credit losses in the event of counterparty nonperformance, but does not anticipate any such losses based on the creditworthiness of the counterparties.

        On December 22, 2000, the Company purchased an interest rate cap with a notional amount of $90,000 to hedge its $90,000 Mezzanine Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. The notional amount of this interest rate cap amortizes monthly based on estimated principal repayments on the $90,000 Mezzanine Loan. Additionally, on December 22, 2000, the Company also purchased an interest rate cap with a notional amount of $20,000 to hedge its $20,000 Puerto Rico First Mortgage Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. In addition, the Company held an additional undesignated interest rate protection cap with a notional amount of $44,000 with a strike price of 7.00%, based on 30-day LIBOR, which matures in November 2001. The notional amount of this interest rate cap amortizes $1,000 monthly. See Note 2 -- "Summary of Significant Accounting Policies" and Note 6 -- "Bonds and Notes Payable" for additional information.

        Although derivative financial instruments are an important component of the Company's interest rate management program, their incremental effect on interest expense for the years ended December 31, 2000, 1999 and 1998 was not material.

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

Note 13 -- Legal Proceedings

     On October 13, 2000 and thereafter, eight complaints were filed in the United States District Court for the District of Maryland against the Company and four individual defendants. The four individual defendants are: William H. Carpenter, Jr., the former President and Chief Operating Officer and a current director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. The Lead plaintiffs and lead counsel were recently appointed. The Company expects a consolidated complaint to be filed within the next 60 days. The Company believes that the complaints are without merit and intends to defend them vigorously. The outcome of these lawsuits, and the ultimate liability of the defendants, if any, cannot be predicted.

     The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has filed a notice of its appeal from the U.S. District Court's decision and a briefing schedule has been isued by the Court. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously. While any litigation contains an element of uncertainty, the Company believes the losses, if any, resulting from this case will not have a material adverse effect on the consolidated financial statements of the Company.

     Several entities (the "Plaintiffs") have filed or stated an intention to file lawsuits (the "Lawsuits") against the Company and its affiliates in which the Plaintiffs are seeking to hold them responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theory that the Company guaranteed the obligations of eOutlets and the theory that the Company was the alter ego of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the Lawsuits. The Company believes that it is not liable to the Plaintiffs as there was no privity of contract between it and the various Plaintiffs. The Company intends to defend all Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. The trustee for E-Outlets Resolution Corp. has notified the Company that he is contemplating an action against the Company and the Operating Partnership in which he may assert that E-Outlets Resolution Corp. was the "alter-ego" of the Company and the Operating Partnership and that, as a result, the Company and the Operating Partnership are liable for the debts of E-Outlets Resolution Corp. If the trustee pursues such an action, the Company and the Operating Partnership will defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc., currently pending in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss Plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of these Lawsuits, and the ultimate liability of the Company, if any, cannot be predicted. While any litigation contains an element of uncertainty, the Company believes the losses, if any, resulting from the Lawsuits will not have a material adverse effect on the consolidated financial statements of the Company.

     The New York Stock Exchange and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters.

                               Prime Retail, Inc.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2000
                                 (in thousands)

                                                       Costs Capitalized
                                       Initial Cost       Subsequent to       Gross Amount at Which
                                        to Company         Acquisition     Carried at Close of Period
                                     ----------------  ----------------   ----------------------------
                                              Bldgs &             Bldgs &             Bldgs &              Accum.    Constructed (C)
Description            Encumbrances  Land     Improve   Land      Improve    Land     Improve   Total    Depreciation   Acquired (A)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at
 Anderson                $  8,755  $  1,125   $ 11,036  $     -   $   460 $  1,125 $  11,496 $ 12,621   $  955           Dec 1997(A)
Prime Outlets at
 Bend                       7,627     2,560      8,476    1,101     4,676    3,661    13,152   16,813    1,366           Feb 1997(A)
Prime Outlets at
 Burlington                14,214     3,694     21,370        -       (56)   3,694    21,314   25,008    2,177           Jun 1998(A)
Prime Outlets at
 Calhoun                   17,816     3,839     24,551        -       (58)   3,839    24,493   28,332    2,844           Jun 1998(A)
Prime Outlets at
 Castle Rock               34,973     4,424     47,200    2,717    15,214    7,141    62,414   69,555   13,309           Mar 1994(A)
Prime Outlets at
 Conroe                    16,541       405     18,714        -       152      405    18,866   19,271    2,207           Jun 1998(A)
Prime Outlets at
 Darien                    24,648         -          -    3,004    30,875    3,004    30,875   33,879    7,197           Jul 1995(C)
Prime Outlets at
 Edinburgh                 16,681     2,726     37,952        -     1,378    2,726    39,330   42,056    4,257           Jun 1998(A)
Prime Outlets at
 Ellenton                  28,644         -          -    5,457    49,542    5,457    49,542   54,999   11,234           Oct 1991(C)
Prime Outlets at
 Florida City              15,210         -          -    4,275    21,572    4,275    21,572   25,847    5,331          Sept 1994(C)
Prime Outlets at
 Fremont                   13,661     3,250     24,096        -        48    3,250    24,144   27,394    2,396           Jun 1998(A)
Prime Outlets at
 Gaffney                   31,209         -          -    1,886    33,262    1,886    33,262   35,148    6,263           Nov 1996(C)
Prime Outlets at
 Gainesville               20,263         -          -    1,100    30,420    1,100    30,420   31,520    8,195           Aug 1993(C)
Prime Outlets at
 Grove City                40,191     1,123     58,630      789     2,546    1,912    61,176   63,088    8,412           Nov 1996(A)
Prime Outlets at
 Gulfport                  19,429         -          -        -    35,282       -     35,282   35,282    7,494           Oct 1995(C)
Prime Outlets at
 Hagerstown                58,863         -          -    3,507    58,687    3,507    58,687   62,194    5,391           Aug 1998(C)
Prime Outlets at
 Hillsboro                 30,162     7,121     50,894        -       493    7,121    51,387   58,508    4,611           Jun 1998(A)
Prime Outlets at
 Huntley                   17,320         -          -    1,970    35,278    1,970    35,278   37,248    7,900          Sept 1994(C)
Prime Outlets at
 Jeffersonville I          25,813       843     31,084      250    14,788    1,093    45,872   46,965    9,968           Mar 1994(A)
Prime Outlets at
 Jeffersonville II         18,349       174     21,058        -   (13,399)     174     7,659    7,833    2,279           Jun 1998(A)
Prime Outlets at
 Kenosha                   23,355     6,995     39,558       50     2,930    7,045    42,488   49,533    4,224           Jun 1998(A)
Prime Outlets at
 Latham                     1,453       507      1,476        -    (1,015)     507       461      968       99           Oct 1997(A)
Prime Outlets at
 Lebanon                   18,378         -          -    2,689    32,098    2,689    32,098   34,787    4,354           Apr 1998(C)
Prime Outlets at
 Lee                       26,855     8,035     31,656        -     1,338    8,035    32,994   41,029    5,101           Jun 1998(A)
Prime Outlets at
 Lodi                      25,912     1,013     21,455      707    14,059    1,720    35,514   37,234    5,620          Sept 1997(A)
Prime Outlets at
 Loveland                  22,192     6,400     33,244        -       253    6,400    33,497   39,897    6,680           Nov 1996(A)
Melrose Place               1,970         -          -      499     1,891      499     1,891    2,390      867           Aug 1987(C)
Prime Outlets at
 Morrisville                9,166         -          -    2,502    21,221    2,502    21,221   23,723    6,244           Oct 1991(C)
Prime Outlets at
 Naples                    10,547     2,753     15,602        5     2,874    2,758    18,476    1,234    3,128           Mar 1994(A)

                               Prime Retail, Inc.
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2000
                                 (in thousands)

                                                       Costs Capitalized
                                       Initial Cost       Subsequent to       Gross Amount at Which
                                        to Company         Acquisition     Carried at Close of Period
                                     ----------------  ----------------   ----------------------------
                                              Bldgs &             Bldgs &             Bldgs &              Accum.    Constructed (C)
Description            Encumbrances  Land     Improve   Land      Improve    Land     Improve   Total    Depreciation   Acquired (A)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at
 Niagara Falls USA       $ 62,120  $  7,247   $ 82,842  $    - $  1,475  $  7,247 $   84,317 $    91,564 $   6,823       Dec 1997(A)
Prime Outlets at
 Odessa                    14,211       815     31,311       -  (12,510)      815     18,801      19,616     6,065       Nov 1996(A)
Prime Outlets at
 Oshkosh                   14,063     2,160     26,895       -      230     2,160     27,125      29,285     3,268       Jun 1998(A)
Prime Outlets at
 Perryville                 9,893     3,089     16,287       -      (65)    3,089     16,222      19,311     1,497       Jun 1998(A)
Prime Outlets at
 Pismo Beach               12,755     9,048     17,617       -      (50)    9,048     17,567      26,615     1,853       Jun 1998(A)
Prime Outlets at
 Post Falls                11,344     3,100     12,163       -   (7,728)    3,100      4,435       7,535     1,354       Feb 1997(A)
Prime Outlets of
 Puerto Rico               20,000         -          -   4,748   41,306     4,748     41,306      46,054       523       Jul 2000(C)
Prime Outlets at
 Queenstown                18,571     4,422     35,592       -      395     4,422     35,987      40,409     2,985       Jun 1998(A)
Prime Outlets at
 San Marcos                38,470         -          -   1,995    5,766     1,995      5,766       7,761    14,237       Aug 1990(C)
Prime Outlets at
 San Marcos                 2,992         -          -   4,468   17,680     4,468     17,680      22,148       796       Nov 1999(C)
Prime Outlets at
 Sedona                     6,769     1,924      9,099     750      427     2,674      9,526      12,200       974       Feb 1997(A)
Prime Outlets at
 Tracy                     12,994     6,170     16,715       -       66     6,170     16,781      22,951     2,053       Jun 1998(A)
Prime Outlets at
 Vero Beach                26,315     4,530     41,878       -    1,873     4,530     43,751      48,281     4,862       Jun 1998(A)
Prime Outlets at
 Warehouse Row             23,485         -          -   1,174   33,309     1,174     33,309      34,483    13,354       Nov 1989(C)
Western Plaza              10,521         -          -   2,000    7,395     2,000      7,395       9,395     1,744       Jun 1993(A)
Prime Outlets at
 Woodbury                  17,544     2,528     27,645       -  (14,281)    2,528     13,364      15,892     2,361       Jun 1998(A)
Property Under
 Development                    -         -          -   2,278    3,573     2,278      3,573       5,851         -             Under
                                                                                                                            Constru-
                                                                                                                               ction
Other Property             90,079         -      1,588       -    7,812         -      9,400       9,400     2,717       Mar. 1994 -
                                                                                                                        Dec. 1999(A)
                         --------  --------   -------- ------- --------  -------- ----------- ---------- ---------
                         $992,323  $102,020   $817,684 $49,921 $523,482  $151,941 $1,341,166  $1,493,107 $ 217,569
                         ========  ========   ======== ======= ========  ======== =========== ========== =========

     At December 31, 2000, the Company had three encumbered properties, Prime Outlets at Silverthorne (encumbrance of $25,314), Northgate Plaza (encumbrance of $5,990) and certain land previously held for development (encumbrance of $6,527), classified as held for sale with an aggregate carrying value of $43,230.

                               PRIME RETAIL, INC.

        Notes to Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2000

                                 (in thousands)

        Depreciation   on  building  and   improvements   is   calculated  on  a
straight-line basis over the estimated useful lives of the asset as follows:

             Land improvements..........................................20 years
             Buildings and improvements.....................Principally 40 years
             Tenant improvements...........................Term of related lease
             Furniture and equipment.....................................5 years

The aggregate cost for federal income tax purposes was $1,498,106 at December 31, 2000.

                                                                                                   Investment in Rental Property
                                                                                                       Year Ended December 31
                                                                                      ----------------------------------------------
                                                                                               2000            1999            1998
                                                                                      --------------  --------------  --------------
Balance, beginning of year......................................................         $1,826,551      $2,015,722      $  904,782
Retirements.....................................................................             (6,281)         (4,727)           (880)
Acquisitions....................................................................                  -               -       1,013,231
Improvements....................................................................             51,833          89,969         145,174
Dispositions....................................................................           (309,942)       (138,321)        (46,585)
Transfer (to) from assets held for sale, net....................................             (4,513)       (108,968)              -
Provision for asset impairment on rental properties.............................            (64,541)        (13,572)              -
Provision for abandoned projects................................................                  -         (13,552)              -
                                                                                         ----------      ----------      ----------
Balance, end of year............................................................         $1,493,107      $1,826,551      $2,015,722
                                                                                         ==========      ==========      ==========


                                                                                                     Accumulated Depreciation
                                                                                                      Year Ended December 31
                                                                                      ----------------------------------------------
                                                                                               2000            1999            1998
                                                                                      --------------   -------------  --------------
Balance, beginning of year......................................................         $  183,954      $  127,747      $   82,033
Retirements.....................................................................             (6,281)         (4,727)           (880)
Other...........................................................................               (818)            346             134
Dispositions....................................................................            (23,469)         (6,787)         (5,178)
Transfer (to) from assets held for sale, net....................................             (2,672)         (5,502)              -
Depreciation for the year.......................................................             66,855          72,877          51,638
                                                                                         ----------      ----------      ----------
Balance, end of year............................................................         $  217,569      $  183,954      $  127,747
                                                                                         ==========      ==========      ==========