Form 10-K/A
period 2000-12-31
PRIME RETAIL INC/BD/
filed 2001-04-30
CIK 911708

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -------------------------------------
                                   FORM 10-K/A
(Mark One)

/X/                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended: December 31, 2000
                                       OR
/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from __________ to _________________

                        COMMISSION FILE NUMBER: 001-13301

                               PRIME RETAIL, INC.

             (Exact name of registrant as specified in its charter)

            MARYLAND                                           38-2559212
     -----------------------                                 --------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

         100 EAST PRATT STREET
          BALTIMORE, MD 21202                            (410) 234-0782
    --------------------------------                     ---------------
(Address of principal executive offices,         (Registrant's telephone, number
          including zip code)                           including area code)


                      -------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


    TITLE OF EACH CLASS:                              NAME OF EACH EXCHANGE ON WHICH REGISTERED:
    -------------------                               ------------------------------------------

Common Stock, $0.01 par value                         New York Stock Exchange

10.5% Series A Cumulative Preferred Stock,            New York Stock Exchange
$0.01 par value

8.5% Series B Cumulative Participating Convertible    New York Stock Exchange
Preferred Stock, $0.01 par value


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

                      -------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $18,738.504 on March 26, 2001 (based on the closing price per share as reported on the New York Stock Exchange - Composite Transactions).

         The number of shares of the registrant's Common Stock outstanding as of March 26, 2001 was 43,577,916.

                               PRIME RETAIL, INC.

                                   FORM 10-K/A

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS



PART III

Item 10.          Directors and Executive Officers of the Registrant.....................................2
Item 11.          Executive Compensation.................................................................6
Item 12.          Security Ownership of Certain Beneficial Owners and Management........................16
Item 13.          Certain Relationships and Related Transactions........................................19

PART IV

Item 14.          Exhibits, Financial Schedules and Reports on Form 8-K.................................21

Signatures..............................................................................................22


                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, position and, as of March 31, 2001, ages of the directors of the Company.

-----------------------------------------------------------------------------------------------------------
NAME                                  POSITION                                     AGE
-----------------------------------------------------------------------------------------------------------
William H. Carpenter, Jr.             Director                                     50

William P. Dickey                     Director                                     58

Norman Perlmutter                     Director                                     67

Robert Perlmutter                     Director                                     39

Kenneth A. Randall                    Director                                     73

Glenn D. Reschke                      Chairman of the Board, President and Chief   49
                                      Executive Officer, and Director

Michael W. Reschke                    Director                                     45

Sharon Sharp                          Director                                     61

Governor James R. Thompson            Director                                     64

Marvin Traub                          Director                                     75


     The following is a biographical summary, as of March 31, 2001, of each director of the Company.

     WILLIAM H. CARPENTER, JR. William H. Carpenter, Jr. has been a Director of Prime Retail, Inc. since its inception in 1994. Mr. Carpenter is President of Qode.com and also serves as Senior Vice President of New Media Technology. Mr. Carpenter served as President and Chief Operating Officer of Prime Retail, Inc. from the Company's inception through October 6, 1999. Beginning October 6, 1999, Mr. Carpenter served as President and Chief Executive Officer of primeoutlets.com inc., a subsidiary of Prime Retail, Inc., which ceased operations on April 12, 2000. Prior to joining Prime Retail, Inc., Mr. Carpenter was Senior Vice President and then an Executive Vice President of The Prime Group, Inc. ("PGI") from 1989 to 1994. Prior to joining PGI, Mr. Carpenter was President of D.I. Realty, Inc. (a division of Design International) from 1988 to 1989. Before joining D.I. Realty, Inc., Mr. Carpenter was senior regional leasing director with The Rouse Company and a partner with Cordish/Embry and Associates in Baltimore, Maryland. Mr. Carpenter is also a director of Shopping Mall on Line.com and Qode.com. Mr. Carpenter attended the University of Baltimore and is a member of the International Council of Shopping Centers, a member of Developers of Outlet Centers, and a full member of the Urban Land Institute.


     WILLIAM P. DICKEY. William P. Dickey has been a Director of Prime Retail, Inc. since 1998. Mr. Dickey is Chairman of the Compensation Committee of the Board of Directors of the Company. Mr. Dickey is the owner and President of The Dermot Company, Inc., a California real estate investment and advisory firm. Prior to forming The Dermot Company, Inc. in October 1991, Mr. Dickey was a Managing Director at The First Boston Corporation, a New York investment banking firm (now CS First Boston) from February 1986 to November 1990. Prior to joining First Boston, Mr. Dickey was a partner with the New York law firm of Cravath, Swaine & Moore from May 1980 to February 1986. From 1964 to 1970, Mr. Dickey was an officer in the U.S. Air Force and during that time served tours in the Philippines and Vietnam as an intelligence officer, and at the U.S. Air Force Academy as an instructor. Mr. Dickey is a Director of Mezzanine Capital Property Investors, Inc., Kilroy Realty Corporation, and Burnham Pacific Properties, Inc. Mr. Dickey previously served on the board of Horizon Group, Inc., which merged with Prime Retail, Inc. Mr. Dickey holds a J.D. degree from Columbia Law School, an M.A. degree in International Affairs from Georgetown University, and a B.S. degree from the U.S. Air Force Academy. Mr. Dickey is a Trustee of the Vera Institute of Justice (N.Y.) and a member of the Urban Land Institute.

     NORMAN PERLMUTTER. Norman Perlmutter has been a Director of Prime Retail, Inc. since 1998. Mr. Perlmutter is Chairman of the Executive Committee of the Board of Directors of the Company. Mr. Perlmutter is Chairman of the Board of Managers of Perlmutter Investment Company, Managing Partner of the Snowmass Land Company, Chairman of the Board of Managers of International Airport Centers, and Chairman of the Board of Managers of BellPIC. From 1966 until 1999 Mr. Perlmutter served as Chairman of the Board of Heitman Financial Ltd., one of the largest full service real estate companies and real estate investment managers for employee benefit plans in the United States. Mr. Perlmutter is also a director of Chris-Craft Industries, Inc. and United Television, Inc. Mr. Perlmutter previously served on the boards of United Asset Management; Warner Communications, Inc.; Horizon Group, Inc., which merged with Prime Retail, Inc.; and Horizon Group Properties, Inc. Mr. Perlmutter is an Adjunct Professor of Real Estate at the University of Wisconsin. Mr. Perlmutter holds a B.S. degree from the University of Illinois. Mr. Perlmutter is the father of Robert D. Perlmutter.

     ROBERT D. PERLMUTTER. Robert D. Perlmutter, a Director of Prime Retail, Inc. since 1998, is a principal of Davis Street Land Company, a real estate development firm focused on the development and ownership of retail properties in suburban downtown areas. From 1990 to 1998, Mr. Perlmutter was President and Chief Executive Officer of Heitman Retail Properties, a subsidiary of Heitman Properties, Ltd. Mr. Perlmutter previously served on the board of Horizon Group, Inc., which merged with Prime Retail, Inc. Mr. Perlmutter is a member of the ICSC, the Illinois ICSC Committee and a licensed salesperson. Mr. Perlmutter received a Bachelor of Science degree from the University of Colorado in Boulder. Mr. Perlmutter is the son of Norman Perlmutter.

     KENNETH A. RANDALL. Kenneth A. Randall has been a Director of Prime Retail, Inc. since its inception in 1994. Mr. Randall is Chairman of the Audit Committee of the Board of Directors. Mr. Randall was the Chairman of ICL Inc. from 1980 to 1982, Vice Chairman of Northeast Bancorp, Inc. from 1977 to 1987, the Chairman and Chief Executive Officer of United Virginia Bankshares Incorporated from 1970 to 1976 and the Chairman of the FDIC from 1965 to 1970. Mr. Randall was President and Chief Executive Officer of The Conference Board, Inc. from 1976 to 1982. Mr. Randall currently serves on the board of directors of Dominion Resources, Inc., Dominion Energy, Inc., Lumbermans Mutual Casualty Company, American Motorist Insurance Company, American Manufacturers Mutual Insurance Company and Virginia Electric and Power Company. Mr. Randall also serves as trustee of the principal Oppenheimer mutual funds. Mr. Randall attended Weber State University and received a B.A. degree and an M.S. degree from Brigham Young University.

     GLENN D. RESCHKE. Glenn D. Reschke is President, Chief Executive Officer and Chairman of the Board of Directors of Prime Retail, Inc. Reporting to the Board of Directors, Mr. G. Reschke is responsible for all aspects of the Company, its 46 outlet centers and all its employees, including the leasing, operations, marketing, development, finance and administrative functions. In addition, Mr. G. Reschke is responsible for developing and implementing the long-term strategic goals and objectives of the Company as approved by the Board of Directors. Mr. G. Reschke has been a member of the Board of Directors since 1997. Mr. G. Reschke became President and Chief Operating Officer of the Company on October 6, 1999; acting Chief Executive Officer of the Company on February 25, 2000; and Chief Executive Officer and Chairman of the Board of Directors of the Company on July 19, 2000. From the inception of the Company in 1994 through October 6, 1999, Mr. G. Reschke served as Executive Vice President - Development and Acquisitions. Prior to his employment by the Company, Mr. G. Reschke worked for The Prime Group, Inc. ("PGI"), which he joined in 1983 and served as Vice President, Senior Vice President and Executive Vice President. Mr. G. Reschke was responsible for PGI's multi-family, senior housing, single family and land development divisions. Mr. G. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana. Mr. G. Reschke is the brother of Michael W. Reschke.

     MICHAEL W. RESCHKE. Michael W. Reschke has been a Director of Prime Retail, Inc. since its inception in 1994. Mr. M. Reschke was Chairman of the Board of Directors of Prime Retail, Inc. from the Company's inception until July 19, 2000. On April 5, 2000, Mr. M. Reschke relinquished his responsibilities as an executive officer and became the non-executive Chairman of the Board of Prime Retail, Inc. Mr. M. Reschke founded The Prime Group, Inc. ("PGI") in 1981 and, since that time, has acted as PGI's Chairman, Chief Executive Officer, and President. Mr. M. Reschke is Chairman of the Board of Trustees of Prime Group Realty Trust (NYSE: PGE) and a member of the Board of Directors of Horizon Group Properties, Inc. (NASDAQ: HGPI). Mr. M. Reschke received a Juris Doctorate degree (summa cum laude) from the University of Illinois after having received a B.A. degree (summa cum laude) in Accounting from Northern Illinois University. Mr. M. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. M. Reschke is a board member of World Business Chicago and a member of the National Real Estate Roundtable, the Chicago Development Council, and the Urban Land Institute. Mr. M. Reschke is the brother of Glenn D. Reschke, Chairman of the Board, President and Chief Executive Officer of Prime Retail, Inc.

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

     GOVERNOR JAMES R. THOMPSON. Governor James R. Thompson, a Director of Prime Retail, Inc. since its inception in 1994, is the Chairman of the law firm of Winston & Strawn and has been a partner with the firm since 1991. Prior to joining Winston & Strawn, Governor Thompson served as the Governor of Illinois from 1977-1991. Governor Thompson serves on the board of directors of FMC Corporation, Jefferson Smurfit Group plc, Prime Group Realty Trust, Navigant Consulting, Inc., Maximux, Inc., Hollinger International, Inc. and Metal

Management, Inc. Governor Thompson received his Juris Doctorate degree from the Northwestern University Law School.

     MARVIN S. TRAUB. Marvin S. Traub, a Director of Prime Retail, Inc. since its inception in 1994, has been President of Marvin Traub & Associates ("MTA") since 1992. MTA is an international consulting firm with clients in France, Italy, the United Kingdom and the United States. In addition, Mr. Traub joined Financo, Inc. in 1994 as Senior Advisor. Prior to establishing MTA, Mr. Traub was Chairman of Bloomingdales from 1978-1992 and was Vice Chairman of Federated Department Stores from 1988-1992. Mr. Traub was a director and Chairman of the Executive Committee of The Conran Stores, Inc. Mr. Traub is Chairman of the Home Co., in which Prime Retail, Inc. owns an interest, and the Johnnie Walker Collection, a men's sportswear collection. Mr. Traub received an M.B.A. degree (with distinction) from Harvard Business School after receiving a B.A. degree (magna cum laude) from Harvard University.

                            COMPENSATION OF DIRECTORS

     Directors who are not employees of, or affiliated with, the Company will receive a fee for their services as Directors. Such persons will receive annual compensation of $35,000 plus a fee of $1,000 for attendance in person at each meeting of the Board of Directors, a fee of $500 for participating by telephone in each substantial meeting of the Board of Directors or of any committee of the Board of Directors, a fee of $500 for attending any meeting of any committee of the Board of Directors, and an annual fee of $1,000 for each committee on which such member serves. Such persons also will receive reimbursement of all travel and lodging expenses related to their attendance at both board and committee meetings. Pursuant to the Prime Retail, Inc. Nonemployee Director Stock Plan (the "Directors Plan") adopted at the 1999 annual meeting, the Company grants each outside director of the Company restricted stock awards of 1,000 shares of Common Stock each year. Such shares of restricted stock fully vest upon the date of grant.

     In consideration for service on the Board of Directors' Executive Committee in 1999, pursuant to the Directors Plan, the Company granted options to purchase an aggregate of 60,000 shares of Common Stock to Mr. N. Perlmutter. Such options vested immediately and will terminate on July 28, 2009. The exercise price of such options is $8.50. In consideration for service on the Board of Directors' Executive Committee in 2000, Governor James R. Thompson and Messrs. N. Perlmutter and W. Dickey each received restricted stock awards of 60,000 shares of Common Stock, which awards were made pursuant to the Directors Plan and which shares vest on a monthly basis beginning May 1, 2000 and which fully vested on September 1, 2000. As additional consideration for service on the Board of Director's Executive Committee, pursuant to the Prime Retail, Inc. 1994 Stock Incentive Plan, the Company granted options to purchase an aggregate of 420,000 shares of Common Stock to outside directors of the Company as follows (with the number of Common Shares to be issued upon exercise thereof indicated parenthetically): Norman Perlmutter (140,000), William P. Dickey (140,000) and Governor James R. Thompson (140,000). Such options vest on a monthly basis beginning May 1, 2000 and fully vested on February 1, 2001 and will terminate upon the earlier to occur of (a) the expiration of ten years from the date of grant or (b) the expiration of one year from the date of termination of services of the optionee as a Director of the Company. The exercise price of such options is $1.6875 per share.

                                OTHER INFORMATION

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of the ownership and changes in the ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission (the "Commission") and the NYSE. Officers, directors and beneficial owners of more than ten percent of the Company's equity securities are required by Commission regulations to furnish the Company with copies of all such forms which they file.

     Based solely on the Company's review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2000, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by those persons, to the Company's knowledge no transactions were reported late during the year ended December 31, 2000.

ITEM 11 -- EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for services in all capacities to the Company for the years ended December 31, 1998, 1999 and 2000 with respect to the Chief Executive Officer of the Company and the four other persons who were the most highly compensated executive officers of the Company during 2000, as well as two other persons who performed Chief Executive Officer-related duties during 2000 (the "Named Executives").

                           SUMMARY COMPENSATION TABLE


                                                   ANNUAL
                                                COMPENSATION                  LONG TERM COMPENSATION AWARDS
                                          -------------------------  --------------------------------------------
                                                                                                        PAYOUTS
                                                                     -------------------------------  -----------
                                                                      RESTRICTED       SECURITIES        LTIP
                                                                     STOCK AWARDS      UNDERLYING      PAYOUTS
NAME AND PRINCIPAL POSITION     YEAR      SALARY ($)   BONUS ($)(1)     ($)(2)      OPTIONS/SARS(#)      ($)
---------------------------    -------    ---------    ------------  -------------  ----------------  -----------

Glenn D. Reschke                2000      $350,707      $175,203          --            300,000(4)         --
Chairman of the Board,          1999       266,288          --            --               --              --
President and Chief             1998       225,961       252,500      $138,292           50,000(4)         --
Executive Officer (3)

Robert A. Brvenik (5)           2000       115,588       250,000          --            200,000(4)         --
Executive Vice President-       1999          --            --            --               --              --
Chief Financial Officer         1998          --            --            --               --              --
and Treasurer

C. Alan Schroeder               2000       237,207       236,703          --            200,000(4)
Executive Vice President -      1999       239,971       107,000          --               --              --
General Counsel and             1998       200,000       280,000       138,242           50,000(4)         --
Secretary

Steven S. Gothelf               2000       200,707       200,203          --            100,000(4)         --
Executive Vice President-       1999       188,572        90,000          --               --              --
Finance                         1998       148,846       185,000        69,125           25,000(4)         --

John S. Mastin                  2000       200,707       156,203          --            100,000(4)         --
Executive Vice President-       1999       194,668        90,000          --               --              --
Leasing                         1998       156,635        90,000        69,125           25,000(4)         --

Michael W. Reschke              2000        86,539          --            --               --              --
Director (6)                    1999      $259,255          --            --               --              --
                                1998       259,615       225,000       368,636          300,000(4)         --


Abraham Rosenthal (7)           2000        77,569          --            --               --              --
                                1999       419,904          --            --               --           628,928(8)
                                1998       415,384       360,000          --            300,000(4)      628,925(8)

-----------------
NOTES:
(1)  Reflects bonus paid for performance in year indicated.

(2) The total number of restricted Common Shares held by each person listed above (which number excludes restricted Common Share awards which vested prior to December 31, 2000 and includes all unvested restricted Common Share awards) and the value of such restricted Common Shares, based on the closing price ($0.4688) as listed on the New York Stock Exchange on December 29, 2000 (the last day of trading in 2000), were as follows:


                                  NUMBER OF RESTRICTED
                                  COMMON SHARES HELD AT               VALUE AT
     NAME                         DECEMBER 31, 2000 (#)        DECEMBER 31, 2000 ($)
     ----                         ---------------------        ---------------------

     Glenn D. Reschke                     7,844                       $3,677
     Robert A. Brvenik                      0                            0
     C. Alan Schroeder                    7,844                        3,677
     Steven S. Gothelf                    3,922                        1,839
     John S. Mastin                       3,922                        1,839
     Michael W. Reschke                  20,915                        9,805
     Abraham Rosenthal                      0                            0


(3) Mr. G. Reschke was promoted to President and Chief Operating Officer on October 6, 1999, to President and acting Chief Executive Officer on February 25, 2000, and then to Chairman of the Board, President and Chief Executive Officer on July 19, 2000. Formerly, Mr. G. Reschke served as Executive Vice President - Development and Acquisitions.

(4)  Options granted pursuant to the 1998 Long-Term Stock Incentive Plan.

(5) Mr. Brvenik joined the Company during June, 2000 and therefore received no compensation in 1998 and 1999.

(6) On April 5, 2000, Mr. M. Reschke relinquished his responsibilities as an executive officer and became non-executive Chairman of the Board of Directors of Prime Retail, Inc. In connection with the relinquishment of his responsibilities as an executive officer and related termination of his employment agreement Mr. Reschke received a payment of $389,812 from the Company on January 29, 2001.

(7) On February 25, 2000, Mr. Rosenthal resigned as Chief Executive Officer of the Company. For a description of the terms of his severance arrangement, see "--Employment Agreements and Change of Control Agreements."

(8) As part of his 1998 and 1999 compensation Mr. Rosenthal received special distributions in the amount of $628,925 and $628,928, respectively, which were used to repay certain indebtedness owed by an affiliate of Mr. Rosenthal to the Company. See "Item 13. Certain Relationships and Related Transactions - Loan to Mr. Rosenthal."

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information with respect to options granted in 2000 to the Named Executives by the Company.

                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF
                                                                                       STOCK PRICE APPRECIATION FOR
                                                                                        OPTION TERM BASED ON GRANT
                                          INDIVIDUAL GRANTS                                   DATE STOCK PRICE
                          ------------------------------------------------------        ---------------------------
                                         PERCENT OF
                                           TOTAL
                          NUMBER OF       OPTIONS
                          SECURITIES     GRANTED TO     EXERCISE
                          UNDERLYING     EMPLOYEES       OR BASE
                          OPTIONS (1)    IN FISCAL        PRICE       EXPIRATION
          NAME            GRANTED (#)     YEAR (2)     ($/SH) (3)        DATE           5%($)             10%($)
                          -----------     --------     ----------        ----           -----             ------

Glenn D. Reschke            300,000        21.6%          $2.00         5/11/10        $377,337          $956,245

Robert A. Brvenik           200,000        14.4%           2.00         5/11/10         251,558           637,497

C. Alan Schroeder           200,000        14.4%           2.00         5/11/10         251,558           637,497

Steven S. Gothelf           100,000         7.2%           2.00         5/3/10          125,779           318,748

John S. Mastin              100,000         7.2%           2.00         5/3/10          125,779           317,748

Michael W. Reschke             0             0              -              -              -                 -

Abraham Rosenthal              0             0              -              -              -                 -

------------------

(1) Except as otherwise noted, the exercise price for the options is generally payable in cash or, in certain circumstances, by the surrender, at the fair market value on the date on which the option is exercised, of Common Shares.

(2) Reflects the percent of total options to purchase Common Shares granted to employees in the last fiscal year pursuant to the 1998 Long-Term Stock Incentive Plan and the Nonemployee Director Stock Plan (together, the "Plans"). A total of 1,387,600 options were granted to employees during 2000 pursuant to the Plans.

(3) The exercise price for each share is equal to at least one hundred percent of Fair Market Value of a share on the date the option was granted.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                  The following table sets forth information with respect to the number of Common Shares underlying Stock Options held by each of the Named Executives and the value of such officers' exercisable and unexercisable options on December 31, 2000. None of the Named Executives exercised any Stock Options during 2000.


                                                                              VALUE OF UNEXERCISED IN-THE-
                            NUMBER OF UNEXERCISED OPTIONS AT 2000              MONEY OPTIONS AT 2000 YEAR
                                         YEAR END (#)                                 END ($)(1)
                           -----------------------------------------    -------------------------------------

                                EXERCISABLE         UNEXERCISABLE         EXERCISABLE         UNEXERCISABLE
                                -----------         -------------         -----------         -------------

Glenn D. Reschke                  130,000              250,000              $0.00                $0.00

Robert A. Brvenik                  33,320              166,680               0.00                 0.00

C. Alan Schroeder                 100,320              166,680               0.00                 0.00

Steven S. Gothelf                  64,500               75,000               0.00                 0.00

John A. Mastin                     57,500               75,000               0.00                 0.00

Michael W. Reschke                425,000                 0                  0.00                 0.00

Abraham Rosenthal                 343,648                 0                  0.00                 0.00


----------
Note:

(1) Based on the market price of $0.4688 per share, which was the closing selling price per share of Common Stock on the NYSE on December 29, 2000, the last trading day in 2000, less the option exercise price of unexercised, in-the-money options held by the Named Executives at December 31, 2000.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL AGREEMENTS

     The Company has entered into employment agreements (the "Employment Agreements") with each of Messrs. G. Reschke, Robert Brvenik, C. Alan Schroeder, Steven S. Gothelf and John S. Mastin. The agreements generally provide that such executive officers shall devote substantially all of their business time to the operation of the Company. The Employment Agreement for Mr. G. Reschke provides for a term expiring on July 24, 2003. The Employment Agreements with Messrs. Brvenik, Schroeder, Gothelf and Mastin provide for terms expiring on June 11, 2003, May 3, 2003, May 3, 2002 and May 3, 2002, respectively. In the case of Mr.
G. Reschke, such term is automatically extended for successive one year periods unless either the Company or Mr. G. Reschke provides the other with prior written notice that such term shall not be extended. With regard to Messrs. Brvenik, Schroeder, Gothelf and Mastin, the respective terms, if not affirmatively terminated or extended for a specific duration by the parties, will continue on a month-to-month basis.

     Each of the Employment Agreements set forth the base salary for the executive and provide that the employees covered thereby are eligible to receive discretionary bonuses as determined in the sole discretion of the Compensation Committee of the Board of Directors of the Company. In the case of Mr. G. Reschke, such bonus may not exceed 100% of his then-current base salary. During 2000 the Company granted options to acquire 300,000 shares of Common Stock to Glenn D. Reschke. Pursuant to the Employment Agreements with Messrs. Gothelf, Mastin, Brvenik and Schroeder, the Company granted options to acquire 100,000 shares of

Common Stock to each of Mr. Gothelf and Mr. Mastin and options to acquire 200,000 shares of Common Stock to each of Mr. Brvenik and Mr. Schroeder.

     If the Employment Agreements are terminated by the Company "without cause" or are terminated by the executive after a "change in control" or for "good reason" (as such terms are defined in the Employment Agreements), the executive will be entitled to a lump sum payment. With regard to Messrs. Brvenik, Schroeder, Gothelf and Mastin, such payment in the event of termination by the Company without cause or by the executive for good reason will be an amount equal to the product of (x) the number of full and partial years remaining in the initial term of his Employment Agreement and (y) the sum of (A) his then current base salary and (B) a bonus equal to 100% of the average bonus paid to him for the two most recent calendar years, or if no such bonuses were paid, a bonus equal to 50% of his then current base salary (the amounts in clauses (A) and (B), together, the "One-Year Pay Equivalent"). If the Company terminates any of Messrs. Brvenik's, Schroeder's, Gothelf's or Mastin's employment due to disability, the applicable executive will receive one and one-half times the One-Year Pay Equivalent if the Company has terminated or materially reduced the executive's long-term disability coverage as in effect on the date the agreement became effective. With regard to Mr. G. Reschke such amount for termination (i) by the Company "without cause" or by the Company upon Mr. G. Reschke's disability will be equal to the sum of (x) one times the amount of his annual base salary plus (y) one times the average of the amounts payable to such executive for the prior two years under the terms of his "performance bonus" (as such term is defined in Mr. G. Reschke's Employment Agreement) or (ii) by the executive for "good reason" will be equal to one times the amount of his annual base salary. In addition, if the Company terminates any of Messrs. G. Reschke, Brvenik, Schroeder, Gothelf or Mastin without cause or, in the case of Messrs. Brvenik, Schroeder, Gothelf and Mastin, if the executive resigns for good reason and within twelve months from such termination or resignation there is a "change of control" of the Company, the applicable executive will be entitled to receive the amounts set forth in the first sentence of the following paragraph if and to the extent such amount exceeds the amount payable to him pursuant to this paragraph.

     The Employment Agreements also provide that if, (x) with respect to Messrs. Brvenik, Schroeder, Gothelf and Mastin, the executive terminates the Employment Agreement for any reason simultaneously with a change of control, (y) with respect to Messrs. Brvenik, Schroeder, Gothelf and Mastin, within six months following a change of control the executive terminates the Employment Agreement for any reason, or (z) within twenty-four months following a "change of control" of the Company, the Company terminates the Employment Agreement (during its initial term with respect to Messrs. Brvenik, Schroeder, Gothelf and Mastin and at any time with respect to Mr. G. Reschke) "without cause" or the executive terminates the Employment Agreement (during its initial term with respect to Messrs. Brvenik, Schroeder, Gothelf and Mastin and at any time with respect to Mr. G. Reschke) with "good reason," such executive will be entitled to receive:
(i) any amount of base salary accrued but undistributed; (ii) other vested benefits through the effective date of the termination and health and life insurance benefits for a period of two years, plus (iii) in the case of Mr. G. Reschke, a distribution of $1,600,000, and in the case of Messrs. Brvenik, Schroeder, Gothelf and Mastin, a distribution equal to the product of the number of full and partial years remaining in the initial term (or if greater, two years) times the One-Year Pay Equivalent and health and life insurance benefits for twenty-four months.

     Additionally, if the Employment Agreement with Mr. G. Reschke is so terminated, certain restrictions on the transfer of stock held by Mr. G. Reschke (or obtained by Mr. G. Reschke upon exercise of Common Units) may terminate, and any stock awards under the Company's 1998 Long-Term Stock Incentive Plan will be vested. Finally, if the Employment

Agreement with Mr. G. Reschke is terminated, Mr. G. Reschke will be fully vested in any amount accrued on his behalf under any qualified or nonqualified retirement plans of the Company and will also receive the benefits of a $4,000,000 life insurance policy for a period of two years.

     With regard to Mr. G. Reschke, the Employment Agreement contains certain non-compete provisions restricting the executive from directly or indirectly competing with the Company's business, including (i) performing services for a competitor of the Company similar to the services he provides to the Company,
(ii) soliciting or attempting to solicit any competing business from any entity or person that is a vendor, customer or tenant that is actively being pursued by the Company and the executive knows it is being actively pursued, (iii) induce or attempt to persuade any employee or customer, vendor or tenant of the Company being actively pursued by the Company to terminate its business relationship with the Company for a period of up to two years following termination of employment. The Employment Agreement provides that if the Company terminates the executive's employment without cause or within two years of a change of control or the executive terminates his employment with good reason then, so long as the executive is in compliance with these non-compete provisions, the Company will pay the executive an amount equal to $66,666.66 per calendar month for a period of two years, beginning with the first calendar month after termination of the executive's employment; provided that, either the Company or the executive may elect to limit the non-compete period, and the $66,666.66 monthly payments, to one year.

     With regard to Messrs. Brvenik, Schroeder, Gothelf and Mastin, during and until the later of the term of his employment or, in the case of Messrs. Gothelf and Mastin, May 3, 2002, and in the case of Mr. Brvenik, June 11, 2003, and in the case of Mr. Schroeder, May 3, 2003 (but only if such executive resigns other than for good reason or is terminated by the Company with cause), the applicable executive may not hire, cause to be hired, induce or attempt to induce any officer, employee, agent, consultant, independent contractor, tenant or customer of the Company to discontinue such affiliation with the Company or to refrain from entering into new business relationships with the Company. In addition, during such time, such executives may not perform or solicit services for certain named entities.

     Each of the Employment Agreements also contain a non-disclosure provision which prohibits each of the executives from disclosing or using any "trade secret" (as such term is defined in the Employment Agreements).

     On April 5, 2000, the Company and Mr. M. Reschke agreed to terminate Mr. M. Reschke's employment agreement with the Company as a result of Mr. M. Reschke relinquishing his responsibilities as an executive officer of the Company and becoming a non-executive Chairman of the Board of Directors of Prime Retail, Inc. In connection with such termination, the Company agreed to make a payment to Mr. M. Reschke of $389,812, which payment was made on January 29, 2001.

     The Company entered into a separation agreement (the "Separation Agreement") with Mr. Rosenthal effective as of February 25, 2000. Pursuant to such Separation Agreement, Mr. Rosenthal resigned as Chief Executive Officer and as a member of the Company's Board of Directors. Pursuant to his Separation Agreement, Mr. Rosenthal is entitled to receive separation payments which include: (i) accrued but undistributed amounts of his Base Distribution (as defined in his employment agreement) through March 1, 2000; (ii) a special distribution of $628,927.85 (previously approved by the Board of Directors of the Company in connection with his 1999 compensation) to be used by Mr. Rosenthal as payment in full of the remaining outstanding obligations under a recourse loan of $2.375 million made by the Operating

Partnership to Mr. Rosenthal in connection with the Company's IPO (See "Item 13, Certain Relationships and Related Transactions--Loan to Mr. Rosenthal"); and
(iii) a severance distribution in an amount equal to $1,750,000 of which $600,000 was paid in March 2000 and the balance of which has been paid and is payable, without interest, in eighteen equal monthly installments of $63,888.89 commencing March 31, 2000.

     Under the terms of the Separation Agreement with Mr. Rosenthal, the Company provided health and life insurance benefits will be maintained for eighteen months following the date of the Separation Agreement. Mr. Rosenthal's option awards under the Company's 1998 Long-Term Stock Incentive Plan became fully vested.

     The Separation Agreement with Mr. Rosenthal also included non-competition, non-solicitation and non-disclosure provisions which generally prohibited Mr. Rosenthal for a period of one year from the date of the Separation Agreement from (i) competing with the "business" (as such term is defined in the Separation Agreement) within a defined geographic area, (ii) soliciting employees, customers, vendors or tenants to terminate their relationship with the Company, and (iii) disclosing or using any "trade secret" (as such term is defined in the Separation Agreement).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors, which is required to have a majority of outside Directors who are neither employees nor officers of the Company, is charged with determining compensation for the Company's executive officers. Messrs. Dickey and Randall and Ms. Sharp currently serve on the Compensation Committee. Mr. Dickey is Chairman of the Compensation Committee.

     No executive officer of the Company served as a director or member of (i) the compensation committee of another entity which has an executive officer who is a Director of the Company or member of the Company's Compensation Committee,
(ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 2000.

                      REPORT OF THE COMPENSATION COMMITTEE

RESPONSIBILITIES OF THE COMMITTEE

     The Compensation Committee consists of three independent, non-employee directors: Messrs. Dickey and Randall and Ms. Sharp. It is the Compensation Committee's responsibility to:

     o Recommend and report to the Board of Directors concerning matters of compensation relating to the Company's senior executive officers, including the Named Executives;

     o    Administer the Company's executive incentive plans; and

     o Monitor the performance and compensation of the Company's senior executive officers.

THE STRUCTURE AND BASIS OF THE COMPANY'S COMPENSATION PROGRAM

     The Company's compensation programs are based on the following guiding principles:

     o Competitiveness - Offering competitive levels of total compensation, commensurate with performance, to attract critical executive talent.

     o Pay for Performance - Fostering a culture that motivates and rewards high-performing executives and emphasizes incentive based compensation.

     o Retention - Retaining exceptional executive talent and promoting management stability for the long-term benefit of the Company and its shareholders.

     o Shareholder Interests - Maintaining a compensation program that rewards the achievement of strategic objectives that enhance shareholder value.

     The Company's executive compensation programs consist of the following components:

BASE SALARY

     The Compensation Committee has the discretion (except as otherwise restricted by any employment agreements) to adjust the salaries of the Named Executives and other senior executive officers of the Company. The Compensation of the Named Executives in 2000 is set forth above under the caption entitled "--Summary Compensation Table."

     On February 25, 2000, Mr. G. Reschke was promoted from President and Chief Operating Officer to President and Chief Executive Officer of the Company. On July 19, 2000, he was further promoted to Chairman of the Board, President and Chief Executive Officer. As a result of the increase in Mr. G. Reschke's responsibilities, his base salary increased from $350,000 per year to $400,000 per year, effective January 1, 2001.

ANNUAL PERFORMANCE BONUS

     The annual performance bonus for senior officers is determined by the Compensation Committee based on a variety of criteria related to individual and company performance. In reviewing these criteria, the Compensation Committee noted that although the Company did not achieve certain performance or operating objectives, key members of the senior management team were instrumental in the Company's efforts to complete certain financings, financing amendments and sales transactions that helped stabilize the Company's financial position. In December of 2000, the Company completed a series of transactions that provided the Company an aggregate of $174 million net proceeds, including $120 million from financings and $54 million from the sale of four outlet centers. In addition, simultaneously with the closing of the financings, certain financing amendments which allowed the Company to cure defaults were finalized. The Compensation Committee noted that the financial condition of the Company during 2000 made it difficult to achieve certain performance and operating objectives. As a result of Mr. G. Reschke's performance in connection with the operation of the Company and such refinancings and sales, he received a compensatory bonus in 2000 equivalent to 50% of his then-current base salary. See "--Summary Compensation Table."

STOCK INCENTIVE PLANS

     During 2000, in order to provide greater equity interests to the Company's Chief Executive Officer and President and other senior executives, the Compensation Committee, pursuant to the Prime Retail, Inc. 1998 Long-Term Stock Incentive Plan (the "1998 Stock Incentive Plan"), approved the grant of options to purchase common shares to the Chief Executive Officer and President, other senior executives, and other employees of the Company, as set forth above in "Option Grants in Last Fiscal Year."

LONG TERM COMPENSATION

     On February 25, 2000, Mr. Rosenthal resigned his position as Chief Executive Officer and a director of the Company. The terms of his departure are set forth in the Separation Agreement (as defined above). The economic terms of the Separation Agreement generally reflect the severance arrangements contained in Mr. Rosenthal's prior employment agreement with the Company. Further, on April 5, 2000, Mr. M. Reschke and the Company terminated Mr. Reschke's employment agreement with the Company. For a discussion of the terms of the Separation Agreement and the termination of Mr. M. Reschke's employment with the Company, see "--Employment Agreements and Change of Control Agreements."

POLICY WITH RESPECT TO THE $1 MILLION DOLLAR DEDUCTION LIMIT

     One of the factors the Compensation Committee considers when developing compensation programs is the anticipated tax treatment to the Company and to the executives of various payments and benefits. Generally, the Compensation Committee intends to comply with Section 162(m) of the Internal Revenue Code.
Section 162(m) limits the ability of a publicly-held corporation such as the Company to deduct compensation in excess of $1 million paid to each named executive officer reported in the Summary Compensation Table, other than performance-based compensation. The Compensation Committee may, however, determine that it is necessary to exceed the limit on deductibility under
Section 162(m) to insure executive officers are compensated in a manner consistent with the Company's best interests and those of its shareholders.

                             COMPENSATION COMMITTEE

                                William P. Dickey
                               Kenneth A. Randall
                                 Sharon J. Sharp

                             STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative shareholder return of the Company's Common Stock ("PRT") to its peer group, the National Association of Real Estate Investment Trust's Equity Shopping Center Index (the "Shopping Center Index") and the S&P 500 Index over a five-year period, beginning December 31, 1995 and ending December 31, 2000. The total shareholder return assumes an initial investment of $100 at the beginning of the period in the Company's Common Stock, the Shopping Center Index and the S&P 500 Index. It also assumes reinvestment of all dividends. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


                                     [GRAPH]



                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN


                                     1995          1996          1997          1998          1999          2000
                                     ----          ----          ----          ----          ----          ----
PRT                                  100          116.25        143.83        117.44         77.49           6.46
Shopping Center Index                100          133.55        162.19        150.85        134.69        155.02
S&P 500 Index                        100          122.96        163.99        210.86        255.20        231.96


    ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock ("Common Shares") and of common units of limited partnership interests ("Common Units") in Prime Retail, L.P., a Delaware limited partnership in which the Company is the sole general partner (the "Operating Partnership"), as of April 30, 2001 for (a) each stockholder of the Company holding more than 5% of the voting securities of the Company, (b) each named executive officer listed in the Summary Compensation Table presented above, (c) the Directors of the Company and (d) the Directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. The number of shares represents the number of Common Shares the person holds, the number of Common Shares the person has the right to acquire upon exercise of certain stock options ("Stock Options") granted pursuant to the Company's 1994 Stock Incentive Plan, the Company's 1995 Stock Incentive Plan, the Consulting Agreement between the Operating Partnership and Marvin Traub Associates, Inc. ("MTA"), the Company's 1998 Long-Term Stock Incentive Plan and the Company's Amended and Restated Nonemployee Director Stock Plan (collectively, the "Stock Incentive Plans"), the number of Common Shares into which Common Units held by the person are exchangeable (if, as discussed below, the Company elects to issue Common Shares rather than pay cash upon such exchange) and the number of Common Shares into which shares of the Company's 8.5% Series B Cumulative Participating Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Shares"), held by the person are convertible. The extent to which a person directly holds Common Shares, Stock Options, Common Units or Series B Preferred Stock is set forth in the notes. The Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (as amended, the "Operating Partnership Agreement") provides that Common Units may be exchanged, subject to certain limitations, into Common Shares or, at the option of the Company, cash equal to the fair market value of a Common Share at the time of exchange. Holders of Series B Preferred Shares have the right, subject to ownership and transfer restrictions in the Company's charter intended to allow the Company to maintain its status as a REIT, to convert all or any of their Series B Preferred Shares into Common Shares at the conversion price of $20.90 per Common Share, subject to certain adjustments.



                                                 NUMBER OF                                   PERCENT OF ALL
                                               COMMON SHARES/                                     COMMON
                                                COMMON UNITS              PERCENT OF              SHARES/
NAME AND ADDRESS OF                           BENEFICIALLY OWNED      ALL COMMON SHARES       COMMON UNITS
BENEFICIAL OWNER (1)                                 (2)                     (3)                   (4)
-----------------------------------------     ------------------     ------------------     ----------------

Glenn D. Reschke (5)                              699,587                   (20)                 (20)
Robert A. Brvenik (6)                             116,680                   (20)                 (20)
C. Alan Schroeder (7)                             249,487                   (20)                 (20)
Steven S. Gothelf (8)                             123,269                   (20)                 (20)
John A. Mastin (9)                                 90,344                   (20)                 (20)
Michael W. Reschke (10)                         8,231,901                  16.0%                15.1%
The Prime Group, Inc. (11)                      7,595,929                  14.9%                14.0%
William H. Carpenter, Jr. (12)                    521,090                   (20)                 (20)
William P. Dickey (13)                            312,192                   (20)                 (20)
Norman Perlmutter (14)                          1,032,603                   2.3%                 1.9%
Robert D. Perlmutter (15)                          57,596                   (20)                 (20)
Kenneth A. Randall (16)                            13,500                   (20)                 (20)
Sharon J. Sharp                                     3,000                   (20)                 (20)
James R. Thompson (17)                            213,000                   (20)                 (20)
Marvin S. Traub(18)                                98,000                   (20)                 (20)
Directors and officers of the Company          11,757,249                  21.7%                21.6%
as a group (14 persons)
Maurice A. Halperin (19)                        4,115,709                   9.3%                 7.6%

----------
Notes:

(1) All of the Directors of the Company and the Named Executives may be contacted c/o Prime Retail, Inc., 100 East Pratt Street, Baltimore, Maryland 21202.

(2) The beneficial ownership of Common Shares and of Series B Preferred Shares reported herein is based upon filings with the Commission and is subject to confirmation by the Company that such ownership did not violate the ownership restrictions in the Company's charter. The ownership of Common Units reported herein is derived from the transfer records maintained by the Operating Partnership based on information provided by the Operating Partnership's limited partners. Information presented includes Common Shares issuable upon exercise of Stock Options which have vested or will vest within 60 days of April 30, 2001 as follows: Mr. G. Reschke 180,000; Mr. Brvenik 66,680; Mr. Schroeder 133,680; Mr. Mastin 82,500; Mr. Gothelf 89,500; Mr. Dickey 149,192; Mr. N. Perlmutter 319,508; Mr. R. Perlmutter 4,596; Mr. M. Reschke 450,000; Mr. Randall 10,000; Governor Thompson 150,000; and Mr. Traub, including Marvin Traub Associates, Inc. ("MTA") 55,000. Information presented also includes Common Shares issued pursuant to a Restricted Stock Award Plan which have vested or will vest within 60 days of April 30, 2001 as follows: Mr. N Perlmutter 63,000; Mr. Dickey 63,000; Governor Thompson 63,000; Mr. G. Reschke 15,687; Mr. Schroeder, 15,687; Mr. Gothelf 7,844; and Mr. Mastin 7,844.

(3) Information presented assumes exchange or conversion only of Common Units and Series B Preferred Shares owned by such beneficial owner for Common Shares. Information presented also includes Common Shares issuable upon exercise of Stock Options of such beneficial owner which have vested or will vest within 60 days of April 30, 2001.

(4) Information presented assumes exchange or conversion of all outstanding Common Units and Series B Preferred Shares for Common Shares and also includes Common Shares issuable upon exercise of Stock Options which have vested or will vest within 60 days of

     April 30, 2001. The Common Units may be exchanged on a one-for-one basis for Common Shares (or, at the Company's election, cash of an equivalent value) at any time.

(5) Information presented includes 251,300 Common Units which are held by Reschke I LLC, 68,287 Common Shares owned by Mr. G. Reschke, 180,000 Common Shares which Mr. G. Reschke has the right to acquire upon the exercise of Stock Options.

(6) Information presented includes 50,000 Common Shares owned by Mr. Brvenik and 66,680 Common Shares which Mr. Brvenik has the right to acquire upon exercise of Stock Options.

(7) Information presented includes 115,687 Common Shares owned by Mr. Schroeder, 120 Common Shares issuable to Mr. Schroeder upon conversion of the 100 Series B Preferred Shares owned by him and 133,680 Common Shares which Mr. Schroeder has the right to acquire upon exercise of certain Stock Options.

(8) Information presented includes 33,769 Common Shares owned by Mr. Gothelf and 89,500 Common Shares which Mr. Gothelf has the right to acquire upon exercise of Stock Options.

(9) Information presented includes 7,844 Common Shares owned by Mr. Mastin and 82,500 Common Shares which Mr. Mastin has the right to acquire upon exercise of Stock Options.

(10) Information presented includes 7,344,629 Common Units and 251,300 Common Shares held by PGI (Mr. M. Reschke is the Chairman and Chief Executive Officer of PGI) and certain limited partnerships affiliated with PGI, 199,548 Common Shares owned by Mr. M. Reschke, 11,424 Common Shares issuable to Mr. M. Reschke upon conversion of the 9,552 Series B Preferred Shares owned by him, and 450,000 Common Shares which Mr. M. Reschke has the right to acquire upon exercise of Stock Options. Mr. M. Reschke's address is c/o PGI, 77 West Wacker Drive, Suite 4200, Chicago, Illinois 60601.

(11) Information presented includes 7,344,629 Common Units and 251,300 Common Shares owned by The Prime Group, Inc. ("PGI") and certain limited partnerships affiliated with PGI. The address of PGI is 77 West Wacker Drive, Suite 4200, Chicago, Illinois 60601. Certain of the Common Units and Common Shares held by PGI have been pledged to certain unaffiliated third parties to secure certain indebtedness of PGI and its affiliates (collectively, the "Pledgees"). Unless and until the Pledgees foreclose on the pledged Common Units or have given notice of an event of default under the operative pledge or loan agreement, such entities will not have the direct or indirect power to vote or dispose of the Common Units so pledged. The Pledgees disclaim beneficial ownership of these pledged Common Units pursuant to Section 13d-4 of the Exchange Act.

(12) Information presented includes 100,000 Common Shares owned by Mr. Carpenter, 371,090 Common Units owned by Mr. Carpenter, 125,000 of which are held by a limited liability company controlled by Mr. Carpenter, and 50,000 Common Units which Mr. Carpenter has the right to acquire upon exercise of certain options granted by PGI.

(13) Information presented includes 163,000 Common Shares owned by Mr. Dickey and 149,192 Common Shares which Mr. Dickey has the right to acquire upon exercise of Stock Options.

(14) Information presented includes 89,742 Common Shares, 176 of which are owned by Mr. N. Perlmutter's wife and 764 of which are held in trust for Mr. Perlmutter's children, 2,700 Common Shares of which 320 are issuable to Mr.
     N. Perlmutter upon conversion of the 268 Series B Preferred Shares owned by him, 2,074 of which are issuable to Mr. N. Perlmutter's wife upon conversion of her 1,734 Series B Preferred Shares, and 306 of which are issuable to Mr. N. Perlmutter's children upon conversion of their 256 Series B Preferred Shares, 620,653 Common Units owned by Mr. N. Perlmutter's wife, and 319,508 Common Shares which Mr. N. Perlmutter has the right to acquire upon exercise of Stock Options.

(15) Information presented includes 53,000 Common Shares owned by Mr. R. Perlmutter and 4,596 Common Shares which Mr. R. Perlmutter has the right to acquire upon exercise of Stock Options.

(16) Information presented includes 3,500 Common Shares, 500 of which are owned by Mr. Randall's wife, and 10,000 Common Shares which Mr. Randall has the right to acquire upon exercise of Stock Options

(17) Information presented includes 63,000 Common Shares owned by Governor Thompson and 150,000 Common Shares which Governor Thompson has the right to acquire upon exercise of Stock Options.

(18) Information presented includes 43,000 Common Shares owned by Mr. Traub, 10,000 Common Shares which Mr. Traub has the right to acquire upon the exercise of Stock Options, and 45,000 Common Shares which MTA, an affiliate of Mr. Traub, has the right to acquire upon exercise of Stock Options.

(19) Information presented is based on a Schedule 13D/A filed with the Commission on February 15, 2001 by Maurice A. Halperin. The amounts set forth represent 3,418,309 Common Shares and 697,400 Series B Preferred Shares currently convertible into 834,229 Common Shares. Mr. Halperin's business address is 17890 Deauville Lane, Boca Raton, Florida 33496.

(20) Amount represents less than 1%.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     LOAN TO MR. ROSENTHAL. In connection with the IPO, the Operating Partnership made a recourse loan of $2.375 million for the benefit of Mr. Rosenthal. Mr. Rosenthal used such loan proceeds to acquire 125,000 Common Units at a price of $19.00 per unit, reflecting the IPO price per share of Common Stock. Mr. Rosenthal incurred such loan and made such purchases through the Executive LLC that he controls and which was the borrower under such loan. The loan was secured by a pledge of 125,000 Common Units acquired with the proceeds thereof and was guaranteed by Mr. Rosenthal. As a part of the severance package included in Mr. Rosenthal's

Separation Agreement (see "Item 11. Executive Compensation--Employment Agreements and Change of Control Agreements"), Mr. Rosenthal received a special distribution in 2000 in the amount of $628,927.85 which was used as payment in full of the remaining outstanding obligations under the loan.

     SEPARATION AGREEMENT WITH, AND LOAN TO, MR. CARPENTER. The Company entered into a separation agreement (the "Carpenter Separation Agreement") with Mr. Carpenter dated as of August 24, 2000. On the same day primeoutlets.com inc. entered into a separation agreement (the "primeoutlets.com Carpenter Separation Agreement") with Mr. Carpenter. Pursuant to the primeoutlets.com Carpenter Separation Agreement, Mr. Carpenter resigned as President and Chief Executive Officer of primeoutlets.com inc. and resigned as a member of primeoutlets.com inc.'s Board of Directors. Pursuant to the Carpenter Separation Agreement, Mr. Carpenter is entitled to receive separation payments which include (i) a special distribution of $628,896.16 (previously approved by the Board of Directors in connection with his 1999 compensation) to be used by Mr. Carpenter as payment in full of the remaining outstanding obligations under a recourse loan of $2.375 million made by the Operating Partnership to Mr. Carpenter in connection with the Company's IPO, and (ii) a severance distribution in an amount equal to $1,600,000 which was to have been paid in monthly installments until July 31, 2001, without interest. Under the Carpenter Separation Agreement, the Company agreed to provide health and life insurance benefits for the 12-month period beginning on the date of the Carpenter Separation Agreement.

     Under the Carpenter Separation Agreement, Mr. Carpenter agreed to surrender to the Company all of Mr. Carpenter's options to purchase the Company's stock. The Carpenter Separation Agreement also includes non-competition, non-solicitation and non-disclosure provisions which generally prohibit Mr. Carpenter for a period of one year from the date of the Carpenter Separation Agreement from (i) providing services to, or be employed by, certain named companies, (ii) soliciting employees, customers, vendors or tenants to terminate their relationship with the Company, and (iii) disclosing or using any "trade secret" (as such term is defined in the Carpenter Separation Agreement.)

     Pursuant to the primeoutlets.com Carpenter Separation Agreement, Mr. Carpenter forfeited all primeoutlets.com inc. stock options and interest in primeoutlets.com inc. In addition, the primeoutlets.com Carpenter Separation Agreement included non-competition, non-solicitation and non-disclosure provisions similar to the provisions in the Carpenter Separation Agreement discussed in the prior paragraph.

     In connection with the IPO, the Operating Partnership made a recourse loan of $2.375 million for the benefit of Mr. Carpenter. Mr. Carpenter used such loan proceeds to acquire 125,000 Common Units at a price of $19.00 per unit, reflecting the IPO price per share of Common Stock. Mr. Carpenter incurred such loan and made such purchase through the Executive LLC that he controls and which was the borrower under such loan. The loan was secured by a pledge of 125,000 Common Units acquired with the proceeds thereof and was guaranteed by Mr. Carpenter. As described above, as a part of his severance package, Mr. Carpenter received a special distribution during 2000 in the amount of $628,896.16 which was used as payment in full of the remaining outstanding obligations under the loan.

     OBLIGATIONS WITH RESPECT TO HORIZON GROUP PROPERTIES, INC. ("HGP") CREDIT FACILITIES. As of December 31, 2000, the Company is a guarantor or otherwise obligated with respect to an aggregate of approximately $12.7 million of the indebtedness of HGP and its affiliates, including a $10 million obligation under HGP's secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July, 2001 and is collateralized by seven properties located throughout the United States. HGP is a publicly traded company which was formed in connection with the Company's merger with Horizon in June 1998. Mr. M. Reschke, Director of the Company, is a member of the board of directors of HGP. In the event HGP is unable to make debt service payments under such facility, the Operating Partnership may be required by the lenders to make payments under such guarantee.

     OTHER TRANSACTIONS. Governor James R. Thompson, a Director of the Company, is Chairman of the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to the Company.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      3.       EXHIBITS

                  EXHIBIT
                  NUMBER     DESCRIPTION
                  --------   -----------
                  10.8A      Amendment to Employment Agreement dated June 11, 2000 by and between Prime
                             Retail, Inc. and Robert A. Brvenik dated as of April 2, 2001.

                  10.9A      Amendment to Employment Agreement dated May 3, 2000 by and between Prime
                             Retail, Inc. and C. Alan Schroeder dated as of April 2, 2001.

                  10.10A.    Amendment to Employment Agreement dated May 3, 2000 by and between Prime
                             Retail, Inc. and Steven S. Gothelf dated as of April 2, 2001.

                  10.11A.    Amendment to Employment Agreement dated May 3, 2000 by and between Prime
                             Retail, Inc. and John S. Mastin dated as of April 2, 2001.

                  10.13.     Employment Agreement dated as of July 24, 2000 by and between Prime Retail,
                             Inc. and Glenn D. Reschke.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PRIME RETAIL, INC.

Dated:  April 30, 2001
                                  /s/ C. Alan Schroeder
                                  ----------------------------------------
                                  By:    C. Alan Schroeder
                                  Title: Executive Vice President -
                                         General Counsel & Secretary