Form 10-Q
period 2001-03-31
PRIME RETAIL INC/BD/
filed 2001-05-15
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934, for the Transition Period From        to
                                                              -----    -----

                        Commission file number                 001-13301
                                                       -------------------------

                             PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                        38-2559212
------------------------------------        ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


  100 East Pratt Street
  Nineteenth Floor
  Baltimore, Maryland                                          21202
------------------------------------        ------------------------------------
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

Yes   X           No
    -----            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of May 14, 2001, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                         PAGE


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 2001 and
       December 31, 2000................................................  1

     Consolidated Statements of Operations for the three
       months ended March 31, 2001 and 2000.............................  2

     Consolidated Statements of Cash Flows for the three
       months ended March 31, 2001 and 2000.............................  3

     Notes to the Consolidated Financial Statements.....................  5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................... 11

Item 3.  Quantitative and Qualitative Disclosures of Market Risk........ 23

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.............................................. 24

Item 2.  Changes in Securities.......................................... 26

Item 3.  Defaults Upon Senior Securities................................ 26

Item 4.  Submission of Matters to a Vote of Security Holders............ 26

Item 5.  Other Information.............................................. 26

Item 6.  Exhibits or Reports on Form 8-K................................ 26

Signatures.............................................................. 27

                                                         PRIME RETAIL, INC.

                                                     Consolidated Balance Sheets

                                          (Amounts in thousands, except share information)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31, 2001         December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                    $ 151,974                 $ 151,941
     Buildings and improvements                                                              1,326,892                 1,322,368
     Property under development                                                                  3,575                     3,573
     Furniture and equipment                                                                    15,254                    15,225
                                                                               ------------------------  ------------------------
                                                                                             1,497,695                 1,493,107
     Accumulated depreciation                                                                 (230,796)                 (217,569)
                                                                               ------------------------  ------------------------
                                                                                             1,266,899                 1,275,538
Cash and cash equivalents                                                                        5,689                     8,906
Restricted cash                                                                                 41,381                    54,920
Accounts receivable, net                                                                        11,804                    13,480
Deferred charges, net                                                                           17,353                    19,533
Assets held for sale                                                                             8,460                    43,230
Due from affiliates, net                                                                         2,727                     2,432
Investment in partnerships                                                                      20,944                    22,372
Other assets                                                                                    22,259                    21,610
                                                                               ------------------------  ------------------------
          Total assets                                                                     $ 1,397,516               $ 1,462,021
                                                                               ========================  ========================

Liabilities and Shareholders' Equity
Bonds payable                                                                                 $ 32,455                  $ 32,455
Notes payable                                                                                  959,236                   997,698
Accrued interest                                                                                 7,553                     5,267
Real estate taxes payable                                                                        7,713                     8,555
Construction costs payable                                                                         176                     1,850
Accounts payable and other liabilities                                                          40,031                    60,213
                                                                               ------------------------  ------------------------
     Total liabilities                                                                       1,047,164                 1,106,038

Minority interests                                                                               1,494                     1,495

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
          par value (liquidation preference of $65,802), 2,300,000
          shares issued and outstanding                                                             23                        23
     8.5% Series B Cumulative Participating Convertible Preferred
          Stock, $0.01 par value (liquidation preference of $218,576),
          7,828,125 shares issued and outstanding                                                   78                        78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                   436                       436
  Additional paid-in capital                                                                   709,373                   709,373
  Distributions in excess of net income                                                       (361,052)                 (355,422)
                                                                               ------------------------  ------------------------
      Total shareholders' equity                                                               348,858                   354,488
                                                                               ------------------------  ------------------------
          Total liabilities and shareholders' equity                                       $ 1,397,516               $ 1,462,021
                                                                               ========================  ========================

=================================================================================================================================

See accompanying notes to financial statements.

                                                         PRIME RETAIL, INC.

                                                Consolidated Statements of Operations

                                        (Amounts in thousands, except per share information)
------------------------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,                                                                 2001                      2000
------------------------------------------------------------------------------------------------------------------------------
REVENUES
Base rents                                                                                 $ 36,932                  $ 44,248
Percentage rents                                                                                717                     1,487
Tenant reimbursements                                                                        17,724                    22,012
Interest and other                                                                            2,744                     5,094
                                                                            ------------------------  ------------------------
  Total revenues                                                                             58,117                    72,841

EXPENSES
Property operating                                                                           14,133                    17,532
Real estate taxes                                                                             5,226                     5,731
Depreciation and amortization                                                                13,675                    16,237
Corporate general and administrative                                                          3,301                     5,433
Interest                                                                                     24,443                    24,023
Other charges                                                                                 3,702                     1,529
Loss on eOutlets.com                                                                              -                    12,964
Loss on Designer Connection                                                                       -                     1,079
                                                                            ------------------------  ------------------------
  Total expenses                                                                             64,480                    84,528
                                                                            ------------------------  ------------------------

LOSS BEFORE GAIN ON SALE OF REAL ESTATE                                                      (6,363)                  (11,687)
Gain on sale of real estate                                                                     732                         -
                                                                            ------------------------  ------------------------
LOSS BEFORE MINORITY INTERESTS                                                               (5,631)                  (11,687)
(Income) loss allocated to minority interests                                                     1                       (32)
                                                                            ------------------------  ------------------------
NET LOSS                                                                                     (5,630)                  (11,719)
Income allocated to preferred shareholders                                                   (5,668)                   (5,668)
                                                                            ------------------------  ------------------------

NET LOSS APPLICABLE TO COMMON SHARES                                                      $ (11,298)                $ (17,387)
                                                                            ========================  ========================

BASIC AND DILUTED LOSS PER COMMON SHARE                                                     $ (0.26)                  $ (0.40)
                                                                            ========================  ========================

WEIGHTED-AVERAGE BASIC AND DILUTED
  COMMON SHARES OUTSTANDING                                                                  43,578                    43,379
                                                                            ========================  ========================
==============================================================================================================================

See accompanying notes to financial statements.

                                                         PRIME RETAIL, INC.

                                                Consolidated Statements of Cash Flows

                                                       (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31,                                                                   2001                      2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss                                                                                    $ (5,630)                $ (11,719)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Income (loss) allocated to minority interests                                                (1)                       32
     Gain on sale of real estate                                                                (732)                        -
     Depreciation                                                                             13,559                    16,070
     Amortization of deferred financing costs and
        interest rate protection contracts                                                     2,014                       845
     Amortization of debt premiums                                                              (812)                     (778)
     Amortization of leasing commissions                                                         116                       167
     Provision for uncollectible accounts receivable                                           3,071                     1,028
     Loss on eOutlets.com                                                                          -                    12,964
     Loss on Designer Connection                                                                   -                     1,079
     Gain on sale of land                                                                          -                    (2,472)
Changes in operating assets and liabilities:
     Increase in accounts receivable                                                          (1,582)                     (322)
     (Increase) decrease in restricted cash                                                   13,478                      (624)
     Increase in other assets                                                                   (551)                   (2,603)
     Decrease in accounts payable and other liabilities                                      (17,020)                   (7,273)
     Increase (decrease) in real estate taxes payable                                           (236)                    1,990
     Increase in accrued interest                                                              2,286                       600
                                                                                            --------                 ---------
       Net cash provided by operating activities                                               7,960                     8,984
                                                                                            --------                 ---------

Investing Activities
Additions to investment in rental property                                                    (5,626)                  (21,663)
Payments made for eOutlets.com                                                                (1,375)                   (7,057)
Proceeds from sale of land                                                                         -                     4,622
Proceeds from sales of operating properties                                                   33,547                    11,063
                                                                                            --------                 ---------
       Net cash provided by (used in) investing activities                                    26,546                   (13,035)
                                                                                            --------                 ---------
Financing Activities
Proceeds from notes payable                                                                      199                     9,066
Principal repayments on notes payable                                                        (37,849)                  (11,507)
Deferred financing fees                                                                          (73)                      (75)
                                                                                            --------                 ---------
       Net cash used in financing activities                                                 (37,723)                   (2,516)
                                                                                            --------                 ---------

Decrease in cash and cash equivalents                                                         (3,217)                   (6,567)
Cash and cash equivalents at beginning of period                                               8,906                     7,343
                                                                                            --------                 ---------
Cash and cash equivalents at end of period                                                   $ 5,689                     $ 776
                                                                                            ========                 =========

====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                             (Amounts in thousands)



Supplemental Disclosure of Noncash Investing and Financing Activities:

The following assets and liabilities were sold in connection with the sale of Prime Outlets at Williamsburg on February 23, 2000:

    Book value of assets disposed, net................................ $ 53,563
    Cash received.....................................................  (11,063)
    Promissory note received..........................................  (10,000)
                                                                       --------
    Debt disposed..................................................... $ 32,500
                                                                       ========

================================================================================
See accompanying notes to financial statements.

                               Prime Retail, Inc.
                   Notes to Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 -- Interim Financial Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

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

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform to the current period presentation.

Note 2 -- Dispositions

        On February 2, 2001, the Company sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, the Company sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado c onsisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales of were used to prepay an aggregate of $9,137 of the Company's outstanding mezzanine loan (the "Mezzanine Loan") in accordance with the terms of such loan agreement. In connection with these sales, the Company recorded an aggregate gain on the sale of real estate of $732 during the quarter ended March 31, 2001. The operating results of these properties are included in the Company's results of operations through the respective dates of disposition. At December 31, 2000, these properties were classified as assets held for sale in the Consolidated Balance Sheet with an aggregate carrying value of $34,770.

        In conjunction with the sale of Prime Outlets at Silverthorne, the Company substituted Prime Outlets at Lebanon into the cross-collateral asset pool of its first mortgage and expansion loan pursuant to the collateral substitution provisions contained in the loan agreement. Prime Outlets at Silverthorne was previously one of fifteen properties in the cross-collateral asset pool.

Note 3 -- Bonds and Notes Payable

Debt Transactions

        In connection with the sales of Northgate Plaza and Prime Outlets at Silverthorne during the three months ended March 31, 2001, the Company repaid mortgage indebtedness of $5,966 and $18,078, respectively. In addition, net cash proceeds from these property sales were used to prepay an aggregate of $9,137 of the Company's outstanding Mezzanine Loan. As of March 31, 2000, the outstanding principal balance of the Mezzanine Loan was $78,863. See Note 2 - "Dispositions" for additional information.

Debt Service Obligations

        The Company's aggregate indebtedness, excluding unamortized debt premiums, was $978,359 at March 31, 2001. At March 31, 2001, such indebtedness had a weighted-average maturity of 4.11 years and bore contractual interest at a weighted-average rate of 9.12% per annum. At March 31, 2001, $820,474, or 83.9%, of such indebtedness bore interest at fixed rates and $157,885, or 16.1%, of such indebtedness bore interest at variable rates. The Company utilizes derivative financial instruments to manage its interest rate risk associated with variable rate debt. As of March 31, 2001, the Company's remaining scheduled principal payments for 2001 were $43,693. These scheduled principal payments include first mortgages on Prime Outlets at Edinburgh aggregating $16,402 due on June 10, 2001 and a first mortgage of $6,527 on land in Camarillo, California due on November 1, 2001.

        The Company plans to either refinance or extend the maturity of its mortgage indebtedness maturing during 2001. In the event the Company is unable to refinance or extend the maturity of such indebtedness, it will consider the repayment of the outstanding balance through proceeds from potential sales of property or may give the property back to the mortgage lender. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of the refinancings or extensions of maturities, if they should occur, will be as favorable as the Company has experienced in prior periods.

        As of March 31, 2001, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,522 of the indebtedness of Horizon Group Properties, Inc. and its affiliates including a $10,000 obligation under a secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States. As of March 31, 2001, no claims had been made against the Company's guaranty by the lender.

Debt Compliance

     As of March 31, 2001, the Company was in compliance with all financial debt covenants under its recourse loan agreements. However, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

Defaults on Certain Non-recourse Mortgage Indebtedness

        Subsidiaries of the Company have suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $33,697 which are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas. The Company remains in discussions with the holder of the mortgage loans regarding potential restructuring of their existing terms. There can be no assurance that such discussions will lead to any modification to the terms of the mortgage loans and that the two properties will not be foreclosed. Because the two mortgage loans are non-recourse, the Company does not believe the existing defaults or any related foreclosure will have a material impact on its results of operations or financial position.

        Various mortgage loans, related to projects in which the Company, through subsidiaries, indirectly owns joint venture interests, have matured and are in default. The mortgage loans are (i) a $10,389 first mortgage loan on Phase I of the outlet center in Bellport, New York, held by Union Labor Life Insurance Company ("Union Labor"); (ii) mortgage loans aggregating $29,436 on Prime Outlets at New River located in New River, Arizona, held by Fru-Con Development Corporation ("Fru-Con"); and (iii) a $13,539 first mortgage loan on the outlet center in Oxnard, California, also held by Fru-Con. Fru-Con and the Company are each 50.0% partners in both the New River and Oxnard outlet centers.

     Union Labor has filed for foreclosure on Phase I of the Bellport Outlet Center. A receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing Phase I of the Bellport Outlet Center. Fru-Con completed on May 8, 2001 the foreclosure sale of Prime Outlets at New River. The Company continues to negotiate the terms of a transfer of its ownership interest in the Oxnard outlet center to Fru-Con. The Company believes none of these mortgage loans is recourse to the Company. In addition, the Company and its affiliates had been receiving none of the net operating income from Phase I of the Bellport Outlet Center and Prime Outlets at New River prior to the loss of control of the projects. Therefore, the Company does not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on its results of operations or financial position.

     The Company, through affiliates, holds a 51% interest in the owner of Phases II and III of an outlet center in Bellport, New York on which the first mortgage loan of $7,795 matured on May 1, 2001. The Company, on behalf of the owner, is currently in discussion with the lender to modify the terms and extend the maturity of this mortgage indebtedness. In the event the Company is unable to modify the terms and extend the maturity of such indebtedness, it will consider the repayment of the outstanding balance through proceeds from a potential sale of the property. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the matured indebtedness or that the terms of the modification and extension of the maturity, if it should occur, will be as favorable as the Company has experienced in prior periods. Although this loan is recourse, the Company believes that any default or foreclosure under this loan will not have a material impact on its results of operations or financial position.

Note 4 - Shareholders' Equity

     In order to qualify as a real estate investment trust ("REIT") for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 90% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions in accordance with the requirements of the Internal Revenue Code of 1986, as amended, necessary to remain qualified as a REIT, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

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

     The Company is currently in arrears on six quarters of preferred stock distributions due February 15, 2000 through May 15, 2001. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, voting together as a single class, will have the right to elect two additional members to the Company's Board of Directors so long as the equivalent of six consecutive quarterly dividends on these series of preferred stock remain in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

     The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its Mezzanine Loan. In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of March 31, 2001, unpaid dividends for the period November 16, 1999 through March 31, 2001 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $8,302 and $22,873, respectively. The annual dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock are $6,038 ($2.625 per share) and $16,636 ($2.125 per share), respectively.

Note 5-- Risk Management Activities

        In June 2000, the Financial Accounting Standards Board ("FASB" issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 138 and SFAS No. 133 effective January 1, 2001 and such adoption did not have a material impact on its results of operations or financial position.

Note 6 -- Legal Proceedings

     On October 13, 2000 and thereafter, eight complaints were filed in the United States District Court for the District of Maryland against the Company and four individual defendants. The four individual defendants are: William H. Carpenter, Jr., the former President and Chief Operating Officer and a current director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were recently appointed. The Company expects a consolidated complaint to be filed within the next 15 days. The Company believes that the complaints are without merit and intends to defend against them vigorously. The outcome of these lawsuits, and the ultimate liability of the defendants, if any, cannot be predicted.

     The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has filed a notice of its appeal from the U.S. District Court's decision and a briefing schedule has been issued by the Court. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

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

     Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates filed on March 29, 2001 a lawsuit against the Company and various affiliates. The plaintiffs allege that the Company and its affiliates have breached various provisions in the plaintiffs' leases and, as a result, overcharged the plaintiffs for common area maintenance charges and promotion fund charges at various centers where the plaintiffs are tenants. The Company has not filed its response to the complaint. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

     The New York Stock Exchange ("NYSE") and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters.

     The Company has received notification from the NYSE that it believes the Company is "below criteria" for continued listing of its common stock on the NYSE. In order to avoid delisting of its common stock, the Company currently intends to seek shareholder approval for a reverse stock split at its annual meeting of shareholders to be held in the summer of 2001.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

           (Amounts in thousands, except share, unit and square foot information)


Introduction

     The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The Company's operations are conducted through the Operating Partnership. The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.
Cautionary Statements

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, risks associated with the Company's high level of leverage and its ability to refinance such indebtedness as it becomes due; the risk that the Company or its subsidiaries will not remain in compliance with existing loan covenants; the effects of future events on the Company's financial performance; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with tenant bankruptcies, store closings and the non-payment of contractual rents; risks associated with the Company's potential asset sales; the risk of potential increase in market interest rates from current levels; risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties; risks associated with litigation; and risks associated with competition from web-based and catalogue retailers.
Outlet Center Portfolio

Portfolio GLA and Occupancy

     The Company's outlet center portfolio consisted of 47 properties totaling 13,239,000 square feet of gross leasable area ("GLA") at March 31, 2001, compared to 48 properties totaling 13,497,000 square feet of GLA at December 31, 2000 and 51 properties totaling 14,767,000 square feet of GLA at March 31, 2000. The changes in the Company's outlet center GLA are due to certain (i) sales transactions during 2001 and 2000 and (ii) development activities during 2000. Such changes are discussed below and are collectively referred to as the "Portfolio GLA Activity".

     The Company's outlet center portfolio was 89.9% and 90.7% occupied on March 31, 2001 and 2000, respectively. For the quarter ended March 31, 2001, weighted-average occupancy in the outlet center portfolio was 90.2%, compared to 91.0% for the same period in 2000. The 2001 period decline in weighted-average and period-end occupancy was primarily attributable to certain tenant bankruptcies, abandonments and store closings

2001 Sales Transactions

     On March 16, 2001, the Company completed the sale of Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC. The operating results of Prime Outlets at Silverthorne are included in the Company's results of operations through the date of disposition.

2000 Development Activities

     During 2000, the Company completed the development of 390,000 square feet of GLA consisting of the opening of (i) Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 176,000 square feet of GLA, and
(ii) four expansions to outlet centers totaling 214,000 square feet of GLA.

2000 Sales Transactions

     On December 22, 2000, the Company completed the sale of four outlet centers aggregating 1,592,000 square feet of GLA to a joint venture partnership comprised of Chelsea Property Group, Inc. and Fortress Investment Group, L.L.C. The four outlet centers which were sold are located in Gilroy, California, Michigan City, Indiana, Waterloo, New York and Kittery, Maine.

     On February 23, 2000, the Company sold Prime Outlets at Williamsburg, which contains 274,000 square feet of GLA, to a joint venture partnership (the "Prime/Estein Venture"). The Company owns a 30% interest in the Prime/Estein Venture. Commencing on the date of disposition, the Company accounts for the operating results of this outlet center in accordance with the equity method of accounting.

     The following table sets forth certain information with respect to the Company's outlet center portfolio as of March 31, 2001.

                                                                                           Grand            GLA           Occupancy
Outlet Centers                                                                         Opening Date       (Sq. Ft.)       Percentage
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont-- Fremont, Indiana.....................................        October 1985        229,000              91%

Prime Outlets at Birch Run (2)-- Birch Run, Michigan............................      September 1986        724,000              93

Prime Outlets at Latham-- Latham, New York......................................         August 1987         43,000              88

Prime Outlets at Williamsburg (3)-- Williamsburg, Virginia......................          April 1988        274,000              99

Prime Outlets at Pleasant Prairie-- Kenosha, Wisconsin..........................      September 1988        269,000              91

Prime Outlets at Edinburgh-- Edinburgh, Indiana.................................      September 1989        298,000              97

Prime Outlets at Burlington-- Burlington, Washington ...........................            May 1989        174,000              91

Prime Outlets at Queenstown-- Queenstown, Maryland..............................           June 1989        221,000              99

Prime Outlets at Hillsboro-- Hillsboro, Texas...................................        October 1989        359,000              94

Prime Outlets at Oshkosh-- Oshkosh, Wisconsin...................................       November 1989        260,000              94

Prime Outlets at Warehouse Row (4)-- Chattanooga, Tennessee.....................       November 1989         95,000              91

Prime Outlets at Perryville-- Perryville, Maryland..............................           June 1990        148,000              93

Prime Outlets at Sedona-- Sedona, Arizona ......................................         August 1990         82,000             100

Prime Outlets at San Marcos-- San Marcos, Texas.................................         August 1990        549,000              94

Prime Outlets at Anderson-- Anderson, California................................         August 1990        165,000              91

Prime Outlets at Post Falls-- Post Falls, Idaho ................................           July 1991        179,000              74

Prime Outlets at Ellenton-- Ellenton, Florida...................................        October 1991        481,000             100

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina.................        October 1991        187,000              91

Prime Outlets at Naples-- Naples/Marco Island, Florida..........................       December 1991        146,000              90

Prime Outlets at Conroe-- Conroe, Texas.........................................        January 1992        282,000              92

Bellport Outlet Center (5)-- Bellport, New York--  Phase I......................            May 1992         95,000              87
Bellport Outlet Center (5)-- Bellport, New York--  Phases II/III................       November 1996        197,000              69
                                                                                                         ----------             ---
                                                                                                            292,000              75

Prime Outlets at Niagara Falls USA-- Niagara Falls, New York....................           July 1992        534,000              90

Prime Outlets at Woodbury-- Woodbury, Minnesota.................................           July 1992        250,000              78

Prime Outlets at Calhoun-- Calhoun, Georgia.....................................        October 1992        254,000              88

Prime Outlets at Castle Rock-- Castle Rock, Colorado............................       November 1992        480,000              94

Prime Outlets at Bend-- Bend, Oregon............................................       December 1992        132,000              98

Prime Outlets at Jeffersonville II-- Jeffersonville, Ohio.......................          March 1993        314,000              52


------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Grand             GLA           Occupancy
Outlet Centers                                                                         Opening Date       (Sq. Ft.)       Percentage
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio........................           July 1993        407,000              90%

Prime Outlets at Gainesville-- Gainesville, Texas...............................         August 1993        316,000              83

Prime Outlets at Loveland-- Loveland, Colorado..................................            May 1994        328,000              89

Oxnard Factory Outlet (6)-- Oxnard, California..................................           June 1994        148,000              75

Prime Outlets at Grove City-- Grove City, Pennsylvania..........................         August 1994        533,000              98

Prime Outlets at Huntley-- Huntley, Illinois....................................         August 1994        282,000              82

Prime Outlets at Florida City-- Florida City, Florida...........................      September 1994        208,000              77

Prime Outlets at Pismo Beach-- Pismo Beach, California..........................       November 1994        148,000              92

Prime Outlets at Tracy-- Tracy, California......................................       November 1994        153,000              90

Prime Outlets at Vero Beach-- Vero Beach, Florida...............................       November 1994        326,000              95

Prime Outlets at Odessa-- Odessa, Missouri......................................           July 1995        296,000              81

Prime Outlets at Darien (7)-- Darien, Georgia...................................           July 1995        307,000              81

Prime Outlets at New River (8)-- Phoenix, Arizona...............................      September 1995        326,000              91

Prime Outlets at Gulfport (9)-- Gulfport, Mississippi...........................       November 1995        306,000              84

Prime Outlets at Lodi-- Burbank, Ohio...........................................       November 1996        313,000              94

Prime Outlets at Gaffney (9)-- Gaffney, South Carolina..........................       November 1996        305,000              91

Prime Outlets at Lee-- Lee, Massachusetts.......................................           June 1997        224,000             100

Prime Outlets at Lebanon--  Lebanon, Tennessee..................................          April 1998        229,000              98

Prime Outlets at Hagerstown-- Hagerstown, Maryland..............................         August 1998        487,000              94

Prime Outlets of Puerto Rico-- Barceloneta, Puerto Rico.........................           July 2000        176,000              88
                                                                                                         ----------             ---

Total Outlet Centers (10)                                                                                13,239,000              90%
                                                                                                         ==========             ===

====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of March 31, 2001 as a percent of available square feet of GLA.
(2)    The Company owns 30% of this outlet center in a joint venture partnership.
(3) On February 23, 2000, the Company sold this outlet center to a joint venture partnership in which the Company owns a 30.0% interest.
(4) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space, not included in this table, which was 95% occupied as of March 31, 2001.
(5) The Company through affiliates owns 50% of Phase I and 51% of Phases II and III of this outlet center in joint venture partnerships.
(6)    The Company owns 50% of this outlet center in a joint venture partnership.
(7) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(8)    As of  March 31, 2001  the  Company  owned 50% of this outlet center in a
       joint  venture partnership.   On  May 8, 2001 the lender, an affiliate of
       the Company's partner, completed a foreclosure sale of this outlet center. The Company no longer has an interest in this outlet center.
(9) The real property on which this outlet center is located is subject to a long-term ground lease.
(10) The Company owns two community centers, not included in this table, containing 219,000 square feet of GLA in the aggregate that were 83% occupied as of March 31, 2001.

Results of Operations

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

Summary

     The Company reported net losses of $5,630 and $11,719 for the three months ended March 31, 2001 and 2000, respectively. For the three months ended March 31, 2001, the net loss applicable to common shareholders was $11,298, or $0.26 per common share on a basic and diluted basis. For the three months ended March 31, 2000, the net loss applicable to common shareholders was $17,387, or $0.40 per common share on a basic and diluted basis.

     The 2001 results include a non-recurring aggregate gain on the sale real estate of $732. The 2000 results reflect certain non-recurring items, including
(i) a gain on the sale of outparcel land of $2,472 included in interest and other income, (ii) general and administrative expenses consisting of severance and other compensation costs aggregating $1,750, (iii) a loss on eOutlets.com of $12,964 and (iv) a loss on Designer Connection of $1,079.

Revenues

     Total revenues were $58,117 for the three months ended March 31, 2001 compared to $72,841 for the three months ended March 31, 2000, a decrease of $14,724, or 20.2%. Base rents decreased by $7,316, or 16.5%, to $36,932 during the three months ended March 31, 2001 from $44,248 for the same period in 2000. These decreases are primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Straight-line rent expense, included in base rent, was $200 and $406 for the three months ended March 31, 2001 and 2000, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased by $770, or 51.8%, to $717 during the three months ended March 31, 2001 from $1,487 for the same period in 2000. This decline was primarily due to the Portfolio GLA Activity.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $4,288, or 19.5%, to $17,724 in 2001 from $22,012 in 2000. This decline was primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period.

     Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 91.6% during the three months ended March 31, 2001 compared to 94.6% for the same period in 2000. This decline is partially attributable to the reduction in outlet center occupancy during the 2001 period.

     Interest and other income decreased by $2,350, or 46.1%, to $2,744 during the three months ended March 31, 2001 from $5,094 for the same period in 2000. The decease was primarily attributable to a non-recurring gain on sale of outparcel land of $2,472 during the 2000 period.

Expenses

     Property operating expenses decreased by $3,399, or 19.4%, to $14,133 during the three months ended March 31, 2001 from $17,532 for the same period in 2000. Real estate taxes expense decreased by $505, or 8.8%, to $5,226 during the three months ended March 31, 2001 from $5,731 for the same period in 2000. These decreases are primarily due to the Portfolio GLA Activity.

     As shown in TABLE 1, depreciation and amortization expense decreased by $2,562, or 15.8%, to $13,675 during the three months ended March 31, 2001 from $16,237 for the same period in 2000. This decrease results from the depreciation of assets associated with the Portfolio GLA Activity.

Table 1--Components of Depreciation and Amortization Expense

        The components of depreciation and amortization expense are summarized as follows:

 -------------------------------------------------------------------------------
 Three months ended March 31,                                2001          2000
 -------------------------------------------------------------------------------

 Building and improvements...............................   $6,889        $8,798
 Land improvements.......................................    1,536         1,400
 Tenant improvements.....................................    4,374         5,453
 Furniture and fixtures..................................      760           419
 Leasing commissions.....................................      116           167
                                                           -------       -------

       Total.............................................  $13,675       $16,237
                                                           =======       =======

================================================================================

     As shown in TABLE 2, interest expense increased by $420, or 1.7%, to $24,443 during the three months ended March 31, 2001 from $24,023 for the same period in 2000. This increase reflects (i) an increase in amortization of deferred financing costs of $1,155, (ii) a reduction in the amount of interest capitalized in connection with development projects of $1,100 and (iii) an increase in amortization of interest rate protection contracts of $14. Partially offsetting these items was (i) lower interest incurred of $1,816 and (ii) an increase in amortization of debt premiums of $33.

     The decrease in interest incurred is primarily attributable to a reduction of $231,137 in the Company's weighted average debt outstanding, excluding debt premiums, during the three months ended March 31, 2001 compared to the same period in 2000. The effect of the reduction in weighted-average debt outstanding was partially offset by an increase of 1.15% in the weighted-average contractual interest rate on outstanding indebtedness for the three months ended March 31, 2001 compared to the same period in 2000. The weighted-average contractual interest rates for the 2001 and 2000 periods were 9.36% and 8.21%, respectively.

Table 2--Components of Interest Expense

        The components of interest expense are summarized as follows:

 -------------------------------------------------------------------------------
 Three months ended March 31,                               2001          2000
 -------------------------------------------------------------------------------

 Interest incurred....................................... $23,240       $25,056
 Amortization of debt premiums...........................    (811)         (778)
 Interest capitalized....................................       -        (1,100)
 Amortization of deferred financing costs................   1,979           824
 Amortization of interest rate protection contracts......      35            21
                                                          -------       -------
       Total..........................................    $24,443       $24,023
                                                          =======       =======

 ===============================================================================

     Other charges increased by $2,137, or 139.8%, to $3,702 for the three months ended March 31, 2001 from $1,529 for the same period in 2000. The increase is primarily attributable to a higher provision for uncollectible accounts receivable of $2,043 resulting in part from certain tenant bankruptcies, abandonments and store closings during the three months ended March 31, 2001.

     The operating results for the Company's Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. The Company ceased operations of its Designer Connection outlet stores in 2000.

     On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $12,964 which included (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $9,467 of costs incurred during the three months ended March 31, 2000.

     In connection with re-leasing space to new merchants, the Company incurred $2,428 and $224 in capital expenditures during the three months ended March 31, 2001 and 2000, respectively.

Merchant Sales

     For the three months ended March 31, 2001, same-space sales in the Company's outlet center portfolio decreased 2.1% compared to the same period in 2000. "Same-space sales" is defined as the weighted-average sales per square foot reported by merchants for space open since January 1, 2000. For the three months ended March 31, 2001, same-store sales decreased by 3.9% compared to the same period in 2000. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores opened and operated by the same merchant since January 1, 2000. The weighted-average sales per square foot reported by all merchants was $245 for the year ended December 31, 2000.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the three months ended March 31, 2001, net cash provided by operating activities was $7,960, net cash provided by investing activities was $26,546 and net cash used in financing activities was $37,723.

     The gross cash provided by investing activities during the three months ended March 31, 2001 was $33,547 which consisted of (i) $27,071 of net proceeds from the sale of Prime Outlets at Silverthorne on March 16, 2001 and (ii) $6,476 of net proceeds from the February 2, 2001 sale of Northgate Plaza. Partially offsetting theses sources were gross uses of cash totaling $7,001 comprised of
(i) $5,626 of additions to rental property and (ii) $1,375 of payments related to eOutlets.com. The additions to rental property are primarily attributable to the payment of remaining construction costs for Prime Outlets of Puerto Rico that opened on July 27, 2000.

     The gross uses of cash for financing activities of $37,922 during the three months ended March 31, 2001 consisted of (i) scheduled principal amortization on notes payable of $5,668, (ii) repayment in full of certain mortgage indebtedness aggregating $24,044, (iii) principal prepayments totaling $9,137 on the Company's mezzanine loan (the "Mezzanine Loan") and (ii) deferred financing costs of $73. Partially offsetting these items were proceeds from new borrowings of $199.

     Although the Company believes that cash flow from (i) operations, (ii) lender escrow reserves, (iii) refinancing of certain maturing debt and (iv) the potential sale of certain properties will be sufficient to sustain its operating cash needs, satisfy its required debt service obligations and fund its remaining development costs (associated with 2000 openings) and expected capital expenditure costs for the next year, there can be no assurance that the Company will be successful in obtaining the required amount of funds for these items or that the terms of capital raising activities, if any, will be as favorable as the Company has experienced in prior periods.

2001 Sales Transactions

     On February 2, 2001, the Company sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, the Company sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales of were used to prepay an aggregate of $9,137 of the Company's outstanding mezzanine loan (the "Mezzanine Loan") in accordance with the terms of such loan agreement. In connection with these sales, the Company recorded an aggregate gain on the sale of real estate of $732 during the quarter ended March 31, 2001. The operating results of these properties are included in the Company's results of operations through the respective dates of disposition. At December 31, 2000, these properties were classified as assets held for sale in the Consolidated Balance Sheet with an aggregate carrying value of $34,770.

     In conjunction with the sale of Prime Outlets at Silverthorne, the Company substituted Prime Outlets at Lebanon into the cross-collateral asset pool of its first mortgage and expansion loan pursuant to the collateral substitution provisions contained in the loan agreement. Prime Outlets at Silverthorne was previously one of fifteen properties in the cross-collateral asset pool.

Dividends and Distributions

     In order to qualify as a real estate investment trust ("REIT") for federal income tax purposes, the Company is required to pay distributions to its common and preferred shareholders of at least 90% of its REIT taxable income in addition to satisfying other requirements. Although the Company intends to make distributions in accordance with the requirements of the Internal Revenue Code of 1986, as amended, necessary to remain qualified as a REIT, it also intends to retain such amounts as it considers necessary from time to time for capital and liquidity needs of the Company.

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

     The Company is currently in arrears on six quarters of preferred stock distributions due February 15, 2000 through May 15, 2001. The holders of the Senior Preferred Stock and Series B Convertible Preferred Stock, voting together as a single class, will have the right to elect two additional members to the Company's Board of Directors so long as the equivalent of six consecutive quarterly dividends on these series of preferred stock remain in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage.

     The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its Mezzanine Loan. In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of March 31, 2001, unpaid dividends for the period November 16, 1999 through March 31, 2001 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $8,302 and $22,873, respectively. The annual dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock are $6,038 ($2.625 per share) and $16,636 ($2.125 per share), respectively.

Debt Transactions

     In connection with the sales of Northgate Plaza and Prime Outlets at Silverthorne during the three months ended March 31, 2001, the Company repaid mortgage indebtedness of $5,966 and $18,078, respectively. In addition, net cash proceeds from these property sales were used to prepay an aggregate of $9,137 of the Company's outstanding Mezzanine Loan. As of March 31, 2000, the outstanding principal balance of the Mezzanine Loan was $78,863. See Note 2 - "Dispositions" for additional information.

Debt Service Obligations

     The Company's aggregate indebtedness, excluding unamortized debt premiums, was $978,359 at March 31, 2001. At March 31, 2001, such indebtedness had a weighted-average maturity of 4.11 years and bore contractual interest at a weighted-average rate of 9.12% per annum. At March 31, 2001, $820,474, or 83.9%, of such indebtedness bore interest at fixed rates and $157,885, or 16.1%, of such indebtedness bore interest at variable rates. The Company utilizes derivative financial instruments to manage its interest rate risk associated with variable rate debt. See "Interest Rate Risk" for additional information. As of March 31, 2001, the Company's remaining scheduled principal payments for 2001 were $43,692. These scheduled principal payments include first mortgages on Prime Outlets at Edinburgh aggregating $16,402 due on June 10, 2001 and a first mortgage of $6,527 on land in Camarillo, California due on November 1, 2001.

     The Company plans to either refinance or extend the maturity of its mortgage indebtedness maturing during 2001. In the event the Company is unable to refinance or extend the maturity of such indebtedness, it will consider the repayment of the outstanding balance through proceeds from potential sales of property or may give the property back to the mortgage lender. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of the refinancings or extensions of maturities, if they should occur, will be as favorable as the Company has experienced in prior periods.

     As of March 31, 2001, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,522 of the indebtedness of Horizon Group Properties, Inc. and its affiliates including a $10,000 obligation under a secured credit facility which bears a rate of interest of LIBOR plus 1.90%, matures in July 2001, and is collateralized by seven properties located throughout the United States. As of March 31, 2001, no claims had been made against the Company's guaranty by the lender.

Debt Compliance

     As of March 31, 2001, the Company was in compliance with all financial debt covenants under its recourse loan agreements. However, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

Defaults on Certain Non-recourse Mortgage Indebtedness

     Subsidiaries of the Company have suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $33,697 which are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas. The Company remains in discussions with the holder of the mortgage loans regarding potential restructuring of their existing terms. There can be no assurance that such discussions will lead to any modification to the terms of the mortgage loans and that the two properties will not be foreclosed. Because the two mortgage loans are non-recourse, the Company does not believe the existing defaults or any related foreclosure will have a material impact on its results of operations or financial position.

     Various mortgage loans, related to projects in which the Company, through subsidiaries, indirectly owns joint venture interests, have matured and are in default. The mortgage loans are (i) a $10,389 first mortgage loan on Phase I of the outlet center in Bellport, New York, held by Union Labor Life Insurance Company ("Union Labor"); (ii) mortgage loans aggregating $29,436 on Prime Outlets at New River located in New River, Arizona, held by Fru-Con Development Corporation ("Fru-Con"); and (iii) a $13,539 first mortgage loan on the outlet center in Oxnard, California, also held by Fru-Con. Fru-Con and the Company are each 50.0% partners in both the New River and Oxnard outlet centers.

     Union Labor has filed for foreclosure on Phase I of the Bellport Outlet Center. A receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing Phase I of the Bellport Outlet Center. Fru-Con completed on May 8, 2001 the foreclosure sale of Prime Outlets at New River. The Company continues to negotiate the terms of a transfer of its ownership interest in the Oxnard outlet center to Fru-Con. The Company believes none of these mortgage loans is recourse to the Company. In addition, the Company and its affiliates had been receiving none of the net operating income from Phase I of the Bellport Outlet Center and Prime Outlets at New River prior to the loss of control of the projects. Therefore, the Company does not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on its results of operations or financial position.

     The Company, through affiliates, holds a 51% interest in the owner of Phases II and III of an outlet center in Bellport, New York on which the first mortgage loan of $7,795 matured on May 1, 2001. The Company, on behalf of the owner, is currently in discussion with the lender to modify the terms and extend the maturity of this mortgage indebtedness. In the event the Company is unable to modify the terms and extend the maturity of such indebtedness, it will consider the repayment of the outstanding balance through proceeds from a potential sale of the property. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the matured indebtedness or that the terms of the modification and extension of the maturity, if it should occur, will be as favorable as the Company has experienced in prior periods. Although this loan is recourse, the Company believes that any default or foreclosure under this loan will not have a material impact on its results of operations or financial position.

Development Activity

     As of March 31, 2001, the Company had $1,520 of lender escrow reserves to fund the remaining expected development costs for Prime Outlets of Puerto, which opened on July 27, 2000.

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

     On December 22, 2000, the Company purchased an interest rate cap to $90,000 to hedge its Mezzanine Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. The notional amount of this interest rate cap amortizes monthly based on estimated principal repayments on the Mezzanine Loan. Additionally, on December 22, 2000, the Company also purchased an interest rate cap with a notional amount of $20,000 to hedge it's a $20,000 first mortgage loan on Prime Outlets of Puerto Rico that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. In addition, the Company held an additional undesignated interest rate protection cap with a notional amount of $41,000 with a strike price of 7.00%, based on 30-day LIBOR, which matures in November 2001. The notional amount of this interest rate cap amortizes $1,000 monthly.

     Although derivative financial instruments are an important component of the Company's interest rate management program, their incremental effect on interest expense for the three months ended March 31, 2001 and 2000 was not material.

Funds from Operations

     Industry analysts generally consider Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. FFO is currently defined by NAREIT as net income (loss) determined in accordance with accounting principles generally accepted in the United States ("GAAP"), excluding gains or losses from provisions for impairment and sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnership and joint ventures.

     Management believes that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing the performance of the Company. The Company's FFO may not be comparable to FFO as reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than does the Company. Therefore, the Company cautions that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. The Company believes that in order to facilitate a clear understanding of its operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

     TABLE 3 provides a reconciliation of the loss before allocations to minority interests and preferred shareholders to FFO for the three months ended March 31, 2001 and 2000. FFO was $7,299 for the three months ended March 31, 2001 compared to $18,995 for the same period in 2000. The 2000 FFO results include net non-recurring items totaling $722 (a gain on the sale of outparcel land of $2,472 partially offset by severance and other compensation costs aggregating $1,750). Excluding the net impact of these non-recurring items, FFO was $18,273 for the three months ended March 31, 2000.

     The decrease in FFO for the 2001 period compared to the same period in 2000 is primarily attributable to the following factors:

|X| the December 2000 sale of four outlet centers, including the assumption of mortgage indebtedness by the purchaser, which resulted in a decrease in net operating income of $6,796 partially offset by interest savings of $3,151;

|X|  higher interest expense of $3,571 reflecting (i) higher borrowing costs and
     (ii) reduced capitalized interest on development projects;

|X| an increase in the provision for uncollectible accounts receivable of $2,043 resulting in part from certain tenant bankruptcies, abandonments and store-closings;

|X| reduced average occupancy in the outlet center portfolio (90.2% and 91.0% for the 2001 and 2000 periods, respectively); and

|X| the February 2000 sale of a 70% joint venture interest in Prime Outlets at Williamsburg which resulted in a decrease in net operating income of $1,020 partially offset by decreased interest expense of $390.

Table 3--Funds from Operations

--------------------------------------------------------------------------------
Three Months Ended March 31,                               2001            2000
--------------------------------------------------------------------------------
Loss before minority interests.......................  $ (5,631)       $(11,687)
FFO adjustments:
  Gain on sale of real estate........................      (732)              -
  Depreciation and amortization......................    13,675          16,237
  Non-real estate depreciation and amortization......      (568)           (184)
  Unconsolidated joint venture adjustments...........       555             586
  Discontinued operations - eOutlets.com.............         -          12,964
  Discontinued operations - Designer Connection......         -           1,079
                                                       --------        --------
FFO before allocations to minority interests and
  preferred shareholders.............................  $  7,299        $ 18,995
                                                       ========        ========
Other Data:
Net cash provided by operating activities............  $  7,960          $8,984
Net cash provided by (used in)  investing activities.    26,546         (13,035)
Net cash provided used in financing activities.......   (37,723)         (2,516)
================================================================================

Item 3.   Quantitative and Qualitative Disclosures of Market Risk

Market Risk Sensitivity

Interest Rate Risk

     In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. See "Interest Rate Risk" of
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related contractual interest rates by fiscal year of maturity. Variable interest rates are based on the weighted-average rates of the portfolio at March 31, 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                                      Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                            2001        2002        2003          2004        2005    Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate:
Principal...........................     $33,566     $41,367    $453,784        $6,256     $50,330      $235,171       $820,474
Average interest rate...............        9.87%       9.18%       9.06%         7.98%       8.05%         8.16%          8.77%
Variable rate:
Principal...........................     $10,127     $23,220     $72,185       $52,353                                 $157,885
Average interest rate...............       13.86%      13.65%      12.71%         6.68%                                   10.51%

====================================================================================================================================

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

                           PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

     On October 13, 2000 and thereafter, eight complaints were filed in the United States District Court for the District of Maryland against the Company and four individual defendants. The four individual defendants are: William H. Carpenter, Jr., the former President and Chief Operating Officer and a current director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were recently appointed. The Company expects a consolidated complaint to be filed within the next 15 days. The Company believes that the complaints are without merit and intends to defend against them vigorously. The outcome of these lawsuits, and the ultimate liability of the defendants, if any, cannot be predicted.

     The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has filed a notice of its appeal from the U.S. District Court's decision and a briefing schedule has been issued by the Court. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

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

     Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates filed on March 29, 2001 a lawsuit against the Company and various affiliates. The plaintiffs allege that the Company and its affiliates have breached various provisions in the plaintiffs' leases and, as a result, overcharged the plaintiffs for common area maintenance charges and promotion fund charges at various centers where the plaintiffs are tenants. The Company has not filed its response to the complaint. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

     The New York Stock Exchange ("NYSE") and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters.

     The Company has received notification from the NYSE that it believes the Company is "below criteria" for continued listing of its common stock on the NYSE. In order to avoid delisting of its common stock, the Company currently intends to seek shareholder approval for a reverse stock split at its annual meeting of shareholders to be held in the summer of 2001.

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of March 31, 2001, the aggregate arrearage on the Senior Preferred Stock and the Series B Convertible Preferred Stock was $8,302 and $22,873, respectively.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits or Reports on Form 8-K

(a)      The following exhibits are included in this Form 10-Q:

         Exhibit 12.1 - Ratio of Earnings to Fixed Charges and Preferred Stock Distributions and Dividends

(b)      Reports on Form 8-K:

     On January 8, 2001, the Company filed a Current Report on Form 8-K dated December 22, 2000 announcing the Company closed on a major refinancing of its assets and the sale of four outlet centers through a series of transactions. The filing included (i) unaudited pro forma financial information pursuant to
Article 11 of Regulation S-X and (ii) the press release issued by the Company on December 22, 2000 regarding (a) closing of loans totaling $120 million, (b) completion of the sale of four outlet centers and (c) extension of the terms of two other loans. On January 25, 2001, the Company filed an Amended Report on Form 8-K/A dated December 22, 2000 that included The Agreement for Purchase and Sale, dated December 22, 2000, by and between Finger Lakes Outlet Center, L.L.C., The Prime Outlets at Michigan City Limited Partnership, The Prime Outlets at Gilroy Limited Partnership and Outlet Village of Kittery Limited Partnership as seller and F/C Waterloo Development LLC, F/C Michigan City Development LLC, F/C Gilroy Development LLC, F/C Kittery Development LLC and F/C Michigan Parking LLC as buyer.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRIME RETAIL, INC.
                                           Registrant



Date: May 15, 2001                         /s/ Robert A. Brvenik
      ------------                         -------------------------------------
                                           Robert A. Brvenik
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer