Form 10-K/A
period 2000-12-31
PRIME RETAIL INC/BD/
filed 2001-07-19
CIK 911708

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

10.5% Series A Cumulative Preferred  New York Stock Exchange
Stock, $0.01 par value

8.5% Series B Cumulative             New York Stock Exchange
Participating Convertible
Preferred Stock, $0.01 par value


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                      -------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $18,738,504 on March 26, 2001 (based on the closing price per share as reported on the New York Stock Exchange - Composite Transactions).

         The number of shares of the registrant's Common Stock outstanding as of March 26, 2001 was 43,577,916.

                               PRIME RETAIL, INC.

                                   FORM 10-K/A

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS


PART IV
-------
Item 14.   Exhibits, Financial Schedules and Reports on Form 8-K...............2

Signatures.....................................................................3


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 3    EXHIBITS


         EXHIBIT
         NUMBER   DESCRIPTION
         ------   -----------

         22.1.    2000 Annual Report


                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PRIME RETAIL, INC.

Dated:  July 19, 2001                       /s/ C. Alan Schroeder
                                            ----------------------------------
                                            By:    C. Alan Schroeder
                                            Title: Executive Vice President-
                                                   General Counsel & Secretary