Form 10-Q
period 2001-06-30
PRIME RETAIL INC/BD/
filed 2001-08-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2001

                                                              or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ----------- to ------------

                Commission file number                 001-13301
                                                 ----------------------

                                PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                        38-2559212
---------------------------------------     ------------------------------------
   (State or other jurisdiction of           I.R.S. Employer Identification No.)
    incorporation or organization)


      100 East Pratt Street
      Nineteenth Floor
      Baltimore, Maryland                                       21202
---------------------------------------      -----------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (410) 234-0782
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address, or former fiscal year, if changed since last report)

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

As of August 13, 2001, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX



PART I:  FINANCIAL INFORMATION                                              PAGE


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 2001 and
       December 31, 2000................................................       1

     Consolidated Statements of Operations for the three and six
       months ended June 30, 2001 and 2000..............................       2

     Consolidated Statements of Cash Flows for the six
       months ended June 30, 2001 and 2000..............................       3

     Notes to the Consolidated Financial Statements.....................       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................      13

Item 3.  Quantitative and Qualitative Disclosures of Market Risk........      29

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      30

Item 2.  Changes in Securities..........................................      31

Item 3.  Defaults Upon Senior Securities................................      31

Item 4.  Submission of Matters to a Vote of Security Holders............      31

Item 5.  Other Information..............................................      31

Item 6.  Exhibits or Reports on Form 8-K................................      31

Signatures..............................................................      32

                               Prime Retail, Inc.

                      Unaudited Consolidated Balance Sheets

               (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30, 2001             December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                   $  152,023                   $  151,941
     Buildings and improvements                                                              1,330,241                    1,322,368
     Property under development                                                                  3,726                        3,573
     Furniture and equipment                                                                    15,401                       15,225
                                                                                            ----------                   ----------
                                                                                             1,501,391                    1,493,107
     Accumulated depreciation                                                                 (243,218)                    (217,569)
                                                                                            ----------                   ----------
                                                                                             1,258,173                    1,275,538
Cash and cash equivalents                                                                        4,073                        8,906
Restricted cash                                                                                 37,798                       54,920
Accounts receivable, net                                                                        10,982                       13,480
Deferred charges, net                                                                           14,913                       19,533
Assets held for sale                                                                             8,460                       43,230
Investment in partnerships                                                                      22,713                       22,372
Other assets                                                                                    26,476                       24,042
                                                                                            ----------                   ----------
          Total assets                                                                      $1,383,588                   $1,462,021
                                                                                            ==========                   ==========
Liabilities and Shareholders' Equity
Bonds payable                                                                               $   32,455                   $   32,455
Notes payable                                                                                  953,468                      997,698
Accrued interest                                                                                 7,966                        5,267
Real estate taxes payable                                                                        9,971                        8,555
Accounts payable and other liabilities                                                          36,219                       62,063
                                                                                            ----------                   ----------
     Total liabilities                                                                       1,040,079                    1,106,038

Minority interests                                                                               1,494                        1,495

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
          par value (liquidation preference of $67,311), 2,300,000
          shares issued and outstanding                                                             23                           23
     8.5% Series B Cumulative Participating Convertible Preferred
          Stock, $0.01 par value (liquidation preference of $222,735),
          7,828,125 shares issued and outstanding                                                   78                           78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                   436                          436
  Additional paid-in capital                                                                   709,373                      709,373
  Distributions in excess of net income                                                       (367,895)                    (355,422)
                                                                                            ----------                   ----------
      Total shareholders' equity                                                               342,015                      354,488
                                                                                            ----------                   ----------
          Total liabilities and shareholders' equity                                        $1,383,588                   $1,462,021
                                                                                            ==========                   ==========
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                               Prime Retail, Inc.

                 Unaudited Consolidated Statements of Operations

            (Amounts in thousands, except per share information)

                                                                Three Months Ended                             Six Months Ended
                                                                     June 30,                                      June 30,
                                                           ---------------------------                   ---------------------------
                                                              2001              2000                        2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                 $ 35,305          $ 44,461                    $ 72,237          $ 88,709
Percentage rents                                                736             1,106                       1,453             2,593
Tenant reimbursements                                        18,005            20,368                      35,729            42,380
Interest and other                                            3,058             2,649                       5,802             7,743
                                                           --------          --------                    --------          --------
  Total revenues                                             57,104            68,584                     115,221           141,425

Expenses
Property operating                                           13,646            15,958                      27,779            33,490
Real estate taxes                                             5,140             5,507                      10,366            11,238
Depreciation and amortization                                13,723            15,783                      27,398            32,020
Corporate general and administrative                          3,352             8,019                       6,653            13,452
Interest                                                     23,334            23,714                      47,777            47,737
Other charges                                                 4,972             4,503                       8,674             6,032
Provision for asset impairment                                    -             8,538                           -             8,538
Loss on eOutlets.com                                              -             1,315                           -            14,279
Loss on Designer Connection                                       -             1,006                           -             2,085
                                                           --------          --------                    --------          --------
  Total expenses                                             64,167            84,343                     128,647           168,871
                                                           --------          --------                    --------          --------
Loss before gain (loss)on sale of real estate                (7,063)          (15,759)                    (13,426)          (27,446)
Gain on sale of real estate                                    (180)                -                         552                 -
                                                           --------          --------                    --------          --------
Loss before minority interests                               (7,243)          (15,759)                    (12,874)          (27,446)
(Income) loss allocated to minority interests                   400                 -                         401               (32)
                                                           --------          --------                    --------          --------
Net loss                                                     (6,843)          (15,759)                    (12,473)          (27,478)
Income allocated to preferred shareholders                   (5,668)           (5,668)                    (11,336)          (11,336)
                                                           --------          --------                    --------          --------
Net loss applicable to common shares                       $(12,511)         $(21,427)                   $(23,809)         $(38,814)
                                                           ========          ========                    ========          ========
Basic and diluted loss per common share                    $  (0.29)         $  (0.49)                   $  (0.55)         $  (0.89)
                                                           ========          ========                    ========          ========
Weighted-average basic and diluted
  common shares outstanding                                  43,578            43,532                      43,578            43,456
                                                           ========          ========                    ========          ========
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                               Prime Retail, Inc.

                 Unaudited Consolidated Statements of Cash Flows

                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Six months ended June 30,                                                                           2001                      2000
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Net loss                                                                                        $ (12,473)                $ (27,478)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Income (loss) allocated to minority interests                                                   (401)                       32
     Gain on sale of real estate                                                                     (552)                        -
     Depreciation                                                                                  27,160                    31,689
     Amortization of deferred financing costs                                                       3,659                     1,708
     Amortization of debt premiums                                                                 (1,638)                   (1,562)
     Amortization of leasing commissions                                                              238                       331
     Provision for uncollectible accounts receivable                                                6,877                     3,529
     Provision for asset impairment                                                                     -                     8,538
     Loss on eOutlets.com                                                                               -                    14,279
     Loss on Designer Connection                                                                        -                     2,085
     Gain on sale of land                                                                               -                    (2,472)
Changes in operating assets and liabilities:
     Increase in accounts receivable                                                               (4,566)                   (1,999)
     Decrease in restricted cash                                                                   17,061                        81
     Increase in other assets                                                                      (2,814)                   (1,107)
     Decrease in accounts payable and other liabilities                                           (19,112)                   (1,954)
     Increase in real estate taxes payable                                                          2,022                     6,133
     Increase in accrued interest                                                                   2,699                       141
                                                                                                ---------                 ---------
       Net cash provided by operating activities                                                   18,160                    31,974
                                                                                                ---------                 ---------
Investing Activities
Additions to investment in rental property                                                        (11,853)                  (32,551)
Payments made for eOutlets.com                                                                     (2,170)                   (9,434)
Proceeds from sale of land                                                                              -                     4,622
Proceeds from sales of operating properties                                                        33,547                    11,063
                                                                                                ---------                 ---------
       Net cash provided by (used in) investing activities                                         19,524                   (26,300)
                                                                                                ---------                 ---------
Financing Activities
Proceeds from notes payable                                                                        16,899                    12,734
Principal repayments on notes payable                                                             (59,491)                  (18,396)
Contributions from minority interests                                                                 400                         -
Financing costs                                                                                      (325)                     (750)
                                                                                                ---------                 ---------
       Net cash used in financing activities                                                      (42,517)                   (6,412)
                                                                                                ---------                 ---------
Decrease in cash and cash equivalents                                                              (4,833)                     (738)
Cash and cash equivalents at beginning of period                                                    8,906                     7,343
                                                                                                ---------                 ---------
Cash and cash equivalents at end of period                                                      $   4,073                 $   6,605
                                                                                                =========                 =========
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                               Prime Retail, Inc.

                             (Amounts in thousands)



Supplemental Disclosure of Non-cash Investing and Financing Activities:

The following assets and liabilities were sold in connection with the sale of Prime Outlets at Williamsburg on February 23, 2000:

    Book value of assets disposed, net..........................       $ 53,563
    Cash received..............................................         (11,063)
    Promissory note received...................................         (10,000)
                                                                       --------
    Debt disposed...............................................       $ 32,500
                                                                       ========
================================================================================


See accompanying notes to financial statements.

                               Prime Retail, Inc.
              Notes to Unaudited Consolidated Financial Statements
           (Amounts in thousands, except share and unit information)


Note 1 -- Interim Financial Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 2 -- Dispositions

     On February 2, 2001, the Company sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, the Company sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales of were used to prepay an aggregate of $9,137 of the Company's outstanding mezzanine loan (the "Mezzanine Loan") in accordance with the terms of such loan agreement. In connection with these sales, the Company recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in the Company's results of operations through the respective dates of disposition. At December 31, 2000, these properties were classified as assets held for sale in the Consolidated Balance Sheet with an aggregate carrying value of $34,770.

     Prior to the sale of Prime Outlets at Silverthorne, it was one of the fifteen properties securing the Company's first mortgage and expansion loan (the "First Mortgage and Expansion Loan"), which had an outstanding principal balance of $344,510 at June 30, 2001. In conjunction with the sale of Prime Outlets at Silverthorne, the Company substituted Prime Outlets at Lebanon for Prime Outlets at Silverthorne in the cross-collateral asset pool securing the Firt Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement.

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona consisting of 326,000 square feet of GLA, was sold through foreclosure. An affiliate of the Company and an affiliate of Fru-Con Development Corporation ("Fru-Con") each own 50% of the partnership which owned the project. The Company accounted for its ownership interest in the partnership that owned the project in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale, the Company recorded a loss on the sale of real estate of $180 during the three months ended June 30, 2001.

Note 3 -- Bonds and Notes Payable

Debt Transactions

     In connection with the sales of Northgate Plaza and Prime Outlets at Silverthorne during the first quarter of 2001, the Company repaid mortgage indebtedness of $5,966 and $18,078, respectively. In addition, net cash proceeds from these property sales were used to prepay an aggregate of $9,137 of the Company's outstanding Mezzanine Loan. As of June 30, 2001, the outstanding principal balance of the Mezzanine Loan was $75,863. See Note 2 - "Dispositions" for additional information.

     The Company, through affiliates, holds a 51% interest in the owner of Phases II and III of an outlet center in Bellport, New York on which the first mortgage loan of $7,795 matured on May 1, 2001. On May 21, 2001, the Company, on behalf of the owner, made a principal payment of $2,295 to the lender in exchange for a modification to the terms and a one-year extension of the maturity of this mortgage indebtedness. The outstanding balance of the first mortgage loan was $5,500 as of June 30, 2001.

     On June 8, 2001, the Company, through affiliates, obtained a two-month extension through August 10, 2001 to the terms and maturity date of a $16,330 first mortgage loan secured by Prime Outlets at Edinburgh (the "Edinburgh Project") located in Edinburgh, Indiana. On June 29, 2001, the Company, through affiliates, completed a refinancing of this first mortgage loan. The new first mortgage loan (the "Edinburgh First Mortgage Loan") provides for an aggregate commitment up to $18,000 and is non-recourse to the Company. The Edinburgh First Mortgage Loan, which is secured by the Edinburgh Project, has a term of three years, requires monthly principal payments based upon a 15-year amortization schedule and is pre-payable at any time subject to certain prepayment and exit fees. The Edinburgh First Mortgage Loan bears interest at a floating rate based on six-month LIBOR plus 350 basis points, subject to an 8.0% minimum, and may be adjusted semi-annually with a maximum 1.0% increase or decrease per adjustment. At closing, $16,700 of the Edinburgh First Mortgage Loan was funded resulting in net proceeds of $88 after repayment of the old first mortgage loan and closing costs. The remaining commitment provides for the funding of up to an additional $1,300 for leasing related capital expenditures at the Edinburgh Project.

     On August 7, 2001, the Company, through affiliates, obtained an additional one-month extension to September 10, 2001 to the terms and maturity date of a $10,003 first mortgage loan secured by Prime Outlets at Birch Run (the "Birch Run Project") located in Birch Run, Michigan. The terms and maturity date of the $10,003 first mortgage loan had previously been extended to August 10, 2001. The Company, through affiliates, has a 30.0% ownership interest in the joint venture partnership (the "Venture") that owns the Birch Run Project. The Company expects to complete a refinancing of first mortgage loans aggregating $51,866 (as of June 30, 2001) on the Birch Run Project during August 2001. These first mortgage loans are included in a "wrap-around" first mortgage loan provided by the Company to the Venture in connection with the November 19, 1999 sale of the Birch Run Project.

     The new first mortgage loan (the "Birch Run First Mortgage Loan") is expected to be in the amount of $63,000, be secured by the Birch Run Project, have a term of ten-years, and require monthly principal amortization based upon a 25-year schedule. The Birch Run First Mortgage Loan is expected to bear interest at a fixed rate based upon ten-year U.S. Treasury Notes plus 310 basis points at the time of closing. In addition, the Company would continue its interest rate subsidy agreement with the Venture whereby the interest rate on the Birch Run First Mortgage Loan is fixed at 7.75%. To the extent that the actual interest rate on the Birch Run First Mortgage Loan exceeds 7.75%, the Company would be obligated to make payments to Venture. To the extent that the actual interest rate on the Birch Run First Mortgage Loan is less than 7.75%, the Venture would be obligated to make payments to the Company. The Venture expects to use the net proceeds from the Birch Run First Mortgage Loan to repay in full the Company's net investment in the "wrap-around" first mortgage of $10,729 (as of June 30, 2001). There can be no assurance that the refinancing will occur or will be in accordance with the terms set forth in this paragraph.

Debt Service Obligations

     The Company's aggregate indebtedness, excluding unamortized debt premiums, was $973,417 at June 30, 2001. At June 30, 2001, such indebtedness had a weighted-average maturity of 3.7 years and bore contractual interest at a weighted-average rate of 8.98% per annum. At June 30, 2001, $801,878, or 82.4%, of such indebtedness bore interest at fixed rates and $171,540, or 17.6%, of such indebtedness bore interest at variable rates. The Company utilizes derivative financial instruments to manage its interest rate risk associated with variable rate debt.

     As of June 30, 2001, the Company's remaining scheduled principal payments for 2001 were $22,769. These scheduled principal payments include (i) a non-recourse first mortgage loan of $3,481 on Western Plaza (the "Western Plaza First Mortgage Loan"), a community center located in Knoxville, Tennessee, which matures on October 31, 2001 and (ii) a recourse first mortgage of $6,527 on land located in Camarillo, California which matures on November 1, 2001. Certain of the Company's fixed-rate bonds aggregating $7,000 contain cross-default provisions with respect to certain of the Company's other credit agreements, including the Western Plaza First Mortgage Loan. In the event of default, the holders of such bonds may elect to put such obligations to the Company at a price equal to par plus accrued interest.

     The Company plans to either refinance or extend the maturity of the indebtedness maturing during 2001. In the event the Company is unable to refinance or extend the maturity of such indebtedness, it will attempt to repay the outstanding balance through proceeds from potential sales of property, cash flow from operations, or proceeds from additional borrowings. In addition, the Company may attempt to give the property securing such indebtedness back to the mortgage lenders. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of the refinancings or extensions of maturities, if they should occur, will be as favorable as the Company has experienced in prior periods.

     As of June 30, 2001, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,499 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"), including $10,000 of obligations under a secured credit facility (the "HGP Secured Facility"). HGP is a publicly traded company that was formed in connection with the Company's merger with Horizon Group Properties, Inc. in June 1998.

     At June 30, 2001, the HGP Secured Credit Facility bore interest at a rate of 30-day LIBOR plus 1.90% was collateralized by five properties located throughout the United States and matured on July 11, 2001. On August 2, 2001, HGP announced it had refinanced one of the properties in the HGP Secured Credit Facility and used the proceeds from the new first mortgage loan to reduce the principal balance of the HGP Secured Credit Facility. Simultaneously, HGP obtained an extension to the remaining principal balance of approximately
$33,500, including a 2% extension fee, on the HGP Secured Credit Facility through July 11, 2002. Commencing on the extension date, the HGP Secured Credit Facility bears interest at a rate of 30-day LIBOR (but not less than 4.10%) plus 3.95%, requires monthly principal amortization of $225, and is collateralized by four properties located throughout the United States. The Company confirmed its obligations as guarantor with respect to the HGP Secured Credit Facility in connection with the extension and partial paydown. No claims have been made against the Company's guaranty by the HGP Secured Credit Facility lender.

Debt Compliance

     As of June 30, 2001, the Company was in compliance with all financial debt covenants under its recourse loan agreements. However, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

Defaults on Certain Non-recourse Mortgage Indebtedness

     Subsidiaries of the Company have suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $33,517 which are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas. The Company remains in discussions with the holder of the mortgage loans regarding potential restructuring of their existing terms. There can be no assurance that such discussions will lead to any modification to the terms of the mortgage loans and that the lender will not bring a foreclosure action concerning the two properties. Because the two mortgage loans are non-recourse and the Company is currently not receiving any cash flow from these two centers, the Company does not believe the existing defaults or any related foreclosure will have a material impact on its results of operations or financial position.

Defaults   on  Certain  Non-Recourse  Mortgage  Indebtedness  of  Unconsolidated
Partnerships

     Various mortgage loans related to projects in which the Company, through subsidiaries, indirectly owns joint venture interests have matured and are in default. The mortgage loans are (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center located in Bellport, New York, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,438 first mortgage loan on the Oxnard Outlet Center located in Oxnard, California, held by Fru-Con. An affiliate of the Company has a 50% ownership interest in the partnership which owns Phase I of the Bellport Outlet Center. Fru-Con and the Company are each a 50.0% partner in the partnership that owns the Oxnard Outlet Center.

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

     The Company believes none of these mortgage loans is recourse to the Company. In addition, the Company and its affiliates is currently not receiving any cash flow from the Oxnard Outlet Center and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of this project. Therefore, the Company does not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on its results of operations or financial position.

Note 4 - Shareholders' Equity

Proposed Reverse Common Stock Split

     The Company has received notification from the NYSE that it believes the Company is "below criteria" for continued listing of its common stock on the NYSE. In order to avoid delisting of its common stock, the Company currently intends to seek shareholder approval for a reverse stock split at its annual meeting of shareholders to be held on August 21, 2001. The proposed reverse stock split of the Company's common stock will be at a ratio of ten-to-one and will effect a related reduction in the number of shares of common stock the Company is authorized to issue (from 150,000 to 15,000). If the Company proceeds with the reverse stock split as proposed to the Company's stockholders, each ten
(10) shares of the Company's Common Stock issued and outstanding on the effective date of the split will be automatically changed into and become one share of the Company's new common stock, $0.01 par value per share (the "New Common Stock"). To avoid the existence of fractional shares of New Common Stock, stockholders who would otherwise be entitled to receive fractional shares of New Common Stock as a result of the reverse stock split will receive a cash distribution in lieu thereof. The par value per share of the common stock will remain at $0.01 per share. As of June 30, 2001, the Company had 43,577,916 shares of common stock issued and outstanding and following completion of the reverse stock split, if approved, the Company would have approximately 4,357,790 shares of New Common Stock issued and outstanding.

     The reduction in the number of outstanding shares of common stock caused by the reverse stock split is anticipated to increase the per share market price of the common stock, although there can be no assurance that the increase in price will be proportional to the decrease in the number of shares. Moreover, some investors may view the reverse stock split negatively since it reduces the number of shares available in the public market. In addition, the Company's financial results, market conditions, the market perception of the real estate industry and other factors may adversely affect the market price of the New Common Stock. As a result, there can be no assurance that, subsequent to the reverse stock split, the market price of the New Common Stock will not decline from its initial level.

     In addition to satisfying the minimum average closing price requirement, the Company would also need to continue to satisfy all other applicable NYSE listing criteria. Moreover, even if the Company were to satisfy all of the substantive listing requirements, the NYSE has broad discretion to delist a company's securities for any reason if, in the opinion of the NYSE, events or circumstances have made listing of a company's securities on the NYSE inadvisable or unwarranted. As a result, there can be no assurance that the Company will be successful in meeting these and other listing criteria of the NYSE or that, in the event the Common Stock is delisted from the NYSE, the Company will be successful in obtaining an initial registration on either AMEX or NASDAQ.

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

     The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its Mezzanine Loan. In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of June 30, 2001, unpaid dividends for the period November 16, 1999 through June 30, 2001 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $9,811 and $27,031, respectively. The annual dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock are $6,038 ($2.625 per share) and $16,636 ($2.125 per share), respectively.

     The Company is currently in arrears on six quarters of preferred stock distributions due February 15, 2000 through May 15, 2001. The holders of the Series A Preferred Stock and Series B Preferred Stock, voting together as a single class, will have the right to elect two additional members to the Company's Board of Directors so long as the equivalent of six consecutive quarterly dividends on these series of preferred stock remain in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage. The Company will issue a press release subsequent to its annual meeting of shareholders specifying the procedures and timeframe for election of the two additional directors.

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

Note 6 -- Legal Proceedings

        On October 13, 2000 and thereafter, eight complaints were filed in the United States District Court for the District of Maryland against the
Company and five  individual  defendants.  The five  individual  defendants are:
Glenn D. Reschke, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a current director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated complaint was filed. The Company and the individual defendants filed a motion to dismiss. The Company believes that the complaints are without merit and intends to defend against them vigorously. The outcome of these lawsuits, and the ultimate liability of the defendants, if any, cannot be predicted.

     The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has appealed the U.S. District Court's decision and briefs have been filed. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

     Several entities (the "Plaintiffs") have filed or stated an intention to file lawsuits (the "Lawsuits") against the Company and its affiliates in which the Plaintiffs are seeking to hold them responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theory that the Company guaranteed the obligations of eOutlets and the theory that the Company was the alter ego of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the Lawsuits. The Company believes that it is not liable to the Plaintiffs as there was no privity of contract between it and the various Plaintiffs. The Company intends to defend all Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. The trustee for E-Outlets Resolution Corp. has notified the Company that he is contemplating an action against the Company and the Operating Partnership in which he may assert that E-Outlets Resolution Corp. was the "alter-ego" of the Company and the Operating Partnership and that, as a result, the Company and the Operating Partnership are liable for the debts of E-Outlets Resolution Corp. If the trustee pursues such an action, the Company and the Operating Partnership will defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of these Lawsuits, and the ultimate liability of the Company, if any, cannot be predicted.

     Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates filed on March 29, 2001 a lawsuit against the Company and various affiliates. The plaintiffs allege that the Company and its affiliates have breached various provisions in the plaintiffs' leases and, as a result, overcharged the plaintiffs for common area maintenance charges and promotion fund charges at various centers where the plaintiffs are tenants. The Company has not filed its response to the complaint. Other tenants (in addition to Dinnerware Plus Holdings, Inc.) in the Company's outlet centers have made similar allegations to those made by Dinnerware Plus Holdings, Inc. One of the tenants has stated an intention to file a counterclaim in response to a collection action brought by the Company and its affiliates. The outcome of the Dinnerware Plus Holdings, Inc. lawsuit and other potential claims, and the ultimate liability of the defendants, if any, cannot be predicted.

     The New York Stock Exchange ("NYSE") and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters. The initial notice of such review was received on March 13, 2000.

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

Outlet Center Portfolio

Portfolio GLA and Occupancy

     The Company's outlet center portfolio consisted of 45 properties totaling 12,670,000 square feet of gross leasable area ("GLA") at June 30, 2001, compared to 48 properties totaling 13,497,000 square feet of GLA at December 31, 2000 and 51 properties totaling 14,913,000 square feet of GLA at June 30, 2000. The changes in the Company's outlet center GLA are due to certain (i) sales transactions during 2001 and 2000, (ii) development activities during 2000, and
(iii) the loss of an outlet center through foreclosure sale. Such changes are discussed below and are collectively referred to as the "Portfolio GLA Activity".

     The Company's outlet center portfolio was 89.5% and 90.7% occupied on June 30, 2001 and 2000, respectively. For the three and six months ended June 30, 2001, weighted-average occupancy in the outlet center portfolio was 89.5% and 89.8%, respectively, compared to 90.8% and 90.9% for the same periods in 2000. The decline in the 2001 weighted-average and period-end occupancies was primarily attributable to certain tenant bankruptcies, abandonments and store closings.

2001 Sales Transactions

     On March 16, 2001, the Company completed the sale of Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC. The operating results of Prime Outlets at Silverthorne are included in the Company's results of operations through the date of disposition.

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona consisting of 326,000 square feet of GLA, was sold through foreclosure. An affiliate of the Company and an affiliate of Fru-Con Development Corporation ("Fru-Con") each own 50% of the partnership which owned the project. The Company accounted for its ownership interest in the partnership that owned the project in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale, the Company recorded a loss on the sale of real estate of $180 during the three months ended June 30, 2001.

2000 Sales Transactions

     On February 23, 2000, the Company sold Prime Outlets at Williamsburg, which containes 274,000 square feet for GLA, to a joint venture partnership (the "Prime/Estein Venture"). The Company owns a 30% interest in the Prime/Estein Venture. Commencing on the date of disposition, the Company accounts for the operating results of this outlet center in accordance with the equity method of accounting.

     On December 22, 2000, the Company completed the sale of four outlet centers aggregating 1,592,000 square feet of GLA to a joint venture partnership comprised of Chelsea Property Group, Inc. and Fortress Investment Group, L.L.C. The four outlet centers that were sold are located in Gilroy, California; Michigan City, Indiana; Waterloo, New York; and Kittery, Maine.

2000 Development Activities

     During 2000 the Company completed the development of 390,000 square feet of GLA consisting of the opening of (i) Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 176,000 square feet of GLA, and
(ii) four expansions to outlet centers totalling 214,000 square feet of GLA.

     The following table sets forth certain information with respect to the Company's outlet center portfolio as of June 30, 2001.

                                                                                                 Grand        GLA        Occupancy
Outlet Centers                                                                            Opening Date     (Sq. Ft.)   Percentage(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Fremont-- Fremont, Indiana..................................           October 1985          229,000            88%

Prime Outlets at Birch Run (2)-- Birch Run, Michigan.........................         September 1986          724,000            95

Prime Outlets at Latham-- Latham, New York...................................            August 1987           43,000            88

Prime Outlets at Williamsburg (2)-- Williamsburg, Virginia...................             April 1988          274,000           100

Prime Outlets at Pleasant Prairie-- Kenosha, Wisconsin.......................         September 1988          269,000            91

Prime Outlets at Edinburgh-- Edinburgh, Indiana..............................         September 1989          298,000            94

Prime Outlets at Burlington-- Burlington, Washington ........................               May 1989          174,000            91

Prime Outlets at Queenstown-- Queenstown, Maryland...........................              June 1989          221,000           100

Prime Outlets at Hillsboro-- Hillsboro, Texas................................           October 1989          359,000            91

Prime Outlets at Oshkosh-- Oshkosh, Wisconsin................................          November 1989          260,000            90

Prime Outlets at Warehouse Row (3)-- Chattanooga, Tennessee..................          November 1989           95,000            74

Prime Outlets at Perryville-- Perryville, Maryland...........................              June 1990          148,000            95

Prime Outlets at Sedona-- Sedona, Arizona ...................................            August 1990           82,000           100

Prime Outlets at San Marcos-- San Marcos, Texas..............................            August 1990          549,000            92

Prime Outlets at Anderson-- Anderson, California.............................            August 1990          165,000            96

Prime Outlets at Post Falls-- Post Falls, Idaho .............................              July 1991          179,000            80

Prime Outlets at Ellenton-- Ellenton, Florida................................           October 1991          481,000            98

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina..............           October 1991          187,000            82

Prime Outlets at Naples-- Naples/Marco Island, Florida.......................          December 1991          146,000            88

Prime Outlets at Conroe-- Conroe, Texas......................................           January 1992          282,000            85

Bellport Outlet Center (4)-- Bellport, New York--  Phases II/III.............          November 1996          197,000            68

Prime Outlets at Niagara Falls USA-- Niagara Falls, New York.................              July 1992          534,000            94

Prime Outlets at Woodbury-- Woodbury, Minnesota..............................              July 1992          250,000            73

Prime Outlets at Calhoun-- Calhoun, Georgia..................................           October 1992          254,000            85

Prime Outlets at Castle Rock-- Castle Rock, Colorado.........................          November 1992          480,000            97

Prime Outlets at Bend-- Bend, Oregon.........................................          December 1992          132,000            96

Prime Outlets at Jeffersonville II-- Jeffersonville, Ohio....................             March 1993          314,000            51

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Grand      GLA         Occupancy
Outlet Centers                                                                            Opening Date    (Sq. Ft.)    Percentage(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio.....................              July 1993          407,000            92%

Prime Outlets at Gainesville-- Gainesville, Texas............................            August 1993          316,000            78

Prime Outlets at Loveland-- Loveland, Colorado...............................               May 1994          328,000            92

Prime Outlets at Grove City-- Grove City, Pennsylvania.......................            August 1994          533,000            98

Prime Outlets at Huntley-- Huntley, Illinois.................................            August 1994          282,000            79

Prime Outlets at Florida City-- Florida City, Florida........................         September 1994          208,000            73

Prime Outlets at Pismo Beach-- Pismo Beach, California.......................          November 1994          148,000            94

Prime Outlets at Tracy-- Tracy, California...................................          November 1994          153,000            93

Prime Outlets at Vero Beach-- Vero Beach, Florida............................          November 1994          326,000            91

Prime Outlets at Odessa-- Odessa, Missouri...................................              July 1995          296,000            80

Prime Outlets at Darien (5)-- Darien, Georgia................................              July 1995          307,000            79

Prime Outlets at Gulfport (6)-- Gulfport, Mississippi........................          November 1995          306,000            82

Prime Outlets at Lodi-- Burbank, Ohio........................................          November 1996          313,000            91

Prime Outlets at Gaffney (6)-- Gaffney, South Carolina.......................          November 1996          305,000            95

Prime Outlets at Lee-- Lee, Massachusetts....................................              June 1997          224,000            99

Prime Outlets at Lebanon--  Lebanon, Tennessee...............................             April 1998          229,000            92

Prime Outlets at Hagerstown-- Hagerstown, Maryland...........................            August 1998          487,000            98

Prime Outlets of Puerto Rico-- Barceloneta, Puerto Rico......................              July 2000          176,000            98
                                                                                                           ----------           ----
Total Outlet Centers (7)                                                                                   12,670,000            89%
                                                                                                           ==========           ====
====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of June 30, 2001 as a percent of available square feet of GLA.
(2) The Company, through affiliates, has a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space, not included in this table, which was 75% occupied as of June 30, 2001.
(4) The Company, through affiliates, has a 51% ownership interest in the joint venture partnership that owns Phases II and III of the Bellport Outlet Center.
(5) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(6) The real property on which this outlet center is located is subject to a long-term ground lease.
(7) The Company owns two community centers, not included in this table, containing 219,000 square feet of GLA in the aggregate that were 80% occupied as of June 30, 2001.

Results of Operations

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000

Summary

     The Company reported net losses of $6,843 and $15,759 for the three months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001, the net loss applicable to common shareholders was $12,511, or $0.29 per common share on a basic and diluted basis. For the three months ended June 30, 2000, the net loss applicable to common shareholders was $21,427, or $0.49 per common share on a basic and diluted basis.

     The 2001 results include a non-recurring loss on the sale of real estate of $180. The 2000 results reflect certain non-recurring items, including (i) a provision for asset impairment of $8,538, (ii) professional fees included in general and administrative expenses of $1,455 related to refinancing activities,
(iii) general and administrative expenses consisting of severance and other compensation costs aggregating $671, (iv) a loss on eOutlets.com of $1,315, and
(v) a loss on Designer Connection of $1,006.

Revenues

     Total revenues were $57,104 for the three months ended June 30, 2001 compared to $68,584 for the three months ended June 30, 2000, a decrease of $11,480, or 16.7%. Base rents decreased by $9,156, or 20.6%, to $35,305 during the three months ended June 30, 2001 from $44,461 for the same period in 2000. These decreases were primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Straight-line rent expense (income), included in base rent, was $213 and $(25) for the three months ended June 30, 2001 and 2000, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased by $370, or 33.5%, to $736 during the three months ended June 30, 2001 from $1,106 for the same period in 2000. This decline was primarily due to the Portfolio GLA Activity.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $2,363, or 11.6%, to $18,005 in 2001 from $20,368 in 2000. This decline was primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 95.8% during the three months ended June 30, 2001 compared to 94.9% for the same period in 2000.

     Interest and other income increased by $409, or 15.4%, to $3,058 during the three months ended June 30, 2001 from $2,649 for the same period in 2000. The increase was primarily attributable to a reduction in equity losses on unconsolidated partnerships of $660.

Expenses

     Property operating expenses decreased by $2,312, or 14.5%, to $13,646 during the three months ended June 30, 2001 from $15,958 for the same period in 2000. Real estate taxes expense decreased by $367, or 6.7%, to $5,140 during the three months ended June 30, 2001 from $5,507 for the same period in 2000. These decreases were primarily due to the Portfolio GLA Activity.

     As shown in TABLE 1, depreciation and amortization expense decreased by $2,060, or 13.1%, to $13,723 during the three months ended June 30, 2001 from $15,783 for the same period in 2000. This decrease was primarily attributable to the depreciation of assets associated with the Portfolio GLA Activity partially offset by depreciation expense of $746 on Prime Outlets at Hagerstown during the 2001 period. The Company had classified Prime Outlets at Hagerstown as held for sale from for the period from January 1, 2000 through September 30, 2000.

Table 1--Components of Depreciation and Amortization Expense

        The components of depreciation and amortization expense were as follows:

 -------------------------------------------------------------------------------
 Three months ended June 30,                                  2001          2000
 -------------------------------------------------------------------------------

 Building and improvements...............................   $6,869        $8,658
 Land improvements.......................................    1,540         1,365
 Tenant improvements.....................................    4,484         5,007
 Furniture and fixtures..................................      709           589
 Leasing commissions.....................................      121           164
                                                           -------       -------
       Total.............................................  $13,723       $15,783
                                                           =======       =======
================================================================================

     As shown in TABLE 2, interest expense decreased by $380, or 1.6%, to $23,334 during the three months ended June 30, 2001 from $23,714 for the same period in 2000. This decrease reflects (i) lower interest incurred of $2,378 and
(ii) an increase in amortization of debt premiums of $43. Partially offsetting these items was (i) an increase in amortization of deferred financing costs of $782 and (ii) a reduction in the amount of interest capitalized in connection with development projects of $1,259.

     The decrease in interest incurred was primarily attributable to a reduction of $231,784 in the Company's weighted average debt outstanding, excluding debt premiums, during the three months ended June 30, 2001 compared to the same period in 2000. The effect of the reduction in weighted-average debt outstanding was partially offset by an increase of 0.98% in the weighted-average contractual interest rate on outstanding indebtedness for the three months ended June 30, 2001 compared to the same period in 2000. The weighted-average contractual interest rates for the 2001 and 2000 periods were 9.25% and 8.27%, respectively.

Table 2--Components of Interest Expense

        The components of interest expense were as follows:

 -------------------------------------------------------------------------------
 Three months ended June 30,                                  2001          2000
 -------------------------------------------------------------------------------

 Interest incurred.................................       $22,516       $24,894
 Amortization of debt premiums.....................          (827)         (784)
 Interest capitalized..............................             -        (1,259)
 Amortization of deferred financing costs..........         1,645           863
                                                          -------       -------
       Total.........................................     $23,334       $23,714
                                                          =======       =======
 ===============================================================================

     Other charges increased by $469, or 10.4%, to $4,972 for the three months ended June 30, 2001 from $4,503 for the same period in 2000. The increase was primarily attributable to a higher provision for uncollectible accounts receivable of $1,304 resulting in part from certain tenant bankruptcies, abandonments and store closings during the three months ended June 30, 2001. Partially offsetting this item were (i) reduced pre-development costs of $498 and (ii) a decrease in all other expenses of $337.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

Summary

     The Company reported net losses of $12,473 and $27,478 for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, the net loss applicable to common shareholders was $23,809, or $0.55 per common share on a basic and diluted basis. For the six months ended June 30, 2000, the net loss applicable to common shareholders was $38,814, or $0.89 per common share on a basic and diluted basis.

     The 2001 results include a non-recurring gain on the sale of real estate of $552. The 2000 results reflect certain non-recurring items, including (i) a provision for asset impairment of $8,538, (ii) a gain on the sale of outparcel land of $2,472 included in interest and other income, (iii) professional fees included in general and administrative expenses of $1,455 related to refinancing activities, (iv) general and administrative expenses consisting of severance and other compensation costs aggregating $2,421, (v) a loss on eOutlets.com of $14,279 and (vi) a loss on Designer Connection of $2,085.

Revenues

     Total revenues were $115,221 for the six months ended June 30, 2001 compared to $141,425 for the six months ended June 30, 2000, a decrease of $26,204, or 18.5%. Base rents decreased by $16,472, or 18.6%, to $72,237 during the six months ended June 30, 2001 from $88,709 for the same period in 2000. These decreases are primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Straight-line rent expense, included in base rent, was $413 and $380 for the six months ended June 30, 2001 and 2000, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased by $1,140, or 44.0%, to $1,453 during the six months ended June 30, 2001 from $2,593 for the same period in 2000. This decline was primarily due to the Portfolio GLA Activity.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $6,651, or 15.7%, to $35,729 in 2001 from $42,380 in 2000. This decline was primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 93.7% during the six months ended June 30, 2001 compared to 94.8% for the same period in 2000.

     Interest and other income decreased by $1,941, or 25.1%, to $5,802 during the six months ended June 30, 2001 from $7,743 for the same period in 2000. The decease was primarily attributable to a non-recurring gain on sale of outparcel land of $2,472 during the 2000 period partially offset by a reduction in equity losses on unconsolidated partnerships of $663.

Expenses

     Property operating expenses decreased by $5,711, or 17.1%, to $27,779 during the six months ended June 30, 2001 from $33,490 for the same period in 2000. Real estate taxes expense decreased by $872, or 7.8%, to $10,366 during the six months ended June 30, 2001 from $11,238 for the same period in 2000. These decreases are primarily due to the Portfolio GLA Activity.

     As shown in TABLE 3, depreciation and amortization expense decreased by $4,622, or 14.4%, to $27,398 during the six months ended June 30, 2001 from $32,020 for the same period in 2000. This decrease was primarily attributable to the depreciation of assets associated with the Portfolio GLA Activity partially offset by depreciation expense of $1,479 on Prime Outlets at Hagerstown during the 2001 period. The Company had classified Prime Outlets at Hagerstown as held for sale from for the period from January 1, 2000 through September 30, 2000.

Table 3--Components of Depreciation and Amortization Expense

        The components of depreciation and amortization expense were as follows:

 -------------------------------------------------------------------------------
 Six months ended June 30,                                    2001          2000
 -------------------------------------------------------------------------------

 Building and improvements...............................  $13,758       $17,456
 Land improvements.......................................    3,077         2,765
 Tenant improvements.....................................    8,858        10,460
 Furniture and fixtures..................................    1,467         1,008
 Leasing commissions.....................................      238           331
                                                           -------       -------
       Total.............................................  $27,398       $32,020
                                                           =======       =======
================================================================================

     As shown in TABLE 4, interest expense increased by $40, or 0.1%, to $47,777 during the six months ended June 30, 2001 from $47,737 for the same period in 2000. This increase reflects (i) an increase in amortization of deferred financing costs of $1,951 and (ii) a reduction in the amount of interest capitalized in connection with development projects of $2,359. Partially offsetting these items was (i) lower interest incurred of $4,194 and (ii) an increase in amortization of debt premiums of $76.

     The decrease in interest incurred was primarily attributable to a reduction of $231,460 in the Company's weighted average debt outstanding, excluding debt premiums, during the six months ended June 30, 2001 compared to the same period in 2000. The effect of the reduction in weighted-average debt outstanding was partially offset by an increase of 1.07% in the weighted-average contractual interest rate on outstanding indebtedness for the six months ended June 30, 2001 compared to the same period in 2000. The weighted-average contractual interest rates for the 2001 and 2000 periods were 9.31% and 8.24%, respectively.

Table 4--Components of Interest Expense

        The components of interest expense were as follows:

 -------------------------------------------------------------------------------
 Six months ended June 30,                                    2001          2000
 -------------------------------------------------------------------------------

 Interest incurred......................................  $45,756       $49,950
 Amortization of debt premiums..........................   (1,638)       (1,562)
 Interest capitalized...................................        -        (2,359)
 Amortization of deferred financing costs...............    3,659         1,708
                                                          -------       -------
       Total............................................  $47,777       $47,737
                                                          =======       =======
 ===============================================================================

     Other charges increased by $2,642, or 43.8%, to $8,674 for the three months ended June 30, 2001 from $6,032 for the same period in 2000. The increase was primarily attributable to a higher provision for uncollectible accounts receivable of $3,348 resulting in part from certain tenant bankruptcies, abandonments and store closings during the six months ended June 30, 2001. Partially offsetting this item was a decrease in ground lease expense of $660.

Special Charges

     During the second quarter of 2000, management established a formal plan to sell two of its properties and, accordingly, reclassified their respective carrying values to held for sale in the Consolidated Balance Sheets as of June 30, 2000. In accordance with the requirements of Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company incurred a provision for asset impairment aggregating $8,538 to reduce the carrying value of these properties to their estimated sales value, less cost to dispose. One of these properties, Northgate Plaza was subsequently sold in February of 2001. See "Liquidity and Capital Resources - 2001 Sales Transactions" for additional information.

     The operating results for the Company's Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. The Company ceased operations of its Designer Connection outlet stores in 2000.

     On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $1,315 and $14,279 during the three and six months ended June 30, 2000, respectively. The non-recurring loss for the six months ended June 30, 2000 includes the write-off of $3,497 of costs previously capitalized during 1999.

Capital Expenditures

     In connection with re-leasing space to new merchants, the Company incurred $5,697 and $509 in capital expenditures during the six months ended June 30, 2001 and 2000, respectively.

Merchant Sales

     For the six months ended June 30, 2001, same-space sales in the Company's outlet center portfolio decreased 1.7% compared to the same period in 2000. "Same-space sales" is defined as the weighted-average sales per square foot reported by merchants for space open since January 1, 2000. For the six months ended June 30, 2001, same-store sales decreased by 4.3% compared to the same period in 2000. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores opened and operated by the same merchant since January 1, 2000. The weighted-average sales per square foot reported by all merchants were $245 for the year ended December 31, 2000.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the six months ended June 30, 2001, net cash provided by operating activities was $18,160, net cash provided by investing activities was $19,524 and net cash used in financing activities was $42,517.

     The gross cash provided by investing activities during the six months ended June 30, 2001 was $33,547 which consisted of (i) $27,071 of net proceeds from the sale of Prime Outlets at Silverthorne on March 16, 2001 and (ii) $6,476 of net proceeds from the February 2, 2001 sale of Northgate Plaza. Partially offsetting theses sources were gross uses of cash totaling $14,023 comprised of
(i) $11,853 of additions to rental property and (ii) $2,170 of payments related to eOutlets.com. The additions to rental property are primarily attributable to the payment of remaining construction costs for Prime Outlets of Puerto Rico that opened on July 27, 2000.

     The gross uses of cash for financing activities of $59,816 during the six months ended June 30, 2001 consisted of (i) scheduled principal amortization on notes payable of $9,980, (ii) repayment in full of certain mortgage indebtedness aggregating $40,374, (iii) principal prepayments totaling $9,137 on the Company's mezzanine loan (the "Mezzanine Loan") and (iv) financing costs of $325. Partially offsetting these items were proceeds from (i) the Edinburgh First Mortgage Loan of $16,700, (ii) other new borrowings of $199 and (iii) contributions from minority interests of $400.

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

2001 Sales Transactions

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona consisting of 326,000 square feet of GLA, was sold through foreclosure. An affiliate of the Company and an affiliate of Fru-Con Development Corporation ("Fru-Con") each own 50% of the partnership which owned the project. The Company accounted for its ownership interest in the partnership that owned the project in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale, the Company recorded a loss on the sale of real estate of $177 during the three months ended June 30, 2001.

     On February 2, 2001, the Company sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, the Company sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales of were used to prepay an aggregate of $9,137 of the Company's outstanding mezzanine loan (the "Mezzanine Loan") in accordance with the terms of such loan agreement. In connection with these sales, the Company recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in the Company's results of operations through the respective dates of disposition. At December 31, 2000, these properties were classified as assets held for sale in the Consolidated Balance Sheet with an aggregate carrying value of $34,770.

     Prior to the sale of Prime Outlets at Silverthorne, it was one of fifteen properties securing the Company's first mortgate and expansion loan (the "First Mortgage and Expansion Loan"), which had an outstanding principal balance of $344,510 at June 30, 2001. In conjunction with the sale of Prime Outlets at Silverthorne, the Company substituted Prime Outlets at Lebanon for Prime Outlets at Silverthorne in the cross-collateral asset pool securing the First Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement.

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

     The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its Mezzanine Loan. In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of June 30, 2001, unpaid dividends for the period November 16, 1999 through June 30, 2001 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $9,811 and $27,031, respectively. The annual dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock are $6,038 ($2.625 per share) and $16,636 ($2.125 per share), respectively.

     The Company is currently in arrears on six quarters of preferred stock distributions due February 15, 2000 through May 15, 2001. The holders of the Series A Preferred Stock and Series B Preferred Stock, voting together as a single class, will have the right to elect two additional members to the Company's Board of Directors so long as the equivalent of six consecutive quarterly dividends on these series of preferred stock remain in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage. The Company will issue a press release subsequent ot its annual meeting of shareholders specifying the procedures and timeframe for election of the two additional directors.

Debt Transactions

     In connection with the sales of Northgate Plaza and Prime Outlets at Silverthorne during the first quarter of 2001, the Company repaid mortgage indebtedness of $5,966 and $18,078, respectively. In addition, net cash proceeds from these property sales were used to prepay an aggregate of $9,137 of the Company's outstanding Mezzanine Loan. As of June 30, 2001, the outstanding principal balance of the Mezzanine Loan was $75,863.

     The Company, through affiliates, holds a 51% interest in the owner of Phases II and III of an outlet center in Bellport, New York on which the first mortgage loan of $7,795 matured on May 1, 2001. On May 21, 2001, the Company, on behalf of the owner, made a principal payment of $2,295 to the lender in exchange for a modification to the terms and a one-year extension of the maturity of this mortgage indebtedness. The outstanding balance of the first mortgage loan was $5,500 as of June 30, 2001.

     On June 8, 2001, the Company, through affiliates, obtained a two-month extension through August 10, 2001 to the terms and maturity date of a $16,330 first mortgage loan secured by Prime Outlets at Edinburgh (the "Edinburgh Project") located in Edinburgh, Indiana. On June 29, 2001, the Company, through affiliates, completed a refinancing of this first mortgage loan. The new first mortgage loan (the "Edinburgh First Mortgage Loan") provides for an aggregate commitment up to $18,000 and is non-recourse to the Company. The Edinburgh First Mortgage Loan, which is secured by the Edinburgh Project, has a term of three years, requires monthly principal payments based upon a 15-year amortization schedule and is pre-payable at any time subject to certain prepayment and exit fees. The Edinburgh First Mortgage Loan bears interest at a floating rate based on six-month LIBOR plus 350 basis points, subject to an 8.0% minimum, and may be adjusted semi-annually with a maximum 1.0% increase or decrease per adjustment. At closing, $16,700 of the Edinburgh First Mortgage Loan was funded resulting in net proceeds of $88 after repayment of the old first mortgage loan and closing costs. The remaining commitment provides for the funding of up to an additional $1,300 for leasing related capital expenditures at the Edinburgh Project.

     On August 7, 2001, the Company, through affiliates, obtained an additional one-month extension to September 10, 2001 to the terms and maturity date of a $10,003 first mortgage loan secured by Prime Outlets at Birch Run (the "Birch Run Project") located in Birch Run, Michigan. The terms and maturity date of the $10,003 first mortgage loan had previously been extended to August 10, 2001. The Company, through affiliates, has a 30.0% ownership interest in the joint venture partnership (the "Venture") that owns the Birch Run Project. The Company expects to complete a refinancing of first mortgage loans aggregating $51,866 (as of June 30, 2001) on the Birch Run Project during August 2001. These first mortgage loans are included in a "wrap-around" first mortgage loan provided by the Company to the Venture in connection with the November 19, 1999 sale of the Birch Run Project.

     The new first mortgage loan (the "Birch Run First Mortgage Loan") is expected to be in the amount of $63,000, be secured by the Birch Run Project, have a term of ten-years, and require monthly principal amortization based upon a 25-year schedule. The Birch Run First Mortgage Loan is expected to bear interest at a fixed rate based upon ten-year U.S. Treasury Notes plus 310 basis points at the time of closing. In addition, the Company would continue its interest rate subsidy agreement with the Venture whereby the interest rate on the Birch Run First Mortgage Loan is fixed at 7.75%. To the extent that the actual interest rate on the Birch Run First Mortgage Loan exceeds 7.75%, the Company would be obligated to make payments to Venture. To the extent that the actual interest rate on the Birch Run First Mortgage Loan is less than 7.75%, the Venture would be obligated to make payments to the Company. The Venture expects to use the net proceeds from the Birch Run First Mortgage Loan to repay in full the Company's net investment in the "wrap-around" first mortgage of $10,729 (as of June 30, 2001). There can be no assurance that the refinancing will occur or will be in accordance with the terms set forth in this paragraph.

Debt Service Obligations

     The Company's aggregate indebtedness, excluding unamortized debt premiums, was $973,417 at June 30, 2001. At June 30, 2001, such indebtedness had a weighted-average maturity of 3.7 years and bore contractual interest at a weighted-average rate of 8.98% per annum. At June 30, 2001, $801,878, or 82.4%, of such indebtedness bore interest at fixed rates and $171,540, or 17.6%, of such indebtedness bore interest at variable rates. The Company utilizes derivative financial instruments to manage its interest rate risk associated with variable rate debt.

     As of June 30, 2001, the Company's remaining scheduled principal payments for 2001 were $22,769. These scheduled principal payments include (i) a non-recourse first mortgage loan of $3,481 on Western Plaza (the "Western Plaza First Mortgage Loan"), a community center located in Knoxville, Tennessee, which matures on October 31, 2001 and (ii) a recourse first mortgage of $6,527 on land located in Camarillo, California which matures on November 1, 2001. Certain of the Company's fixed-rate bonds aggregating $7,000 contain cross-default provisions with respect to certain of the Company's other credit agreements, including the Western Plaza First Mortgage Loan. In the event of default, the holders of such bonds may elect to put such obligations to the Company at a price equal to par plus accrued interest.

     The Company plans to either refinance or extend the maturity of its mortgage indebtedness maturing during 2001. In the event the Company is unable to refinance or extend the maturity of such indebtedness, it will attempt to repay the outstanding balance through proceeds from potential sales of property, cash flow from operations, or proceeds from additional borrowings. In addition, the Company may attempt to give the property securing such indebtedness back to the mortgage lenders. There can be no assurance that the Company will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of the refinancings or extensions of maturities, if they should occur, will be as favorable as the Company has experienced in prior periods.

     As of June 30, 2001, the Company is a guarantor or otherwise obligated with respect to an aggregate of $12,499 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"), including $10,000 of obligations under a secured credit facility (the "HGP Secured Facility"). HGP is a publicly traded company that was formed in connection with the Company's merger with Horizon Group Properties, Inc. in June 1998.

     At June 30, 2001, the HGP Secured Credit Facility bore interest at a rate of 30-day LIBOR plus 1.90% was collateralized by the five properties located throughout the United States and matured on July 11, 2001. On August 2, 2001, HGP announced it had refinanced one of the properties in the HGP Secured Credit Facility and used the proceeds from the new first mortgage loan to reduce the principal balance of the HGP Secured Credit Facility. Simultaneously, HGP obtained an extension to the remaining principal balance of approximately
$33,500, including a 2% extension fee, on the HGP Secured Credit Facility through July 11, 2002. Commencing on the extension date, the HGP Secured Credit Facility bears interest at a rate of 30-day LIBOR (but not less than 4.10%) plus 3.95%, requires monthly principal amortization of $225, and is collateralized by four properties located throughout the United States. The Company confirmed its obligations as guarantor with respect to the HGP Secured Credit Facility in connection with the extension and partial paydown. No claims have been made against the Company's guaranty by the HGP Secured Credit Facility lender.

Debt Compliance

     As of June 30, 2001, the Company was in compliance with all financial debt covenants under its recourse loan agreements. However, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

Defaults on Certain Non-recourse Mortgage Indebtedness

     Subsidiaries of the Company have suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $33,517 which are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas. The Company remains in discussions with the holder of the mortgage loans regarding potential restructuring of their existing terms. There can be no assurance that such discussions will lead to any modification to the terms of the mortgage loans and that the lender will not bring a foreclosure action concerning the two properties. Because the two mortgage loans are non-recourse and the Company is currently not receiving any cash flow from these two centers, the Company does not believe the existing defaults or any related foreclosure will have a material impact on its results of operations or financial position.

Defaults   on  Certain  Non-recourse  Mortgage  Indebtedness  of  Unconsolidated
Partnerships

     Various mortgage loans related to projects in which the Company, through subsidiaries, indirectly owns joint venture interests have matured and are in default. The mortgage loans are (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center located in Bellport, New York, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,438 first mortgage loan on the Oxnard Outlet Center located in Oxnard, California, held by Fru-Con. An affiliate of the Company has a 50% ownership interest in the partnership which owns Phase I of the Bellport Outlet Center. Fru-Con and the Company are each a 50.0% partner in the partnership that owns the Oxnard Outlet Center.

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

     The Company believes none of these mortgage loans is recourse to the Company. In addition, the Company and its affiliates is currently not receiving any cash flow from the Oxnard Outlet Center and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of this project. Therefore, the Company does not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on its results of operations or financial position.

Development Activity

     As of June 30, 2001, the Company had $629 of lender escrow reserves to fund the remaining expected development costs for Prime Outlets of Puerto, which opened on July 27, 2000.

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

     Although derivative financial instruments are an important component of the Company's interest rate management program, their incremental effect on interest expense for the three and six months ended June 30, 2001 and 2000 was not material.

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

     TABLE 5 provides a reconciliation of the loss before allocations to minority interests and preferred shareholders to FFO for the three and six months ended June 30, 2001 and 2000. FFO was $7,131 and $14,430 for the three and six months ended June 30, 2001, respectively, compared to $11,628 and $30,623 for the same periods in 2000, respectively. The FFO results for the three and six months ended June 30, 2000 include net non-recurring items totaling $(2,126) and $(1,404), respectively, consisting of the following:

o        a first quarter gain on the sale of outparcel land of $2,472;

o severance and other compensation costs aggregating $2,421 through the first two quarters ($671 incurred in the second quarter); and

o second quarter professional fees of $1,455 related to refinancing activities.

Excluding the net impact of these non-recurring items, FFO was $13,754 and $32,027 for the three and six months ended June 30, 2000, respectively.

     The decrease in FFO for the 2001 periods compared to the same periods in 2000 is primarily attributable to the following factors:

|X| the December 2000 sale of four outlet centers, including the assumption of mortgage indebtedness by the purchaser, which resulted in a decrease in net operating income during the three and six months ended June 30, 2001 of $6,854 and $13,650, respectively, partially offset by interest savings on the debt assumed by the purchaser of $3,150 and $6,301 for the three and six months ended June 30, 2000, respectively;

|X| higher interest expense during the three and six months ended June 30, 2001 of $2,770 and $6,731, respectively, reflecting (i) higher borrowing costs and (ii) reduced capitalized interest on development projects;

|X| an increase in the provision for uncollectible accounts receivable of $1,305 and $3,348 for the three and six months ended June 30, 2001, respectively, resulting in part from certain tenant bankruptcies, abandonments and store-closings;

|X|      reduced average occupancy in the outlet center portfolio; and

|X| the February 2000 sale of a 70% joint venture interest in Prime Outlets at Williamsburg which resulted in a decrease in net operating income of $1,020 partially offset by decreased interest expense of $390.

Table 5--Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended               Six Months Ended
                                                                                     June 30,                        June 30,
                                                                        ------------------------------------------------------------
                                                                               2001            2000            2001            2000
------------------------------------------------------------------------------------------------------------------------------------

FFO:
Loss before minority interests.......................................      $ (7,243)       $(15,759)       $(12,874)       $(27,446)

FFO adjustments:
  Gain (Loss) on sale of real estate.................................           180               -            (552)              -
  Depreciation and amortization......................................        13,723          15,783          27,398          32,020
  Non-real estate depreciation and amortization......................          (562)           (383)         (1,130)           (567)
  Unconsolidated joint venture adjustments...........................         1,033           1,128           1,588            1,714
  Discontinued operations - eOutlets.com.............................             -           1,315               -          14,2794
  Discontinued operations - Designer Connection......................             -           1,006               -           2,085
                                                                           --------         -------        --------         -------
FFO before adjustment for asset impairment                                    7,131           3,090          14,430          22,085
  Provision for asset impairment - operating properties                           -           8,538               -           8,538
                                                                           --------         -------        --------         -------
FFO before allocations to minority interests
  and preferred shareholders.........................................        $7,131         $11,628        $ 14,430         $30,623
                                                                           ========         =======        ========         =======
Other Data:
Net cash provided by operating activities............................       $10,200         $22,990         $18,160         $31,974
Net cash provided by (used in)  investing activities.................        (7,022)        (13,265)         19,524         (26,300)
Net cash used in financing activities................................        (4,794)         (3,896)        (42,517)         (6,412)
====================================================================================================================================

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

Market Risk Sensitivity

Interest Rate Risk

     In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. See "Interest Rate Risk" of
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related contractual interest rates by fiscal year of maturity. Variable interest rates are based on the weighted-average rates of the portfolio at June 30, 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                                      Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                                  2001        2002        2003         2004        2005    Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------

Fixed rate:
Principal...........................           $15,448     $41,873     $454,324      $6,831      $50,945     $232,457       $801,878
Average interest rate...............            10.15%        9.07%        9.05%       7.31%        7.95%        8.13%         8.76%
Variable rate:
Principal...........................           $7,321      $23,836      $72,853     $67,530                                $171,540
Average interest rate...............            13.13%       13.26%       12.27%       6.18%                                   9.07%

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

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

     On October 13, 2000 and thereafter, eight complaints were filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are: Glenn D. Reschke, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a current director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated complaint was filed. The Company and the individual defendants filed a motion to dismiss. The Company believes that the complaints are without merit and intends to defend against them vigorously. The outcome of these lawsuits, and the ultimate liability of the defendants, if any, cannot be predicted.

     The Company and its affiliates were defendants in a lawsuit filed on August 10, 1999 in the Circuit Court for Baltimore City and removed to U. S. District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. The plaintiff alleged that the Company and its related entities overcharged tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. The plaintiff has appealed the U.S. District Court's decision and briefs have been filed. Management believes that the Company has acted properly and intends to defend this lawsuit vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

     Several entities (the "Plaintiffs") have filed or stated an intention to file lawsuits (the "Lawsuits") against the Company and its affiliates in which the Plaintiffs are seeking to hold them responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theory that the Company guaranteed the obligations of eOutlets and the theory that the Company was the alter ego of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the Lawsuits. The Company believes that it is not liable to the Plaintiffs as there was no privity of contract between it and the various Plaintiffs. The Company intends to defend all Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. The trustee for E-Outlets Resolution Corp. has notified the Company that he is contemplating an action against the Company and the Operating Partnership in which he may assert that E-Outlets Resolution Corp. was the "alter-ego" of the Company and the Operating Partnership and that, as a result, the Company and the Operating Partnership are liable for the debts of E-Outlets Resolution Corp. If the trustee pursues such an action, the Company and the Operating Partnership will defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of these Lawsuits, and the ultimate liability of the Company, if any, cannot be predicted.

    Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates filed on March 29, 2001 a lawsuit against the Company and various affiliates. The plaintiffs allege that the Company and its affiliates have breached various provisions in the plaintiffs' leases and, as a result, overcharged the plaintiffs for common area maintenance charges and promotion fund charges at various centers where the plaintiffs are tenants. The Company has not filed its response to the complaint. Other tenants (in addition to Dinnerware Plus Holdings, Inc.) in the Company's outlet centers have made similar allegations to those made by Dinnerware Plus Holdings, Inc. One of the tenants has stated an intention to file a counterclaim in response to a collection action brought by the Company and its affiliates. The outcome of the Dinnerware Plus Holdings, Inc. lawsuit and other potential claims, and the ultimate liability of the defendants, if any, cannot be predicted.

     The New York Stock Exchange ("NYSE") and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters. The initial notice of such review was received on March 13, 200.

Item 2.           Changes in Securities

None

Item 3.           Defaults Upon Senior Securities

     The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of June 30, 2001, the aggregate arrearage on the Senior Preferred Stock and the Series B Convertible Preferred Stock was $9,811 and $27,031, respectively.

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



                                           PRIME RETAIL, INC.
                                           Registrant



Date: August 13, 2001                      /s/ Robert A. Brvenik
      ---------------                      -------------------------------------
                                           Robert A. Brvenik
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer