Form 10-Q
period 2001-09-30
PRIME RETAIL INC/BD/
filed 2001-11-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001

                                        Or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ----------- to ------------

                      Commission file number                 001-13301
                                                          ----------------------

                             PRIME RETAIL, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Maryland                                         38-2559212
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


       100 East Pratt Street
       Nineteenth Floor
       Baltimore, Maryland                                    21202
------------------------------------------         -----------------------------
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

As of November 13, 2001, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                             PAGE
                                                                           -----


Item 1.  Financial Statements

     Consolidated Balance Sheets as of September 30, 2001 and
       December 31, 2000................................................       1

     Consolidated Statements of Operations for the three and nine
       months ended September 30, 2001 and 2000.........................       2

     Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2001 and 2000.........................       3

     Notes to the Consolidated Financial Statements.....................       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................      14

Item 3.  Quantitative and Qualitative Disclosures of Market Risk........      33

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      34

Item 2.  Changes in Securities..........................................      35

Item 3.  Defaults Upon Senior Securities................................      35

Item 4.  Submission of Matters to a Vote of Security Holders............      35

Item 5.  Other Information..............................................      36

Item 6.  Exhibits or Reports on Form 8-K................................      36

Signatures..............................................................      37

                                       -1-
                               PRIME RETAIL, INC.

                           Consolidated Balance Sheets
                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30, 2001         December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
Assets
Investment in rental property:
     Land                                                                                     $  151,991                 $  151,941
     Buildings and improvements                                                                1,268,856                  1,322,368
     Property under development                                                                    6,125                      3,573
     Furniture and equipment                                                                      15,416                     15,225
                                                                                              ----------                 ----------
                                                                                               1,442,388                  1,493,107
     Accumulated depreciation                                                                   (256,730)                  (217,569)
                                                                                              ----------                 ----------
                                                                                               1,185,658                  1,275,538
Cash and cash equivalents                                                                          4,822                      8,906
Restricted cash                                                                                   43,600                     54,920
Accounts receivable, net                                                                           8,671                     13,480
Deferred charges, net                                                                             13,422                     19,533
Assets held for sale                                                                               8,460                     43,230
Investment in partnerships                                                                        21,627                     21,610
Other assets                                                                                      13,549                     24,804
                                                                                              ----------                 ----------
          Total assets                                                                        $1,299,809                 $1,462,021
                                                                                              ==========                 ==========

Liabilities and Shareholders' Equity
Bonds payable                                                                                 $   32,455                   $ 32,455
Notes payable                                                                                    947,004                    997,698
Accrued interest                                                                                   7,813                      5,267
Real estate taxes payable                                                                          8,711                      8,555
Accounts payable and other liabilities                                                            33,569                     62,063
                                                                                              ----------                 ----------
     Total liabilities                                                                         1,029,552                  1,106,038
                                                                                              ----------                 ----------

Minority interests                                                                                 1,494                      1,495




Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock, $0.01
          par value (liquidation preference of $68,820), 2,300,000
          shares issued and outstanding                                                               23                         23
     8.5% Series B Cumulative Participating Convertible Preferred
          Stock, $0.01 par value (liquidation preference of $226,893),
          7,828,125 shares issued and outstanding                                                     78                         78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                     436                        436
  Additional paid-in capital                                                                     709,373                    709,373
  Distributions in excess of net income                                                         (441,147)                  (355,422)
                                                                                              ----------                 ----------
      Total shareholders' equity                                                                 268,763                    354,488
                                                                                              ----------                 ----------
          Total liabilities and shareholders' equity                                          $1,299,809                 $1,462,021
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

                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Operations
              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                        Nine Months Ended
                                                                           September 30,                             September 30,
                                                                         2001             2000                2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                            $ 35,202        $ 46,133            $ 107,439        $134,842
Percentage rents                                                         1,283           1,754                2,736           4,347
Tenant reimbursements                                                   15,266          21,232               50,995          63,612
Interest and other                                                       3,009           2,289                8,811          10,032
                                                                      --------        --------            ---------        --------
  Total revenues                                                        54,760          71,408              169,981         212,833

Expenses
Property operating                                                      12,017          17,204               39,796          50,694
Real estate taxes                                                        4,793           5,575               15,159          16,813
Depreciation and amortization                                           13,766          17,679               41,164          49,699
Corporate general and administrative                                     4,192           4,067               10,845          17,519
Interest                                                                22,841          25,430               70,618          73,167
Other charges                                                            7,377           5,654               16,051          11,686
Provision for asset impairment                                          63,026               -               63,026           8,538
Loss on eOutlets.com                                                         -             424                    -          14,703
(Gain) loss on Designer Connection                                           -            (274)                   -           1,811
                                                                      --------        --------            ---------        --------
  Total expenses                                                       128,012          75,759              256,659         244,630
                                                                      --------        --------            ---------        --------

Loss before gain on sale of real estate and
    minority interests                                                 (73,252)         (4,351)             (86,678)        (31,797)
Gain on sale of real estate                                                  -               -                  552               -
                                                                      --------        --------            ---------        --------
Loss before minority interests                                         (73,252)         (4,351)             (86,126)        (31,797)
Loss allocated to minority interests                                         -             767                  401             735
                                                                      --------        --------            ---------        --------
Net loss                                                               (73,252)         (3,584)             (85,725)        (31,062)
Income allocated to preferred shareholders                              (5,668)         (5,668)             (17,004)        (17,004)
                                                                      --------        --------            ---------        --------
Net loss applicable to common shares                                  $(78,920)       $ (9,252)           $(102,729)       $(48,066)
                                                                      ========        ========            =========        ========
Basic and diluted loss per common share:
   Net loss                                                           $  (1.81)       $ (0.21)            $   (2.36)        $ (1.11)
                                                                      ========        ========            =========        ========
Weighted-average basic and diluted
  common shares outstanding                                             43,578          43,578               43,578          43,498
                                                                      ========        ========             ========        ========
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                                          2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss                                                                                             $ (85,725)           $ (31,062)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Loss allocated to minority interests                                                                 (401)                (735)
     Gain on sale of real estate                                                                          (552)                   -
     Depreciation                                                                                       40,801               49,225
     Amortization of deferred financing costs                                                            5,285                2,564
     Amortization of debt premiums                                                                      (2,362)              (2,343)
     Amortization of leasing commissions                                                                   363                  474
     Provision for uncollectible accounts receivable                                                     9,614                5,095
     Provision for asset impairment                                                                     63,026                8,538
     Loss on eOutlets.com                                                                                    -               14,703
     Loss on Designer Connection                                                                             -                1,811
     Gain on sale of land                                                                                    -               (2,472)
Changes in operating assets and liabilities:
     Increase in accounts receivable                                                                    (4,992)              (4,343)
     Decrease in restricted cash                                                                        11,260                2,631
     Decrease in other assets                                                                               14                1,452
     Decrease in accounts payable and other liabilities                                                (19,315)                 685
     Increase in real estate taxes payable                                                                 762                1,599
     Increase in accrued interest                                                                        2,545                  336
                                                                                                     ---------            ---------
       Net cash provided by operating activities                                                        20,323               48,158
                                                                                                     ---------            ---------

Investing Activities
Additions to investment in rental property                                                             (15,553)             (42,828)
Payments made for eOutlets.com                                                                          (2,170)             (10,227)
Proceeds from repayment of notes receivable, net                                                         8,286                    -
Proceeds from sale of land                                                                                   -                4,622
Proceeds from sales of operating properties                                                             33,547               11,063
                                                                                                     ---------            ---------
       Net cash provided by (used in) investing activities                                              24,110              (37,370)
                                                                                                     ---------            ---------

Financing Activities
Proceeds from notes payable                                                                             16,899               13,039
Principal repayments on notes payable                                                                  (65,231)             (24,341)
Contributions from minority interests                                                                      400                    -
Financing costs                                                                                           (585)                (842)
                                                                                                     ---------            ---------
       Net cash used in financing activities                                                           (48,517)             (12,144)
                                                                                                     ---------            ---------

Decrease in cash and cash equivalents                                                                   (4,084)              (1,356)
Cash and cash equivalents at beginning of period                                                         8,906                7,343
                                                                                                     ---------            ---------
Cash and cash equivalents at end of period                                                           $   4,822            $   5,987
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

     Prior to the sale of Prime Outlets at Silverthorne, it was one of fifteen properties securing the Company's first mortgage and expansion loan (the "First Mortgage and Expansion Loan"), which had an outstanding principal balance of $343,616 at September 30, 2001. In conjunction with the sale of Prime Outlets at Silverthorne, the Company substituted Prime Outlets at Lebanon for Prime Outlets at Silverthorne in the cross-collateral asset pool securing the First Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement.

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona consisting of 326,000 square feet of GLA, was sold through foreclosure. An affiliate of the Company and an affiliate of Fru-Con Development Corporation ("Fru-Con") each own 50% of the partnership which owned the project. The Company accounted for its ownership interest in the partnership that owned the project in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale, the Company recorded a loss on the sale of real estate of $180 during the second quarter of 2001.

Note 3 -- Bonds and Notes Payable

Debt Transactions

     In connection with the sales of Northgate Plaza and Prime Outlets at Silverthorne during the first quarter of 2001, the Company repaid mortgage indebtedness of $5,966 and $18,078, respectively. In addition, net cash proceeds from these property sales were used to prepay an aggregate of $9,137 of the Company's outstanding Mezzanine Loan. As of September 30, 2001, the outstanding principal balance of the Mezzanine Loan was $72,863. See Note 2 - "Dispositions" for additional information.

     The Company, through affiliates, holds a 51% interest in the owner of Phases II and III of an outlet center in Bellport, New York on which the first mortgage loan of $7,795 matured on May 1, 2001. On May 21, 2001, the Company, on behalf of the owner, made a principal payment of $2,295 to the lender in exchange for a modification to the terms and a one-year extension of the maturity of this mortgage indebtedness. The outstanding balance of the first mortgage loan was $5,500 as of September 30, 2001.

     On June 8, 2001, the Company, through affiliates, obtained a two-month extension through August 10, 2001 to the terms and maturity date of a $16,330 first mortgage loan secured by Prime Outlets at Edinburgh (the "Edinburgh Outlet Center") located in Edinburgh, Indiana. On June 29, 2001, the Company, through affiliates, completed a refinancing of this first mortgage loan. The new first mortgage loan (the "Edinburgh First Mortgage Loan") provides for an aggregate commitment up to $18,000 and is non-recourse to the Company. The Edinburgh First Mortgage Loan, which is secured by the Edinburgh Outlet Center, has a term of three years, requires monthly principal payments based upon a 15-year amortization schedule and is pre-payable at any time subject to certain prepayment and exit fees. The Edinburgh First Mortgage Loan bears interest at a floating rate based on six-month LIBOR plus 350 basis points, subject to an 8.00% minimum, and may be adjusted semi-annually with a maximum 1.0% increase or decrease per adjustment. As of September 30, 2001, the Edinburgh First Mortgage Loan bore interest at the minimum rate. At closing, $16,700 of the Edinburgh First Mortgage Loan was funded, resulting in net proceeds of $88 after repayment of the old first mortgage loan and closing costs. The remaining commitment provides for the funding of up to an additional $1,300 for leasing related capital expenditures at the Edinburgh Outlet Center.

     On August 7, 2001, the Company, through affiliates, obtained an additional one-month extension to September 10, 2001 to the terms and maturity date of a $10,003 first mortgage loan secured by Prime Outlets at Birch Run (the "Birch Run Outlet Center") located in Birch Run, Michigan. The terms and maturity date of the $10,003 first mortgage loan had previously been extended to August 10, 2001. The Company and Estein & Associates USA, Ltd., through affiliates, have 30% and 70% ownership interests, respectively, in the joint venture partnership (the "Prime/Estein Venture") that indirectly owns the Birch Run Outlet Center. The Company completed a refinancing of first mortgage loans aggregating $63,000 on the Birch Run Outlet Center on August 21, 2001. These first mortgage loans were included in a "wrap-around" loan provided by the Company to the Prime/Estein Venture in connection with the November 19, 1999 sale of the Birch Run Outlet Center.

     The new first mortgage loan (the "Birch Run First Mortgage Loan") is in the amount of $63,000, is secured by the Birch Run Outlet Center, has a term of ten years, and requires monthly principal amortization based upon a 25-year schedule. The Birch Run First Mortgage Loan bears interest at an effective fixed-rate of 8.12%. Greenwich Capital Financial Products, Inc. provided the financing. The Prime/Estein Venture used the net proceeds from the Birch Run First Mortgage Loan to repay in full loans aggregating $63,000, including a "wrap-around" loan of $10,731 due to the Company. Net proceeds to the Company, after payment of closing and other transaction costs were $8,286. In connection with the refinancing transaction, the Company recorded a non-recurring loss of $1,036 during the third quarter of 2001.

     Pursuant to Prime/Estein Venture-related documents to which affiliates of the Company are parties, the Company is obligated to provide to, or obtain for, the Prime/Estein Venture fixed rate financing at an annual rate of 7.75%. As a result, each month during the term of the Birch Run First Mortgage Loan the Company will be obligated to pay to the Prime/Estein Venture the difference between the cost of the financing at an annual effective rate of 8.12% and the cost of the financing at an annual rate of 7.75% (the "Interest Rate Subsidy"). The total of the payments to be made by the Company to the Prime/Estein Venture over the term of the Birch Run First Mortgage Loan will be $2,723. During the third quarter of 2001, the Company recorded a non-recurring loss of $1,882 in other charges representing the net present value of the Interest Rate Subsidy.

Debt Service Obligations

     The Company's aggregate indebtedness, excluding unamortized debt premiums, was $967,677 at September 30, 2001. At September 30, 2001, such indebtedness had a weighted-average maturity of 3.4 years and bore contractual interest at a weighted-average rate of 8.93% per annum. At September 30, 2001, $799,765, or 82.6%, of such indebtedness bore interest at fixed rates and $167,912, or 17.4%, of such indebtedness bore interest at variable rates. The Company utilizes derivative financial instruments to manage some of the interest rate risk associated with variable rate debt.

     As of September 30, 2001, the Company's remaining scheduled principal payments for 2001 and 2002 were $17,023 and $65,694, respectively. The 2001 remaining scheduled principal payments included (i) a non-recourse first mortgage loan of $3,460 on Western Plaza (the "Western Plaza First Mortgage Loan"), a community center located in Knoxville, Tennessee, which matured on October 31, 2001 and (ii) a recourse first mortgage (the "Camarillo First Mortgage Loan") of $6,527 on land located in Camarillo, California which was scheduled to mature on November 1, 2001. The Company has signed a term sheet and made a payment of $25 to the lender to extend the maturity of the Western Plaza First Mortgage until October 31, 2002 and is in the process of finalizing the terms of such extension. Certain of the Company's debt obligations, including the Mezzanine Loan and fixed-rate bonds aggregating $7,000 secured by a second mortgage on Western Plaza, contain cross-default provisions that would be triggered by a continuing default under the Western Plaza First Mortgage Loan. In the event such cross-default provisions were triggered, the holders of the Mezzanine Loan could elect to accelerate such debt and the holders of the bonds could elect to put such obligations to the Company at a price equal to par plus accrued interest.

     On November 1, 2001, the Company made a principal payment of $300 in exchange for a modification to the terms and a one-year extension of the maturity of the Camarillo First Mortgage Loan. The new maturity date of the Camarillo First Mortgage Loan is November 1, 2002 and, pursuant to the terms of the loan modification, additional principal pay-downs of $300 and $400 will be due on January 2, 2002 and on April 1, 2002, respectively. The Camarillo First Mortgage Loan will continue to (i) bear interest at a fixed-rate of 13.50% and
(ii) except as set forth in the prior sentence, require monthly interest-only payments.

     As of November 14, 2001, during 2002 the Company will be obligated to make scheduled principal payments of $42,756, including $33,069 of scheduled amortization payments, $3,460 under the Western Plaza First Mortgage Loan, and $6,227 under the Camarillo First Mortgage Loan. The $32,625 of debt related to Prime Outlets at Jeffersonville II and Prime Outlets at Conroe, which is non-recourse debt, is not included because the Company intends to not pay such amount. The Company is seeking to generate additional liquidity through new financings and the sale of assets and is negotiating with existing lenders to defer a portion of the principal payments due during the next year; however, there can be no assurance that the Company be unable to secure such additional sources of liquidity or reach satisfactory resolution with its lenders, there would be substantial risk as to whether the Company would be able to continue during 2002 as a going concern.

Guaranty

     The Company is a guarantor or otherwise obligated with respect to an aggregate of $12,471 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"), including $10,000 of obligations under a secured credit facility (the "HGP Secured Credit Facility"). HGP is a publicly traded company that was formed in connection with the Company's merger with Horizon Group Properties, Inc. in June 1998.

     The HGP Secured Credit Facility bore interest at a rate of 30-day LIBOR plus 1.90%, was collateralized by five properties located throughout the United States and matured on July 11, 2001. On August 2, 2001, HGP announced it had refinanced one of the properties in the HGP Secured Credit Facility and used the proceeds from the new first mortgage loan to reduce the principal balance of the HGP Secured Credit Facility. Simultaneously, HGP obtained an extension to the remaining principal balance of approximately $33,500, including a 2% extension fee, on the HGP Secured Credit Facility through July 11, 2002. Commencing on the extension date, the HGP Secured Credit Facility bears interest at a rate of 30-day LIBOR (but not less than 4.10%) plus 3.95%, requires monthly principal amortization of $225, and is collateralized by four properties located throughout the United States. The Company confirmed its obligations as guarantor with respect to the HGP Secured Credit Facility in connection with the extension and partial paydown. No claims have been made against the Company's guaranty by the HGP Secured Credit Facility lender. On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of $45,500 secured by six of its outlet centers. Such defaults are not defaults under the HGP Secured Credit Facility which is guaranteed by the Company.

Debt Compliance

     As of September 30, 2001, the Company was in compliance with all financial debt covenants under its recourse loan agreements. However, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

Defaults on Certain Non-recourse Mortgage Indebtedness

     Subsidiaries of the Company have suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $33,378 which are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas. The Company remains in discussions with the holder of the mortgage loans regarding these two mortgage loans. The Company expects that the lender will bring a foreclosure action concerning one of the two properties and the Company will convey the second property to the lender by means of a deed-in-lieu of foreclosure. Because the two mortgage loans are non-recourse and the Company is currently not receiving any cash flow from these two centers, the Company does not believe the existing defaults or any related foreclosure will have a material impact on its results of operations or financial position.

Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships

     Various mortgage loans related to projects in which the Company, through subsidiaries, indirectly owns joint venture interests have matured and are in default. The mortgage loans are (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center located in Bellport, New York, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on the Oxnard Outlet Center located in Oxnard, California, held by Fru-Con. An affiliate of the Company has a 50% ownership interest in the partnership which owns Phase I of the Bellport Outlet Center. Fru-Con and the Company are each a 50.0% partner in the partnership that owns the Oxnard Outlet Center.

     Union Labor has filed for foreclosure on Phase I of the Bellport Outlet Center. A receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing Phase I of the Bellport Outlet Center. Union Labor filed a motion for summary judgment against the owner of Phase I of Bellport Outlet Center, an affiliate of the Company. Because the Union Labor loan matured, the Company has not contested Union Labor's motion for summary judgment. The Company continues to negotiate the terms of a transfer of its ownership interest in the Oxnard Outlet Center to Fru-Con.

     The Company does not believe that these mortgage loans are recourse to the Company. In addition, the Company and its affiliates are currently not receiving any cash flow from the Oxnard Outlet Center and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of this project. Therefore, the Company does not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on its results of operations or financial position.

Note 4 - Shareholders' Equity

Delisting from the New York Stock Exchange

     Effective prior to the opening of the stock market on September 27, 2001, the Company's securities were terminated from listing by the New York Stock Exchange ("NYSE"). Previously, the Company's Common Stock, Series A Senior Cumulative Preferred Stock and Series B Cumulative Participating Convertible Preferred Stock had been listed on the NYSE. The Company's securities are now trading on the "over the counter" market under the auspices of the National Association of Securities Dealers.

     As the Company previously announced, the NYSE had informed the Company that it would take this step because the decline in the price of the Company's Common Stock had resulted in the Company no longer meeting the NYSE's listing requirements. On August 21, 2001 at the annual meeting of shareholders, the Company's shareholders approved an amendment to the Company's articles of incorporation to provide the Company's board of directors with the discretion to implement a ten-for-one reverse stock split.

     Subsequent to the annual meeting of shareholders, the Company's board of directors considered relevant factors and determined not to exercise its discretion to implement the reverse stock split. Among other things, the board of directors concluded it was likely that, subsequent to a ten-for-one reverse stock split, the per share price of the Company's Common Stock would trade at a level substantially less than ten times its current per share price, resulting in a substantial loss of value for the Company's shareholders. The board of directors also took into consideration that, even with the reverse stock split, there could be no assurance that the Company would continue to satisfy the NYSE's listing requirements.

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

     The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its Mezzanine Loan. In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of September 30, 2001, unpaid dividends for the period November 16, 1999 through September 30, 2001 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $11,320 and $31,190, respectively. The annual dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock are $6,038 ($2.625 per share) and $16,636 ($2.125 per share), respectively.

     The Company is currently in arrears on seven quarters of preferred stock distributions in respect of the Series A and Series B Preferred Stock. The holders of the Series A Preferred Stock and Series B Preferred Stock, voting together as a single class, have the right to elect two additional members to the Company's Board of Directors so long as the equivalent of six consecutive quarterly dividends on these series of preferred stock remain in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage. The Company will hold a Special Meeting of its Preferred Stockholders for the purpose of electing two additional directors to the Company's board of directors on December 6, 2001. The record date for the Special Meeting of Preferred Stockholders is October 11, 2001.

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

Note 6 -- Special Charges

     During the third quarter of 2001, management determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that four of the Company's wholly-owned properties were permanently impaired. As a result, the Company recorded a third quarter provision for asset impairment aggregating $63,026, representing the write-down of the carrying value of these four properties to their estimated fair value in accordance with the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

     During the second quarter of 2000, management established a formal plan to sell two of its properties and, accordingly, reclassified their respective carrying values to held for sale in the Consolidated Balance Sheets. In accordance with the requirements of SFAS No. 121, the Company incurred a provision for asset impairment aggregating $8,538 to reduce the carrying value of these properties to their estimated sales value, less cost to dispose. One of these properties, Northgate Plaza was subsequently sold in February of 2001. See "Note 2 - "Dispositions" for additional information.

     The operating results for the Company's Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. The Company ceased operations of its Designer Connection outlet stores in 2000.

     On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $424 and $14,703 during the three and nine months ended September 30, 2000, respectively. The non-recurring loss for the nine months ended September 30, 2000 includes the write-off of $3,497 of costs previously capitalized during 1999.

Note 7 -- Legal Proceedings

     Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates (the "Mikasa Plaintiffs") filed in Superior Court of New Jersey on March 29, 2001 a lawsuit against the Company and various affiliates. The Mikasa Plaintiffs assert a number of causes of action in which they allege that the Company and its affiliates breached various provisions in the Mikasa Plaintiffs' leases and, as a result, overcharged the Mikasa Plaintiffs for common area maintenance and similar charges ("CAM") and promotion fund charges at various centers where the Mikasa Plaintiffs are tenants. The Company filed a motion to dismiss the complaint on behalf of the Company affiliates who entered into leases with the Mikasa plaintiffs, based on lack of jurisdiction. The motion was granted, but the Mikasa Plaintiffs filed a motion for reconsideration, upon which the court has not ruled. The remaining defendants, Prime Retail, Inc. and Prime Retail, L.P. have answered the complaint. Melru Corporation, which operates under the trade name Jones New York, in response to a collection action filed by the Company and its affiliates, filed on October 15, 2001 several counterclaims in which it alleges that the Company and its affiliates overcharged Melru Corporation for CAM and promotion fund charges. The Company has not filed its response to the Melru Corporation counterclaims. Other tenants in the Company's outlet centers have made or may make similar allegations to those made by the Mikasa Plaintiffs and Melru Corporation. The outcome of the Mikasa Plaintiffs' lawsuit, the Melru Corporation counter-claims, and other potential claims, and the ultimate liability of the defendants, if any, cannot be predicted.

     The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City and removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. An oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001 and the panel of judges requested further briefing of certain issues. Management believes that the Company has acted properly and will continue to defend this lawsuit vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

     On October 13, 2000 and thereafter, eight complaints were filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are Glenn D. Reschke, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a former director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael
W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated amended complaint captioned The Marsh Group, et al. v. Prime Retail, Inc., et al. dated May 21, 2001 was filed. The Company and the individual defendants filed a motion to dismiss, which was granted by Judge J. Frederick Motz on November 8, 2001. The time for an appeal has not yet expired. The Company does not know whether the plaintiffs will appeal, but believes that the claims are without merit and will defend against any appeal vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

     Several entities (the "eOutlets Plaintiffs") have filed or stated an intention to file lawsuits (the "eOutlets Lawsuits") against the Company and its affiliates in which the eOutlets Plaintiffs are seeking to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theory that the Company guaranteed the obligations of eOutlets and the theory that the Company was the alter ego of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the eOutlets Lawsuits. The Company believes that it is not liable to the eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. The Company will continue to defend all eOutlets Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. The trustee for E-Outlets Resolution Corp. has notified the Company that he is contemplating an action against the Company and the Operating Partnership in which he may assert that E-Outlets Resolution Corp. was the "alter-ego" of the Company and the Operating Partnership and that, as a result, the Company and the Operating Partnership are liable for the debts of E-Outlets Resolution Corp. If the trustee pursues such an action, the Company and the Operating Partnership will defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of the eOutlets Lawsuits, and the ultimate liability of the Company in connection with the eOutlets Lawsuits and related claims, if any, cannot be predicted.

     The NYSE and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters. The initial notice of such review was received on March 13, 2000.

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

Cautionary Statements

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, risks associated with the Company's high level of leverage and its ability to refinance such indebtedness as it becomes due; the risk that the Company or its subsidiaries be able to satisfy schedule debt service obligations or will not remain in compliance with existing loan covenants; the effects of future events, including tenant bankruptcies or abandonments on the Company's financial performance; risks related to the retail industry in which the Company's outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; risks associated with tenant bankruptcies, store closings and the non-payment of contractual rents; risks associated with the Company's potential asset sales; the risk of potential increase in market interest rates from current levels; risks associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of the Company's properties; risks associated with litigation; and risks associated with competition from web-based and catalogue retailers.

Outlet Center Portfolio

Portfolio GLA and Occupancy

     The Company's outlet center portfolio consisted of 45 properties totaling 12,670,000 square feet of gross leasable area ("GLA") at September 30, 2001, compared to 48 properties totaling 13,497,000 square feet of GLA at December 31, 2000 and 52 properties totaling 15,089,000 square feet of GLA at September 30, 2000. The changes in the Company's outlet center GLA are due to certain (i) sales transactions during 2001 and 2000, (ii) development activities during 2000, and (iii) the loss of an outlet center through foreclosure sale. Such changes are discussed below and are collectively referred to as the "Portfolio GLA Activity".

     The Company's outlet center portfolio was 90% and 92% occupied on September 30, 2001 and 2000, respectively. For the three and nine months ended September 30, 2001, weighted-average occupancy in the outlet center portfolio was 90% compared to 91% for the same periods in 2000. The decline in the 2001 weighted-average and period-end occupancies was primarily attributable to certain tenant bankruptcies, abandonments and store closings.

2001 Sales Transactions

     On February 2, 2001, the Company sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, the Company sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales were used to repay an aggregate of $9,137 of the Company's outstanding mezzanine loan (the "Mezzanine Loan") in accordance with the terms of such loan agreement. In connection with these sales, the Company recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in the Company's results of operations through the respective dates of disposition. At December 31, 2000, these properties were classified as assets held for sale in the Consolidated Balance Sheet with an aggregate carrying value of $34,770.

     On March 16, 2001, the Company completed the sale of Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC. The operating results of Prime Outlets at Silverthorne are included in the Company's results of operations through the date of disposition.

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona consisting of 326,000 square feet of GLA, was sold through foreclosure. An affiliate of the Company and an affiliate of Fru-Con Development Corporation ("Fru-Con") each own 50% of the partnership which owned the project. The Company accounted for its ownership interest in the partnership that owned the project in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale, the Company recorded a loss on the sale of real estate of $180 during the second quarter of 2001.

2000 Sales Transactions

     On February 23, 2000, the Company sold Prime Outlets at Williamsburg, which contains 274,000 square feet of GLA, to a joint venture partnership (the "Prime/Estein Venture"). The Company, through affiliates, indirectly has a 30% ownership interest in the Prime/Estein Venture. Commencing on the date of disposition, the Company accounts for the operating results of this outlet center in accordance with the equity method of accounting.

     On December 22, 2000, the Company completed the sale of four outlet centers aggregating 1,592,000 square feet of GLA to a joint venture partnership comprised of Chelsea Property Group, Inc. and Fortress Investment Group, L.L.C. The four outlet centers that were sold are located in Gilroy, California; Michigan City, Indiana; Waterloo, New York; and Kittery, Maine.

Development Activities

     During 2000 the Company completed the development of 390,000 square feet of GLA consisting of the opening of (i) Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 176,000 square feet of GLA, and
(ii) four expansions to outlet centers totaling 214,000 square feet of GLA. During 2001, the Company has not engaged in any development activity other than completing post-opening work related to 2000 development and consulting activities in Europe with a joint venture partner.

        The following table sets forth certain information with respect to the Company's outlet center portfolio as of September 30, 2001.

                                                                                            Grand            GLA         Occupancy
Outlet Centers                                                                          Opening Date      (Sq. Ft.)    Percentage(1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont-- Fremont, Indiana............................               October 1985          229,000              87%

Prime Outlets at Birch Run (2)-- Birch Run, Michigan...................             September 1986          724,000               93

Prime Outlets at Latham-- Latham, New York.............................                August 1987           43,000               83

Prime Outlets at Williamsburg (2)-- Williamsburg, Virginia.............                 April 1988          274,000               98

Prime Outlets at Pleasant Prairie-- Kenosha, Wisconsin.................             September 1988          269,000               89

Prime Outlets at Edinburgh-- Edinburgh, Indiana........................             September 1989          298,000               96

Prime Outlets at Burlington-- Burlington, Washington ..................                   May 1989          174,000               91

Prime Outlets at Queenstown-- Queenstown, Maryland.....................                  June 1989          221,000               97

Prime Outlets at Hillsboro-- Hillsboro, Texas..........................               October 1989          359,000               86

Prime Outlets at Oshkosh-- Oshkosh, Wisconsin..........................              November 1989          260,000               94

Prime Outlets at Warehouse Row (3)-- Chattanooga, Tennessee............              November 1989           95,000               79

Prime Outlets at Perryville-- Perryville, Maryland.....................                  June 1990          148,000               93

Prime Outlets at Sedona-- Sedona, Arizona .............................                August 1990           82,000              100

Prime Outlets at San Marcos-- San Marcos, Texas........................                August 1990          549,000               90

Prime Outlets at Anderson-- Anderson, California.......................                August 1990          165,000               95

Prime Outlets at Post Falls-- Post Falls, Idaho .......................                  July 1991          179,000               77

Prime Outlets at Ellenton-- Ellenton, Florida..........................               October 1991          481,000               97

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina........               October 1991          187,000               91

Prime Outlets at Naples-- Naples/Marco Island, Florida.................              December 1991          146,000               85

Prime Outlets at Conroe-- Conroe, Texas................................               January 1992          282,000               87

Bellport Outlet Center (4)-- Bellport, New York--  Phases II/III.......              November 1996          197,000               71

Prime Outlets at Niagara Falls USA-- Niagara Falls, New York...........                  July 1992          534,000               94

Prime Outlets at Woodbury-- Woodbury, Minnesota........................                  July 1992          250,000               76

Prime Outlets at Calhoun-- Calhoun, Georgia............................               October 1992          254,000               86

Prime Outlets at Castle Rock-- Castle Rock, Colorado...................              November 1992          480,000               98

Prime Outlets at Bend-- Bend, Oregon...................................              December 1992          132,000               98

Prime Outlets at Jeffersonville II-- Jeffersonville, Ohio..............                 March 1993          314,000               51

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Grand             GLA         Occupancy
Outlet Centers                                                                         Opening Date       (Sq. Ft.)    Percentage(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio...............                  July 1993          407,000              94%

Prime Outlets at Gainesville-- Gainesville, Texas......................                August 1993          316,000               81

Prime Outlets at Loveland-- Loveland, Colorado.........................                   May 1994          328,000               93

Prime Outlets at Grove City-- Grove City, Pennsylvania.................                August 1994          533,000               99

Prime Outlets at Huntley-- Huntley, Illinois...........................                August 1994          282,000               81

Prime Outlets at Florida City-- Florida City, Florida..................             September 1994          208,000               68

Prime Outlets at Pismo Beach-- Pismo Beach, California.................              November 1994          148,000               95

Prime Outlets at Tracy-- Tracy, California.............................              November 1994          153,000               91

Prime Outlets at Vero Beach-- Vero Beach, Florida......................              November 1994          326,000               89

Prime Outlets at Odessa-- Odessa, Missouri.............................                  July 1995          296,000               78

Prime Outlets at Darien (5)-- Darien, Georgia..........................                  July 1995          307,000               74

Prime Outlets at Gulfport (6)-- Gulfport, Mississippi..................              November 1995          306,000               83

Prime Outlets at Lodi-- Burbank, Ohio..................................              November 1996          313,000               94

Prime Outlets at Gaffney (5)-- Gaffney, South Carolina.................              November 1996          305,000               97

Prime Outlets at Lee-- Lee, Massachusetts..............................                  June 1997          224,000              100

Prime Outlets at Lebanon--  Lebanon, Tennessee.........................                 April 1998          229,000               96

Prime Outlets at Hagerstown-- Hagerstown, Maryland.....................                August 1998          487,000               99

Prime Outlets of Puerto Rico-- Barceloneta, Puerto Rico................                  July 2000          176,000               98
                                                                                                         ----------              ---
Total Outlet Centers (7)                                                                                 12,670,000              90%
                                                                                                         ===============         ===
===================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of September 30, 2001 as a percent of available square feet of GLA.
(2) The Company, through affiliates, has a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) The Company owns a 2% partnership interest as the sole general partner in Phase I of this property but is entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space, not included in this table, which was 95% occupied as of September 30, 2001.
(4) The Company, through affiliates, has a 51% ownership interest in the joint venture partnership that owns Phases II and III of the Bellport Outlet Center.
(5) The Company operates this outlet center pursuant to a long-term ground lease under which the Company receives the economic benefit of a 100% ownership interest.
(6) The real property on which this outlet center is located is subject to a long-term ground lease.
(7) The Company owns two community centers, not included in this table, containing 219,000 square fee t of GLA in the aggregate that were 80% occupied as of September 30, 2001.

Results of Operations

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

Summary

     The Company reported net losses of $73,252 and $3,584 for the three months ended September 30, 2001 and 2000, respectively. For the three months ended September 30, 2001, the net loss applicable to common shareholders was $78,920, or $1.81 per common share on a basic and diluted basis. For the three months ended September 30, 2000, the net loss applicable to common shareholders was $9,252, or $0.21 per common share on a basic and diluted basis.

     The 2001 results  include (i) a provision for asset  impairment of $63,026,
(ii) a non-recurring charge of $1,882 related to an interest rate subsidy agreement, and (iii) a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run. The 2000 results reflect certain non-recurring items, including (i) other charges of $1,100 incurred in connection with the termination of the sale of joint venture interests in certain properties, (ii) a loss on eOutlets.com of $424 and (iii) a gain on Designer Connection of $274.

Revenues

     Total revenues were $54,760 for the three months ended September 30, 2001 compared to $71,408 for the three months ended September 30, 2000, a decrease of $16,648, or 23.3%. Base rents decreased by $10,931, or 23.7%, to $35,202 during the three months ended September 30, 2001 from $46,133 for the same period in 2000. These decreases were primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Straight-line rent expense (income), included in base rent, was $33 and $(92) for the three months ended September 30, 2001 and 2000, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased by $471, or 26.9%, to $1,283 during the three months ended September 30, 2001 from $1,754 for the same period in 2000. This decline was primarily due to the Portfolio GLA Activity.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $5,966, or 28.1%, to $15,266 in 2001 from $21,232 in 2000. This decline was primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 90.8% during the three months ended September 30, 2001 compared to 93.2% for the same period in 2000.

     Interest and other income increased by $720, or 31.5%, to $3,009 during the three months ended September 30, 2001 from $2,289 for the same period in 2000. The increase was primarily attributable to a reduction in equity losses on unconsolidated partnerships of $671.

Expenses

     Property operating expenses decreased by $5,187, or 30.2%, to $12,017 during the three months ended September 30, 2001 from $17,204 for the same period in 2000. Real estate taxes expense decreased by $782, or 14.0%, to $4,793 during the three months ended September 30, 2001 from $5,575 for the same period in 2000. These decreases were primarily due to the Portfolio GLA Activity.

     As shown in TABLE 1, depreciation and amortization expense decreased by $3,913, or 22.1%, to $13,766 during the three months ended September 30, 2001 from $17,679 for the same period in 2000. This decrease was primarily attributable to the depreciation of assets associated with the Portfolio GLA Activity and the reclassification of Prime Outlets at Hagerstown from assets held for sale to investment in rental property during 2000. In connection with the reclassification, the Company recorded $1,967 of depreciation and amortization expense related to the Hagerstown Center for the period from January 1, 2000 through September 30, 2000 in the third quarter of 2000. Corresponding depreciation and amortization expense related to the Hagerstown Center recorded in the third quarter of 2001 was $733.

Table 1--Components of Depreciation and Amortization Expense

        The components of depreciation and amortization expense were as follows:

--------------------------------------------------------------------------------
 Three months ended September 30,                           2001          2000
--------------------------------------------------------------------------------
 Building and improvements...............................   $6,915        $9,370
 Land improvements.......................................    1,608         1,767
 Tenant improvements.....................................    4,396         5,689
 Furniture and fixtures..................................      722           710
 Leasing commissions.....................................      125           143
                                                            ------        ------

       Total.............................................  $13,766       $17,679
                                                           =======       =======
================================================================================

     As shown in TABLE 2, interest expense decreased by $2,589, or 10.2%, to $22,841 during the three months ended September 30, 2001 from $25,430 for the same period in 2000. This decrease reflects lower interest incurred of $4,145 partially offset by (i) an increase in amortization of deferred financing costs of $771, (ii) a reduction in the amount of interest capitalized in connection with development projects of $727 and (iii) a decrease in amortization of debt premiums of $58.

     The decrease in interest incurred was primarily attributable to a reduction of $231,817 in the Company's weighted average debt outstanding, excluding debt premiums, during the three months ended September 30, 2001 compared to the same period in 2000. The effect of the reduction in weighted-average debt outstanding was partially offset by an increase of 0.46% in the weighted-average contractual interest rate on outstanding indebtedness for the three months ended September 30, 2001 compared to the same period in 2000. The weighted-average contractual interest rates for the 2001 and 2000 periods were 9.07% and 8.61%, respectively.

Table 2--Components of Interest Expense

        The components of interest expense were as follows:

--------------------------------------------------------------------------------
 Three months ended September 30,                           2001          2000
--------------------------------------------------------------------------------
 Interest incurred.................................       $21,938       $26,083
 Amortization of debt premiums.....................          (723)         (781)
 Interest capitalized..............................             -          (727)
 Amortization of deferred financing costs..........         1,626           855
                                                          -------       -------
       Total.......................................       $22,841       $25,430
                                                          =======       =======
================================================================================

     Other charges increased by $1,723, or 30.5%, to $7,377 for the three months ended September 30, 2001 from $5,654 for the same period in 2000. The increase was primarily attributable to (i) a non-recurring charge of $1,882 related to an interest rate subsidy agreement (ii) a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run and (iii) a higher provision for uncollectible accounts receivable of $1,171 resulting in part from certain tenant bankruptcies, abandonments and store closings during the three months ended September 30, 2001. Partially offsetting these items were
(i) costs of $1,100 incurred in the third quarter of 2000 in connection with the termination of the sales of joint venture interests in Prime Outlets at Hagerstown and a proposed expansion to Prime Outlets at Williamsburg which was not constructed, (ii) lower marketing expenses of $294, (iii) reduced pre-development costs of $589, (iv) a decrease in ground lease expense of $293, and (v) a decrease in all other expenses of $90.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

Summary

     The Company reported net losses of $85,725 and $31,062 for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, the net loss applicable to common shareholders was $102,729, or $2.36 per common share on a basic and diluted basis. For the nine months ended September 30, 2000, the net loss applicable to common shareholders was $48,066, or $1.11 per common share on a basic and diluted basis.

     The 2001 results  include (i) a provision for asset  impairment of $63,026,
(ii) a non-recurring charge of $1,882 related to an interest rate subsidy agreement, (iii) a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run, and (iv) a non-recurring gain on the sale of real estate of $552. The 2000 results reflect certain non-recurring items, including (i) a loss on eOutlets.com of $14,703, (ii) a provision for asset impairment of $8,538, (iii) general and administrative expenses consisting of severance and other compensation costs aggregating $2,421, (iv) professional fees of $1,455 related to refinancing activities, (v) a loss on Designer Connection of $1,811 and (vi) other charges of $1,100 incurred in connection with the termination of the sales of joint venture interests in certain properties.

Revenues

     Total revenues were $169,981 for the nine months ended September 30, 2001 compared to $212,833 for the nine months ended September 30, 2000, a decrease of $42,852, or 20.1%. Base rents decreased by $27,403, or 20.3%, to $107,439 during the nine months ended September 30, 2001 from $134,842 for the same period in 2000. These decreases are primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Straight-line rent expense, included in base rent, was $446 and $288 for the nine months ended September 30, 2001 and 2000, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased by $1,611, or 37.1%, to $2,736 during the nine months ended September 30, 2001 from $4,347 for the same period in 2000. This decline was primarily due to the Portfolio GLA Activity.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $12,617, or 19.8%, to $50,995 in 2001 from $63,612 in 2000. This decline was primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 92.8% during the nine months ended September 30, 2001 compared to 94.2% for the same period in 2000.

     Interest and other income decreased by $1,221, or 12.2%, to $8,811 during the nine months ended September 30, 2001 from $10,032 for the same period in 2000. The decrease was primarily attributable to a non-recurring gain on sale of outparcel land of $2,472 during the 2000 period partially offset by a reduction in equity losses on unconsolidated partnerships of $1,335.

Expenses

     Property operating expenses decreased by $10,898, or 21.5%, to $39,796 during the nine months ended September 30, 2001 from $50,694 for the same period in 2000. Real estate taxes expense decreased by $1,654, or 9.8%, to $15,159 during the nine months ended September 30, 2001 from $16,813 for the same period in 2000. These decreases are primarily due to the Portfolio GLA Activity.

     As shown in TABLE 3, depreciation and amortization expense decreased by $8,535, or 17.2%, to $41,164 during the nine months ended September 30, 2001 from $49,699 for the same period in 2000. This decrease was primarily attributable to the depreciation of assets associated with the Portfolio GLA Activity.

Table 3--Components of Depreciation and Amortization Expense

        The components of depreciation and amortization expense were as follows:

--------------------------------------------------------------------------------
 Nine months ended September 30,                            2001          2000
--------------------------------------------------------------------------------
 Building and improvements...............................  $20,672       $26,826
 Land improvements.......................................    4,685         4,532
 Tenant improvements.....................................   13,254        16,149
 Furniture and fixtures..................................    2,190         1,718
 Leasing commissions.....................................      363           474
                                                           -------       -------
       Total.............................................  $41,164       $49,699
                                                           =======       =======
================================================================================

     As shown in TABLE 4, interest expense decreased by $2,549, or 3.5%, to $70,618 during the nine months ended September 30, 2001 from $73,167 for the same, period in 2000. This decrease reflects (i) lower interest incurred of $8,339 and (ii) an increase in amortization of debt premiums of $18. Partially offsetting these items was (i) an increase in amortization of deferred financing costs of $2,721 and (ii) a reduction in the amount of interest capitalized in connection with development projects of $3,087.

     The decrease in interest incurred was primarily attributable to a reduction of $231,579 in the Company's weighted average debt outstanding, excluding debt premiums, during the nine months ended September 30, 2001 compared to the same period in 2000. The effect of the reduction in weighted-average debt outstanding was partially offset by an increase of 0.83% in the weighted-average contractual interest rate on outstanding indebtedness for the nine months ended September 30, 2001 compared to the same period in 2000. The weighted-average contractual interest rates for the 2001 and 2000 periods were 9.19% and 8.36%, respectively.

Table 4--Components of Interest Expense

        The components of interest expense were as follows:

--------------------------------------------------------------------------------
 Nine months ended September 30,                            2001          2000
--------------------------------------------------------------------------------
 Interest incurred.................................       $67,694       $76,033
 Amortization of debt premiums.....................        (2,361)       (2,343)
 Interest capitalized..............................             -        (3,087)
 Amortization of deferred financing costs..........         5,285         2,564
                                                          -------       -------
       Total.......................................       $70,618       $73,167
                                                          =======       =======
================================================================================

     Other charges increased by $4,365, or 37.4%, to $16,051 for the nine months ended September 30, 2001 from $11,686 for the same period in 2000. The increase was primarily attributable to (i) a higher provision for uncollectible accounts receivable of $4,518 resulting in part from certain tenant bankruptcies, abandonments and store closings during the nine months ended September 30, 2001,
(ii) a non-recurring charge of $1,882 related to an interest rate subsidy agreement and (iii) a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run. Partially offsetting these items were (i) costs of $1,100 incurred in the third quarter of 2000 in connection with the termination of the sales of joint venture interests in Prime Outlets at Hagerstown and a proposed expansion to Prime Outlets at Williamsburg which was not constructed, (ii) a decrease in ground lease expense of $954,
(iii) reduced pre-development costs of $614, (iv) lower marketing expenses of $291 and (v) a decrease in all other expenses of $112.

Special Charges

     During the third quarter of 2001, management determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that four of the Company's wholly-owned properties were permanently impaired. As a result, the Company recorded a third quarter provision for asset impairment aggregating $63,027, representing the write-down of the carrying value of these four properties to their estimated fair value in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

     During the second quarter of 2000, management established a formal plan to sell two of its properties and, accordingly, reclassified their respective carrying values to held for sale in the Consolidated Balance Sheets. In accordance with the requirements of SFAS No. 121, the Company incurred a provision for asset impairment aggregating $8,538 to reduce the carrying value of these properties to their estimated sales value, less cost to dispose. One of these properties, Northgate Plaza was subsequently sold in February of 2001. See "Liquidity and Capital Resources - 2001 Sales Transactions" for additional information.

     The operating results for the Company's Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. The Company ceased operations of its Designer Connection outlet stores in 2000.

     On April 12, 2000, the Company announced that it had been unable to conclude an agreement to transfer ownership of its wholly owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, the Company incurred a non-recurring loss of $424 and $14,703 during the three and nine months ended September 30, 2000, respectively. The non-recurring loss for the nine months ended September 30, 2000 includes the write-off of $3,497 of costs previously capitalized during 1999.

Capital Expenditures

     In connection with re-leasing space to new merchants, the Company incurred $7,923 and $2,730 in capital expenditures during the nine months ended September 30, 2001 and 2000, respectively.

Merchant Sales

     For the nine months ended September 30, 2001, same-space sales in the Company's outlet center portfolio decreased 3.1% compared to the same period in 2000. "Same-space sales" is defined as the weighted-average sales per square foot reported by merchants for space open since January 1, 2000. For the nine months ended September 30, 2001, same-store sales decreased by 6.2% compared to the same period in 2000. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores opened and operated by the same merchant since January 1, 2000. The weighted-average sales per square foot reported by all merchants were $245 for the year ended December 31, 2000.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the nine months ended September 30, 2001, net cash provided by operating activities was $20,323, net cash provided by investing activities was $24,110 and net cash used in financing activities was $48,517.

     The gross cash provided by investing activities during the nine months ended September 30, 2001 was $42,869 which consisted of (i) $27,071 of net proceeds from the sale of Prime Outlets at Silverthorne on March 16, 2001, (ii) $6,476 of net proceeds from the February 2, 2001 sale of Northgate Plaza and
(iii) $8,286 of net proceeds from the August 21, 2001 Birch Run Outlet Center refinancing transaction. Partially offsetting theses sources were gross uses of cash totaling $17,723 comprised of (i) $15,553 of additions to rental property and (ii) $2,170 of payments related to eOutlets.com. The additions to rental property are primarily attributable to (i) the payment of remaining construction costs for Prime Outlets of Puerto Rico which opened on July 27, 2000, (ii) costs incurred in connection with re-leasing space to new merchants and (iii) capital expenditures associated with the renovation and rehabilitation of existing outlet centers.

     The gross uses of cash for financing activities of $65,816 during the nine months ended September 30, 2001 consisted of (i) scheduled principal amortization on notes payable of $15,720, (ii) repayment in full of certain mortgage indebtedness aggregating $40,374, (iii) principal prepayments totaling $9,137 on the Company's mezzanine loan (the "Mezzanine Loan") and (iv) financing costs of $585. Partially offsetting these items were proceeds from (i) the Edinburgh First Mortgage Loan of $16,700, (ii) other new borrowings of $199 and
(iii) contributions from minority interests of $400.

     The Company's liquidity depends on cash provided by operations, funds obtained through borrowings, particularly refinancings of existing debt, and cash generated through asset sales. The Company believes that estimated cash flows from operations and current financial resources may be insufficient to repay scheduled principal obligations in 2002 and fund operating activities. Accordingly, the Company is in the process of (i) seeking to generate additional liquidity through new financings and the sale of assets, (ii) negotiating with existing lenders to defer a portion of the principal payments due during the next year and (iii) reducing its cost of operations (see "Cost Reduction Initiative" for additional information). There can be no assurance that the Company will be able to secure additional sources of liquidity or reach satisfactory resolution with its lenders. Should the Company be unable to secure additional sources of liquidity or reach satisfactory resolution with its lenders, there would be substantial risk as to whether the Company would be able to continue during 2002 as a going concern.

Debt Service Obligations

     The Company's aggregate indebtedness, excluding unamortized debt premiums, was $967,677 at September 30, 2001. At September 30, 2001, such indebtedness had a weighted-average maturity of 3.4 years and bore contractual interest at a weighted-average rate of 8.93% per annum. At September 30, 2001, $799,765, or 82.6%, of such indebtedness bore interest at fixed rates and $167,912, or 17.4%, of such indebtedness bore interest at variable rates. The Company utilizes derivative financial instruments to manage its interest rate risk associated with variable rate debt.

     As of September 30, 2001, the Company's remaining scheduled principal payments for 2001 and 2002 were $17,023 and $65,694, respectively. The 2001 remaining scheduled principal payments included (i) a non-recourse first mortgage loan of $3,460 on Western Plaza (the "Western Plaza First Mortgage Loan"), a community center located in Knoxville, Tennessee, which matured on October 31, 2001 and (ii) a recourse first mortgage (the "Camarillo First Mortgage Loan") of $6,527 on land located in Camarillo, California which was scheduled to mature on November 1, 2001. The Company has signed a term sheet and made a payment of $25 to the lender to extend the maturity of the Western Plaza First Mortgage until October 31, 2002 and is in the process of finalizing the terms of such extension. Certain of the Company's debt obligations, including the Mezzanine Loan and fixed-rate bonds aggregating $7,000 secured by a second mortgage on Western Plaza, contain cross-default provisions that would be triggered by a continuing default under the Western Plaza First Mortgage Loan. In the event such cross-default provisions were triggered, the holders of the Mezzanine Loan could elect to accelerate such debt and the holders of the bonds could elect to put such obligations to the Company at a price equal to par plus accrued interest.

     On November 1, 2001, the Company made a principal payment of $300 in exchange for a modification to the terms and a one-year extension of the maturity of the Camarillo First Mortgage Loan. The new maturity date of the Camarillo First Mortgage Loan is November 1, 2002 and pursuant to the terms of the loan modification, additional principal pay-downs of $300 and $400 will be due on January 2, 2002 and on April 1, 2002, respectively. The Camarillo First Mortgage Loan will continue to (i) bear interest at a fixed-rate of 13.50% and
(ii) except as set forth in the prior sentence, require monthly interest-only payments.

     As of November 14, 2001, during 2002 the Company will be obligated to make scheduled principal payments of $42,756, including $33,069 of scheduled amortization payments, $3,460 under the Western Plaza First Mortgage Loan, and $6,227 under the Camarillo First Mortgage Loan. The $32,625 of debt related to Prime Outlets at Jeffersonville II and Prime Outlets at Conroe, which is non-recourse debt, is not included because the Company intends to not pay such amount. The Company is seeking to generate additional liquidity through new financings and the sale of assets and is negotiating with existing lenders to defer a portion of the principal payments due during the next year; however, there can be no assurance that the Company be unable to secure such additional sources of liquidity or reach satisfactory resolution with its lenders, there would be substantial risk as to whether the Company would be able to continue during 2002 as a going concern.

Guaranty

     The Company is a guarantor or otherwise obligated with respect to an aggregate of $12,471 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"), including $10,000 of obligations under a secured credit facility (the "HGP Secured Credit Facility"). HGP is a publicly traded company that was formed in connection with the Company's merger with Horizon Group Properties, Inc. in June 1998.

     The HGP Secured Credit Facility bore interest at a rate of 30-day LIBOR plus 1.90%, was collateralized by five properties located throughout the United States and matured on July 11, 2001. On August 2, 2001, HGP announced it had refinanced one of the properties in the HGP Secured Credit Facility and used the proceeds from the new first mortgage loan to reduce the principal balance of the HGP Secured Credit Facility. Simultaneously, HGP obtained an extension to the remaining principal balance of approximately $33,500, including a 2% extension fee, on the HGP Secured Credit Facility through July 11, 2002. Commencing on the extension date, the HGP Secured Credit Facility bears interest at a rate of 30-day LIBOR (but not less than 4.10%) plus 3.95%, requires monthly principal amortization of $225, and is collateralized by four properties located throughout the United States. The Company confirmed its obligations as guarantor with respect to the HGP Secured Credit Facility in connection with the extension and partial paydown. No claims have been made against the Company's guaranty by the HGP Secured Credit Facility lender. On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of $45,500 secured by six of its outlet centers. Such defaults are not defaults under the HGP Secured Credit Facility which is guaranteed by the Company.

Debt Compliance

     As of September 30, 2001, the Company was in compliance with all financial debt covenants under its recourse loan agreements. However, there can be no assurance that the Company will be in compliance with its financial debt covenants in future periods since the Company's future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on the Company's revenue, and risks associated with refinancing the Company's current debt obligations or obtaining new financing under terms as favorable as the Company has experienced in prior periods.

Defaults on Certain Non-recourse Mortgage Indebtedness

     Subsidiaries of the Company have suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $33,378 which are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas. The Company remains in discussions with the holder of the mortgage loans regarding potential restructuring of their existing terms. There can be no assurance that such discussions will lead to any modification to the terms of the mortgage loans and that the lender will not bring a foreclosure action concerning the two properties. Because the two mortgage loans are non-recourse and the Company is currently not receiving any cash flow from these two centers, the Company does not believe the existing defaults or any related foreclosure will have a material impact on its results of operations or financial position.

Defaults   on  Certain  Non-recourse  Mortgage  Indebtedness  of  Unconsolidated
Partnerships

     Various mortgage loans related to projects in which the Company, through subsidiaries, indirectly owns joint venture interests have matured and are in default. The mortgage loans are (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center located in Bellport, New York, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on the Oxnard Outlet Center located in Oxnard, California, held by Fru-Con. An affiliate of the Company has a 50% ownership interest in the partnership which owns Phase I of the Bellport Outlet Center. Fru-Con and the Company are each a 50.0% partner in the partnership that owns the Oxnard Outlet Center.

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

     The Company believes none of these mortgage loans is recourse to the Company. In addition, the Company and its affiliates are currently not receiving any cash flow from the Oxnard Outlet Center and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of this project. Therefore, the Company does not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on its results of operations or financial position.

Cost Reduction Initiative

     The  Company  has  undertaken  steps  to  reduce  its  cost of  operations,
including   laying-off  employees  and  reducing  its  office  space.  The  cost reductions initiative is expected to reduce gross 2002 costs to a level approximately $7,500 (or 30%) less than 2001 costs, which will be a reduction of $14,000 or (44%) compared to 2000 costs. As a result of a reduction-in-force implemented in November 2001, the Company expects to incur a one-time charge of approximately $500 during the fourth quarter of 2001.

2001 Sales Transactions

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona consisting of 326,000 square feet of GLA, was sold through foreclosure. In connection with the foreclosure sale, the Company recorded a loss on the sale of real estate of $180 during the second quarter of 2001.

     On February 2, 2001, the Company sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, the Company sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales were used to prepay an aggregate of $9,137 of the Company's outstanding mezzanine loan (the "Mezzanine Loan") in accordance with the terms of such loan agreement. In connection with these sales, the Company recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001.

     Prior to the sale of Prime Outlets at Silverthorne, it was one of fifteen properties securing the Company's first mortgage and expansion loan (the "First Mortgage and Expansion Loan"), which had an outstanding principal balance of $343,616 at September 30, 2001. In conjunction with the sale of Prime Outlets at Silverthorne, the Company substituted Prime Outlets at Lebanon for Prime Outlets at Silverthorne in the cross-collateral asset pool securing the First Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement.

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

     The Company is prohibited from paying dividends or distributions except to the extent necessary to maintain its REIT status under the terms of its Mezzanine Loan. In addition, the Company may make no distributions to its common shareholders or its holders of common units of limited partnership interest in the Operating Partnership unless it is current with respect to distributions to its preferred shareholders. As of September 30, 2001, unpaid dividends for the period November 16, 1999 through September 30, 2001 on the Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $11,320 and $31,190, respectively. The annual dividends on the Company's 2,300,000 shares of Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock are $6,038 ($2.625 per share) and $16,636 ($2.125 per share), respectively.

     The Company is currently in arrears on seven quarters of preferred stock distributions due in respect of the Series A and Series B Preferred Stock. The holders of the Series A Preferred Stock and Series B Preferred Stock, voting together as a single class, have the right to elect two additional members to the Company's Board of Directors so long as the equivalent of six consecutive quarterly dividends on these series of preferred stock remain in arrears. Each of such directors would be elected to serve until the earlier of (i) the election and qualification of such director's successor, or (ii) payment of the dividend arrearage. The Company will hold a Special Meeting of its Preferred Stockholders for the purpose of electing two additional directors to the Company's board of directors on December 6, 2001. The record date for the special meeting is October 11, 2001.

Debt Transactions

     In connection with the sales of Northgate Plaza and Prime Outlets at Silverthorne during the first quarter of 2001, the Company repaid mortgage indebtedness of $5,966 and $18,078, respectively. In addition, net cash proceeds from these property sales were used to prepay an aggregate of $9,137 of the Company's outstanding Mezzanine Loan. As of September 30, 2001, the outstanding principal balance of the Mezzanine Loan was $72,863.

     The Company, through affiliates, holds a 51% interest in the owner of Phases II and III of an outlet center in Bellport, New York on which the first mortgage loan of $7,795 matured on May 1, 2001. On May 21, 2001, the Company, on behalf of the owner, made a principal payment of $2,295 to the lender in exchange for a modification to the terms and a one-year extension of the maturity of this mortgage indebtedness. The outstanding balance of the first mortgage loan was $5,500 as of September 30, 2001.

     On June 8, 2001, the Company, through affiliates, obtained a two-month extension through August 10, 2001 to the terms and maturity date of a $16,330 first mortgage loan secured by Prime Outlets at Edinburgh (the "Edinburgh Outlet Center") located in Edinburgh, Indiana. On June 29, 2001, the Company, through affiliates, completed a refinancing of this first mortgage loan. The new first mortgage loan (the "Edinburgh First Mortgage Loan") provides for an aggregate commitment up to $18,000 and is non-recourse to the Company. The Edinburgh First Mortgage Loan, which is secured by the Edinburgh Outlet Center, has a term of three years, requires monthly principal payments based upon a 15-year amortization schedule and is pre-payable at any time subject to certain prepayment and exit fees. The Edinburgh First Mortgage Loan bears interest at a floating rate based on six-month LIBOR plus 350 basis points, subject to an 8.00% minimum, and may be adjusted semi-annually with a maximum 1.0% increase or decrease per adjustment. As of September 30, 2001, the Edinburgh First Mortgage Loan bore interest at the minimum rate. At closing, $16,700 of the Edinburgh First Mortgage Loan was funded, resulting in net proceeds of $88 after repayment of the old first mortgage loan and closing costs. The remaining commitment provides for the funding of up to an additional $1,300 for leasing related capital expenditures at the Edinburgh Outlet Center.

     On August 7, 2001, the Company, through affiliates, obtained an additional one-month extension to September 10, 2001 to the terms and maturity date of a $10,003 first mortgage loan secured by Prime Outlets at Birch Run (the "Birch Run Outlet Center") located in Birch Run, Michigan. The terms and maturity date of the $10,003 first mortgage loan had previously been extended to August 10, 2001. The Company and Estein & Associates USA, Ltd., through affiliates, have 30% and 70% ownership interests, respectively, in the joint venture partnership (the "Prime/Estein Venture") that indirectly owns the Birch Run Outlet Center. The Company completed a refinancing of first mortgage loans aggregating $63,000 on the Birch Run Outlet Center on August 21, 2001. These first mortgage loans were included in a "wrap-around" loan provided by the Company to the Prime/Estein Venture in connection with the November 19, 1999 sale of the Birch Run Project.

     The new first mortgage loan (the "Birch Run First Mortgage Loan") is in the amount of $63,000, is secured by the Birch Run Outlet Center, has a term of ten-years, and requires monthly principal amortization based upon a 25-year schedule. The Birch Run First Mortgage Loan bears interest at an effective fixed-rate of 8.12%. Greenwich Capital Financial Products, Inc. provided the financing. The Prime/Estein Venture used the net proceeds from the Birch Run First Mortgage Loan to repay in full first mortgage loans aggregating $63,000, including a "wrap-around" first mortgage of $10,731 due to the Company. Net proceeds to the Company, after payment of closing and other transaction costs were $8,286. In connection with the refinancing transaction, the Company recorded a non-recurring loss of $1,036 during the third quarter of 2001.

     Pursuant to Prime/Estein Venture-related documents to which affiliates of the Company are parties, the Company is obligated to provide to, or obtain for, the Prime/Estein Venture fixed rate financing at an annual rate of 7.75%. As a result, each month during the term of the Birch Run First Mortgage Loan the Company will be obligated to pay to the Prime/Estein Venture the difference between the cost of the financing at an annual effective rate of 8.12% and the cost of the financing at an annual rate of 7.75% (the "Interest Rate Subsidy"). The total of the payments to be made by the Company to the Prime/Estein Venture over the term of the Birch Run First Mortgage Loan will be $2,723. During the third quarter of 2001, the Company recorded a non-recurring loss of $1,882 in other charges representing the net present value of the Interest Rate Subsidy.

Development Activity

     As of September 30, 2001, the Company had $824 held in a lender escrow to fund the remaining expected development costs for Prime Outlets of Puerto, which opened on July 27, 2000.

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

     Although derivative financial instruments are an important component of the Company's interest rate management program, their incremental effect on interest expense for the three and nine months ended September 30, 2001 and 2000 was not material.

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

     TABLE 5 provides a reconciliation of the loss before allocations to minority interests and preferred shareholders to FFO for the three and nine months ended September 30, 2001 and 2000. FFO was $5,479 and $19,909 for the three and nine months ended September 30, 2001, respectively, compared to $22,431 and $44,515 for the same periods in 2000, respectively. The FFO results for the three and nine months ended September 30, 2001 include a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run. The FFO results for the three and nine months ended September 30, 2000 include net non-recurring items totaling $(1,100) and $(2,504), respectively, consisting of the following:

o        a first quarter gain on the sale of outparcel land of $2,472;

o severance and other compensation costs aggregating $2,421 through the first two quarters;

o second quarter professional fees of $1,455 related to refinancing activities; and

o third quarter termination costs aggregating $1,100 included in other charges.

Excluding the net impact of these non-recurring items, FFO was $6,515 and $20,945 for the three and nine months ended September 30, 2001, respectively, and FFO was $23,531 and $47,019 for the three and nine months ended September 30, 2000, respectively.

     The decrease in FFO for the 2001 periods compared to the same periods in 2000 is primarily attributable to the following factors:

o the December 2000 sale of four outlet centers, including the assumption of mortgage indebtedness by the purchaser, which resulted in a decrease in net operating income during the three and nine months ended September 30, 2001 of $7,029 and $20,680, respectively, partially offset by interest savings on the debt assumed by the purchaser of $3,162 and $9,464 for the three and nine months ended September 30, 2000, respectively;

o higher interest expense during the three and nine months ended September 30, 2001 of $573 and $6,915, respectively, reflecting (i) higher borrowing costs and (ii) reduced capitalized interest on development projects;

o an increase in the provision for uncollectible accounts receivable of $1,171 and $4,518 for the three and nine months ended September 30, 2001, respectively, resulting in part from certain tenant bankruptcies, abandonments and store-closings;

o        reduced average occupancy in the outlet center portfolio; and

o the February 2000 sale of a 70% joint venture interest in Prime Outlets at Williamsburg which resulted in a decrease in net operating income of $1,020 partially offset by decreased interest expense of $390.

Table 5--Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                       Nine Months Ended
                                                                            September 30,                           September 30,
                                                                  ------------------------------     -------------------------------
                                                                  2001            2000                     2001            2000
------------------------------------------------------------------------------------------------------------------------------------
FFO:
Loss before minority interests ................................   $(73,252)       $(4,351)                 $(86,126)       $(31,797)
FFO adjustments:
  Gain on sale of real estate..................................          -              -                      (552)              -
  Depreciation and amortization................................     13,766         17,679                    41,164          49,699
  Non-real estate depreciation and amortization................       (563)          (500)                   (1,693)         (1,068)
  Unconsolidated joint venture adjustments.....................        620            915                     2,208           2,629
  Non-cash joint venture interest subsidy adjustment                 1,882              -                     1,882               -
  Discontinued operations - eOutlets.com.......................          -            424                         -          14,703
  Discontinued operations - Designer Connection................          -           (274)                        -           1,811
                                                                  --------        -------                  --------        --------
FFO before adjustment for asset impairment                         (57,547)        13,893                   (43,117)         35,977
  Provision for asset impairment - operating properties             63,026          8,538                    63,026           8,538
                                                                  --------        -------                  --------        --------
FFO before allocations to minority interests
  and preferred shareholders...................................   $  5,479        $22,431                  $ 19,909        $ 44,515
                                                                  ========        =======                  ========        ========
Other Data:
Net cash provided by operating activities......................   $  2,163        $16,184                  $ 20,323        $ 48,158
Net cash provided by (used in)  investing activities...........      4,562        (11,070)                   24,110         (37,370)
Net cash (used in) financing activities........................     (6,000)        (5,732)                  (48,517)        (12,144)
====================================================================================================================================

Item 3.    Quantitative and Qualitative Disclosures of Market Risk

Market Risk Sensitivity

Interest Rate Risk

     In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. See "Interest Rate Risk" of
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows and related contractual interest rates by fiscal year of maturity. Variable interest rates are based on the weighted-average rates of the portfolio at September 30, 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                                                Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                                   2001        2002        2003         2004        2005    Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate:
Principal...........................            $13,335      $41,873     $454,324       $6,831     $50,945    $232,457     $799,765
Average interest rate...............             10.42%        9.07%        9.05%        7.37%       7.95%       8.13%         8.76%
Variable rate:
Principal...........................            $ 3,688      $23,821     $ 72,837       $67,566                            $167,912
Average interest rate...............             13.02%       13.20%       12.12%         5.81%                                9.76%

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

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

     Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates (the "Mikasa Plaintiffs") filed in Superior Court of New Jersey on March 29, 2001 a lawsuit against the Company and various affiliates. The Mikasa Plaintiffs assert a number of causes of action in which they allege that the Company and its affiliates breached various provisions in the Mikasa Plaintiffs' leases and, as a result, overcharged the Mikasa Plaintiffs for common area maintenance and similar charges ("CAM") and promotion fund charges at various centers where the Mikasa Plaintiffs are tenants. The Company filed a motion to dismiss the complaint on behalf of the Company affiliates who entered into leases with the Mikasa plaintiffs, based on lack of jurisdiction. The motion was granted, but the Mikasa Plaintiffs filed a motion for reconsideration, upon which the court has not ruled. The remaining defendants, Prime Retail, Inc. and Prime Retail, L.P. have answered the complaint. Melru Corporation, which operates under the trade name Jones New York, in response to a collection action filed by the Company and its affiliates, filed on October 15, 2001 several counterclaims in which it alleges that the Company and its affiliates overcharged Melru Corporation for CAM and promotion fund charges. The Company has not filed its response to the Melru Corporation counterclaims. Other tenants in the Company's outlet centers have made or may make similar allegations to those made by the Mikasa Plaintiffs and Melru Corporation. The outcome of the Mikasa Plaintiffs' lawsuit, the Melru Corporation counter-claims, and other potential claims, and the ultimate liability of the defendants, if any, cannot be predicted.

     The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City and removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. An oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001 and the panel of judges requested further briefing of certain issues. Management believes that the Company has acted properly and will continue to defend this lawsuit vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

     On October 13, 2000 and thereafter, eight complaints were filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are Glenn D. Reschke, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a former director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael
W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated amended complaint captioned The Marsh Group, et al. v. Prime Retail, Inc., et al. dated May 21, 2001 was filed. The Company and the individual defendants filed a motion to dismiss, which was granted by Judge J. Frederick Motz on November 8, 2001. The time for an appeal has not yet expired. The Company does not know whether the plaintiffs will appeal, but believes that the claims are without merit and will defend against any appeal vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted.

     Several entities (the "eOutlets Plaintiffs") have filed or stated an intention to file lawsuits (the "eOutlets Lawsuits") against the Company and its affiliates in which the eOutlets Plaintiffs are seeking to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theory that the Company guaranteed the obligations of eOutlets and the theory that the Company was the alter ego of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the eOutlets Lawsuits. The Company believes that it is not liable to the eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. The Company will continue to defend all eOutlets Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. The trustee for E-Outlets Resolution Corp. has notified the Company that he is contemplating an action against the Company and the Operating Partnership in which he may assert that E-Outlets Resolution Corp. was the "alter-ego" of the Company and the Operating Partnership and that, as a result, the Company and the Operating Partnership are liable for the debts of E-Outlets Resolution Corp. If the trustee pursues such an action, the Company and the Operating Partnership will defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of the eOutlets Lawsuits, and the ultimate liability of the Company in connection with the eOutlets Lawsuits and related claims, if any, cannot be predicted.

     The New York Stock Exchange ("NYSE") and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters. The initial notice of such review was received on March 13, 2000.

Item 2.           Changes in Securities

None

Item 3.           Defaults Upon Senior Securities

The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of September 30, 2001, the aggregate arrearage on the Senior Preferred Stock and the Series B Convertible Preferred Stock was $11,320 and $31,190, respectively.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders Meeting held on August 21, 2001, certain matters were submitted to the vote of the holders of the Company's Common Stock The following summarizes these matters and the results of the voting.

(a) The proposal to amend the Company's Charter in order to grant the Board of Directors the authority to effect a reverse stock split of the Company's Common Stock at a ratio of ten-to-one, and to effect a related reduction in the number of authorized shares of Common Stock was approved. The votes cast with respect to the proposal were as follows:

                  For                       Against           Abstain
                  ---                       -------           -------
                  37,503,609                3,220,638         77,363


(b) The three nominees for Director proposed by the Company were elected. The votes cast for the nominees were as follows:

                Name                   For                 Against
                ----                   ---                 -------
                Norman Perlmutter      37,554,030          3,247,580
                Kenneth A. Randall     37,568,182          3,233,428
                Sharon Sharp           37,577,792          3,223,818

(c) The proposal to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 2001 was approved. The votes cast with respect to the proposal were as follows:

                  For                       Against           Abstain
                  ---                       -------           -------
                  38,553,442                1,513,801         334,367


Item 5.           Other Information

William P. Dickey, Norman Perlmutter and Robert P. Perlmutter resigned from the Company's Board of Directors on November 2, 2001.

Item 6.           Exhibits or Reports on Form 8-K

(a)      The following exhibits are included in this Form 10-Q:

         Exhibit 10.44 - Amended and Restated Guaranty and Indemnity Agreement dated July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc., and Prime Retail, L.P.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PRIME RETAIL, INC.
                                           Registrant



Date: November 14, 2001                    /s/ Robert A. Brvenik
      -----------------                    -------------------------------------
                                           Robert A. Brvenik
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer