Form 10-K
period 2001-12-31
PRIME RETAIL INC/BD/
filed 2002-03-29
CIK 911708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        Commission file number: 001-13301
                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

         Maryland                                              38-2559212
------------------------------------------    ----------------------------------
     (State or other jurisdiction of           (IRS employer identification no.)
      incorporation or organization)

       100 East Pratt Street
      Baltimore, MD  21202                                 (410) 234-0782
------------------------------------------    ----------------------------------
 (Address of principal executive offices,        (Registrant's telephone number,
           including zip code)                         including area code)

           Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      None
                                     ------
                                (Title of class)
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $7,844,024 on March 25, 2002 (based on the closing price per share as reported on the OTC Bulletin Board).

The number of outstanding shares of the registrant's Common Stock as of March 27, 2002 was 43,577,916.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:

                                                           Part of Form 10-K
                                                           Into Which Document
Document                                                   Is Incorporated
--------                                                   ---------------------
Proxy Statement for the 2002 annual meeting of             Part III of Form 10-K
shareholders

                               PRIME RETAIL, INC.
                                    Form 10-K
                                December 31, 2001

                                TABLE OF CONTENTS

Part I                                                                      Page

Item 1.       Business......................................................   2
Item 2.       Properties....................................................   6
Item 3.       Legal Proceedings.............................................   9
Item 4.       Submission of Matters to a Vote of Security Holders...........  11

Part II
Item 5.       Market for Registrant's Common Equity and Related
                Shareholder Matters.........................................  12
Item 6.       Selected Financial Data.......................................  13
Item 7.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................  15
Item 7A.      Quantitative and Qualitative Disclosures About
                Material Risk...............................................  36
Item 8.       Financial Statements and Supplementary Data...................  36
Item 9.       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................  36

Part III
Item 10.      Directors and Executive Officers of the Registrant............  37
Item 11.      Executive Compensation........................................  37
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management..................................................  37
Item 13.      Certain Relationships and Related Transactions................  37

Part IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.................................................  37

              Signatures....................................................  42

                                     PART I

                               ITEM 1 -- BUSINESS

The Company

     Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. We are a self-administered and self-managed real estate investment trust ("REIT") that primarily owns and operates outlet centers. As of December 31, 2001, our outlet center portfolio, including three properties owned through joint venture partnerships, consists of 45 properties (the "Properties") in 26 states (including Puerto Rico), which total 12,670,000 square feet of gross leasable area ("GLA"). As a fully-integrated real estate firm, we provide accounting, finance, leasing, marketing, and management services for the Properties. Prime Retail, L.P. (the "Operating Partnership"), a Delaware limited partnership, is the entity through which we conduct substantially all of our business and operations and own (either directly or through subsidiaries) substantially all of our assets including the Properties. We control the Operating Partnership as its sole general partner and are dependent upon the distributions or other payments from the Operating Partnership to meet our financial obligations.

     Unless the context otherwise requires, all references to "we," "us," "our" or the "Company" herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including the Operating Partnership.

     Our principal executive offices are located at 100 East Pratt Street, 19th Floor, Baltimore, Maryland 21202 and our telephone number is 410-234-0782.

Tax Status

     We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, we generally are not subject to federal income tax at the corporate level on income we distribute to our stockholders so long as we distribute at least 90% of our taxable income (excluding any net capital gain) each year. Since our initial public offering ("IPO") on March 22, 1994, we believe that we have complied with the tax regulations to maintain our status as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property.

Business of the Company

     We are engaged primarily in the ownership, leasing, marketing and management of outlet centers. Outlet centers are an established segment of the retail industry, enabling value-oriented shoppers to purchase designer and brand-name products directly from manufacturers at discounts.

     Since entering the outlet center business in 1988 (as the retail division of The Prime Group, Inc. ("PGI"), from which we later acquired certain Properties and simultaneously assumed management and development operations with the completion of our IPO), we have become a significant owner, operator and developer in the outlet center sector. Our outlet centers feature a diversified mix of nationally recognized manufacturers of designer and brand name merchandise with which we have long-standing relationships. As of December 31, 2001, our outlet center portfolio consisted of 45 properties in 26 states
(including Puerto Rico) totaling 12,670,000 square feet of GLA. The average outlet center in our portfolio contained approximately 281,556 square feet of GLA at December 31, 2001.

Business Strategy

     Our current strategy is to use the cash flow from the Properties to fund property level improvements and reduce debt levels over time. We will also pursue, on a selective basis, the sale of properties, including (i) outlet centers, (ii) community centers and (iii) land holdings, in order to reduce our overall leverage. See Item 7 - "Management's Discussion of Financial Condition and Results of Operations" contained herein for recent developments.

     We actively manage the Properties in an effort to maintain and increase the sales and profitability of our merchants and ultimately improve occupancy levels and rental income. In this regard we have employed and will employ various strategies, including the following:

o Tenant Mix. We will continue to evaluate the tenant mix at the Properties and seek to enhance, if possible, the representation of those tenants considered the biggest and best draws in the outlet industry. We believe that an increase in the representation of such tenants positively affects consumer traffic and leads to overall higher sales for all tenants. Additionally, we will continue to explore the addition of new tenants to the outlet sector to strengthen our competitive position.

o Marketing Strategies. We operate the majority of our current outlet center portfolio under the "Prime Outlets" brand name. In addition to the "Prime
     Outlets" brand name, we use on-site management teams to develop individualized property specific marketing programs. In addition, we have also augmented marketing dollars received from tenants with our own contributions aggregating approximately $3.8 million during 2001. We have and will continue to evaluate our marketing programs and make enhancements as appropriate. Furthermore, we will continue to seek strategic marketing alliances with companies who desire to utilize the customer base of our outlet center portfolio.

o Operating Expenses. Generally, we manage and lease our properties with in-house personnel, thereby reducing our reliance on third-party service providers and enabling us to continually monitor and control the expenses associated with these functions. We strive to minimize the occupancy cost of our tenants through active management of operating expenses at the property, regional and corporate levels. Whenever possible, we leverage the size of our portfolio to obtain favorable rates from vendors and suppliers.

Competition

     Our outlet centers compete for customers primarily with traditional shopping malls, "off-price" retailers and other outlet centers. The tenants of outlet centers usually attempt to avoid direct competition with major retailers and their own full-price stores. They accomplish this by locating outlet stores only in outlet centers at least 20 miles from the nearest regional mall. For this reason, our outlet centers are often located in relatively undeveloped areas and therefore compete only to a limited extent with traditional retail malls in or near metropolitan areas. In addition to the traditional sources of competition faced by our outlet centers, our outlet centers also compete with web-based and catalogue retailers for customers.

     Because a number of our outlet centers are located in relatively undeveloped areas, there are often other potential sites for retail opportunities near our outlet centers that may be developed by competitors. The existence or development of other retail venues with a more convenient location or the offer of lower rent may attract our tenants or cause them to seek more favorable lease terms at or prior to renewal of their leases with us and, accordingly, may affect adversely the business, revenues and sales volume of our outlet centers.

     In addition, the success of tenants in our outlet centers which are located in relatively undeveloped areas, and thus the success of such outlet centers themselves, depends on shoppers traveling significant distances to shop. If shoppers should become less willing to travel the distances necessary to shop at our remote outlet centers, the business of our tenants would likely decline. Such a decline would likely cause the value, business, revenue and sales volume of such outlet centers to decline.

     Our community shopping centers compete with similar properties located in the same geographic trade areas.

Environmental Matters

     Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous substances on their property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of the hazardous substances. The costs of remediation or removal may be substantial, and the presence of the hazardous substances, or the failure to promptly remediate them, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In connection with our ownership and operation of the Properties, we may be potentially liable for the costs of removal or remediation of hazardous substances.

     We have no knowledge, nor have we been notified by any governmental authority, of any material noncompliance, liability or claim relating to hazardous substances in connection with any properties, in which we now have or heretofore had an interest. However, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be affected by merchants and occupants of the Properties, by the condition of properties in the vicinity of the Properties (such as the presence of underground storage tanks) or by third parties unrelated to the us.

Insurance

     Recent events and the state of the insurance industry in general have resulted in substantial increases to insurance costs, and in some cases, changes in the economic viability of certain coverages. Nevertheless, we believe that each of the Properties is covered by adequate fire, flood, earthquake and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

Employees

     As of December 31, 2001, we had 772 employees. We believe that our relations with employees are satisfactory.

Liquidity

     Our liquidity depends on cash provided by operations and potential capital raising activities such as funds obtained through borrowings, particularly refinancings of existing debt, and cash generated through asset sales. Although we believe that estimated cash flows from operations and potential capital raising activities will be sufficient to satisfy our scheduled debt service obligations and sustain our operations for the next year, there can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of the potential capital raising activities, if they should occur, will be as favorable as we have experienced in prior periods.

     During 2002, we are required to make certain additional mandatory principal pay-downs to a mezzanine loan (the "Mezzanine Loan") aggregating $25,367 from net proceeds from asset dispositions or other capital transactions within specified periods. Although we are in the process of seeking to generate additional liquidity though new financings and the sale of assets, there can be no assurance that we will be able to complete asset dispositions or other capital transactions within the specified periods or that such asset dispositions or other capital transactions, if they should occur, will generate sufficient proceeds to make the additional mandatory pay-downs of the Mezzanine Loan. Any failure to satisfy these mandatory principal prepayments within the specified time periods indicated will constitute a default under the Mezzanine Loan.

     As of December 31, 2001, we were in compliance with all financial debt covenants under our recourse loan agreements. However, there can be no assurance that we will be in compliance with our financial debt covenants in future periods since our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on our revenue, and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods.

     See Item 7 - "Management's Discussion of Financial Condition and Results of Operations" contained herein for additional information.

Executive Officers

     The following table sets forth the name and position of the current executive officers of the Company as of the date of this filing along with their age as of December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
Name                            Position                                                                Age
------------------------------------------------------------------------------------------------------------------------------------
Glenn D. Reschke                President and Chief Executive Officer,                                  50
                                        Chairman of the Board

R. Kelvin Antill                Executive Vice President - General Counsel                              42
                                        and Secretary

Robert A. Brvenik               Executive Vice President - Chief Financial                              46
                                        Officer and Treasurer

David G. Phillips               Executive Vice President - Leasing, International                       40
                                        and New Business Development

Frederick J. Meno IV           Senior Vice President - Operations & Marketing                           44
====================================================================================================================================

     Glenn D. Reschke. Glenn D. Reschke is President, Chief Executive Officer and Chairman of the Board of Directors. Reporting to the Board of Directors, Mr. Reschke is responsible for all aspects of the Company, its outlet centers and all its employees, including the leasing, operations, marketing, development, finance and administrative functions. In addition, Mr. Reschke is responsible for developing and implementing the long-term strategic goals and objectives of the Company as approved by the Board of Directors. Mr. Reschke has been a member of the Board of Directors since 1997. Mr. Reschke became President and Chief Operating Officer of the Company on October 6, 1999; acting Chief Executive Officer on February 25, 2000; and Chief Executive Officer and Chairman of the Board of Directors of the Company on July 19, 2000. From the Company's IPO in 1994 through October 6, 1999, Mr. Reschke served as Executive Vice President - Development and Acquisitions. Prior to his employment by the Company, Mr. Reschke worked for The Prime Group, Inc. ("PGI") which he joined 1983 and, from that time until the Company's IPO, served as Vice President, Senior Vice President and Executive Vice President. Mr. Reschke was responsible for PGI's multi-family, senior housing, single family and land development divisions. Mr. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana.

     R. Kelvin Antill. R. Kelvin Antill is Executive Vice President - General Counsel and Secretary of the Company. Mr. Antill assumed his current position on January 31, 2002. Mr. Antill joined the Company in 1995. Since joining the Company, Mr. Antill served as Vice President - Assistant General Counsel and Senior Vice President - Assistant General Counsel. Prior to joining the Company, Mr. Antill was associated for three years with Ballard, Spahr, Andrews and Ingersoll, and for four years prior to that with Frank, Bernstein, Conway & Goldman, both based in Baltimore, Maryland. Mr. Antill received a Juris Doctorate from the University of Virginia and a Bachelor of Arts in Economics with an additional emphasis in Government and Politics from the University of Maryland at College Park. Mr. Antill is licensed to practice law in the state of Maryland.

     Robert A. Brvenik. Robert A. Brvenik is Executive Vice President - Chief Financial Officer and Treasurer of the Company. Mr. Brvenik joined the Company and assumed his current position in 2000. Mr. Brvenik's responsibilities with the Company include capital market activities, increasing revenue and occupancy, corporate budgeting, financial reporting, investor relations, accounting, taxation, treasury, and management information systems. Prior to joining the Company, Mr. Brvenik was associated for 13 years with Pyramid Management Group, Inc. where he served in several key capacities including Chief Financial Officer, Chief Operating Officer, Director of Development and Senior Leasing Representative, in addition to liaison with several large commercial and investment banks. Mr. Brvenik has also held positions at Arthur Andersen & Co. and Citicorp. He received his B.S. in Accounting from Utica College of Syracuse University and is a Certified Public Accountant.

     David G. Phillips. David G. Phillips is Executive Vice President - Leasing, International and New Business Development of Prime Retail. Mr. Phillips assumed his current position on January 10, 2002. In this capacity, he focuses on increasing occupancy and revenue throughout the Company's outlet center portfolio and oversees the Company's international interests. From the Company's IPO in 1994 until January 9, 2002, Mr. Phillips held various management positions, including Executive Vice President - Operations, Marketing and Leasing, and Executive Vice President - International. Prior to his employment with the Company, Mr. Phillips worked for PGI from 1989 to 1994 as a Vice President and Senior Vice President of Leasing. Prior to joining PGI, Mr. Phillips was a leasing representative at D.I. Realty, Inc., leasing a variety of retail projects including outlet centers and traditional and specialty malls. Mr. Phillips received a Masters of Science in Real Estate Development at Johns Hopkins University and received a Bachelor of Science degree in Business Administration from the University of Vermont. Mr. Phillips is a member of the ICSC, with a CLS (Certified Leasing Specialist) designation, and the Urban Land Institute.

     Frederick J. Meno IV. Frederick J. Meno IV is Senior Vice President - Operations of the Company, a position he has held since he joined the Company in January of 1999. Mr meno is responsible for supervising the management, operations, marketing and specialty leasing programs for the Company's nationwide portfolio of outlet centers. Prior to joining the Company, Mr. Meno was Executive Director of Insignia/ESG, Inc., where he was responsible for all management, leasing, construction management, and business development activities for Insignia/ESG's 10 million square foot national enclosed mall portfolio, as well as Insignia/ESG's Dallas/Fort Worth office, industrial and non-enclosed retail portfolio. For 10 years prior to joining Insignia/ESG, Inc., Mr. Meno was President of the Woodmont Property Management Company in Fort Worth, Texas. A 1979 graduate of Ohio State University, having majored in Urban Land Development and Economics with a degree in Business Administration, Mr. Meno is a member of the Institute of Real Estate Management and the ICSC. Mr. Meno has achieved the designations of Certified Property Manager, Real Property Administrator and Certified Shopping Manager and is a licensed Real Estate Salesman in the State of Texas. Mr. Meno is also on the Advisory Board of the Shopping Center Management Insider Publication and he is the 2001 Dean for ICSC's University of Shopping Centers School of Outlet Retailing, ValueOrientor and Community Centers.

                              ITEM 2 -- PROPERTIES

General

     As a fully-integrated real estate company, we provide finance, leasing, accounting, marketing and management services for all of our Properties, including those which we have an ownership interest through joint venture partnerships. At December 31, 2001, our portfolio of Properties consisted of (i) 45 outlet centers aggregating 12,670,000 square feet of GLA (including 1,195,000 square feet of GLA at outlet centers owned through joint venture partnerships),
(ii) two community shopping centers  aggregating  219,000 square feet of GLA and
(iii) 154,000 square feet of GLA of office space.

     The table set forth below summarizes certain information with respect to our outlet centers as of December 31, 2001 (see Note 6 -- "Bonds and Notes Payable" of the Notes to the Consolidated Financial Statements contained herein for information with respect to mortgage indebtedness on the our Properties).

                                                                                         Grand                GLA          Occupancy
Outlet Centers                                                                    Opening Date          (Sq. Ft.)     Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont-- Fremont, Indiana                                      October 1985             229,000                91%

Prime Outlets at Birch Run (2)-- Birch Run, Michigan                            September 1986            724,000                93

Prime Outlets at Latham-- Latham, New York                                         August 1987             43,000                83

Prime Outlets at Williamsburg (2)-- Williamsburg, Virginia                          April 1988            274,000                98

Prime Outlets at Pleasant Prairie-- Kenosha, Wisconsin                          September 1988            269,000                94

Prime Outlets at Edinburgh-- Edinburgh, Indiana                                 September 1989            298,000                99

Prime Outlets at Burlington-- Burlington, Washington                                  May 1989            174,000                91

Prime Outlets at Queenstown-- Queenstown, Maryland                                   June 1989            221,000                94

Prime Outlets at Hillsboro-- Hillsboro, Texas                                     October 1989            359,000                94

Prime Outlets at Oshkosh-- Oshkosh, Wisconsin                                    November 1989            260,000                93

Prime Outlets at Warehouse Row (3)-- Chattanooga, Tennessee                      November 1989             95,000                89

Prime Outlets at Perryville-- Perryville, Maryland                                   June 1990            148,000               100

Prime Outlets at Sedona-- Sedona, Arizona                                          August 1990             82,000               100

Prime Outlets at San Marcos-- San Marcos, Texas                                    August 1990            549,000                98

Prime Outlets at Anderson-- Anderson, California                                   August 1990            165,000                98

Prime Outlets at Post Falls-- Post Falls, Idaho                                      July 1991            179,000                80

Prime Outlets at Ellenton-- Ellenton, Florida                                     October 1991            481,000                97

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina                   October 1991            187,000                96

Prime Outlets at Naples-- Naples/Marco Island, Florida                           December 1991            146,000                85

Prime Outlets at Conroe (4)-- Conroe, Texas                                       January 1992            282,000                92

Prime Outlets at Niagara Falls USA-- Niagara Falls, New York                         July 1992            534,000                96

Prime Outlets at Woodbury-- Woodbury, Minnesota                                      July 1992            250,000                79

Prime Outlets at Calhoun-- Calhoun, Georgia                                       October 1992            254,000                90

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Grand                GLA          Occupancy
Outlet Centers                                                                    Opening Date          (Sq. Ft.)     Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Castle Rock-- Castle Rock, Colorado                            November 1992             480,000                99%

Prime Outlets at Bend-- Bend, Oregon                                             December 1992            132,000                98

Prime Outlets at Jeffersonville II (4)-- Jeffersonville, Ohio                       March 1993            314,000                43

Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio                             July 1993            407,000                99

Prime Outlets at Gainesville-- Gainesville, Texas                                  August 1993            316,000                81

Prime Outlets at Loveland-- Loveland, Colorado                                        May 1994            328,000               100

Prime Outlets at Grove City-- Grove City, Pennsylvania                             August 1994            533,000                98

Prime Outlets at Huntley-- Huntley, Illinois                                       August 1994            282,000                81

Prime Outlets at Florida City-- Florida City, Florida                           September 1994            208,000                78

Prime Outlets at Pismo Beach-- Pismo Beach, California                           November 1994            148,000                96

Prime Outlets at Tracy-- Tracy, California                                       November 1994            153,000                94

Prime Outlets at Vero Beach-- Vero Beach, Florida                                November 1994            326,000                87

Prime Outlets at Odessa-- Odessa, Missouri                                           July 1995            296,000                79

Prime Outlets at Darien (5)-- Darien, Georgia                                        July 1995            307,000                75

Prime Outlets at Gulfport (6)-- Gulfport, Mississippi                            November 1995            306,000                85

Bellport Outlet Center (7)-- Bellport, New York--  Phases II/III                 November 1996            197,000                72

Prime Outlets at Lodi--  Burbank, Ohio                                           November 1996            313,000                93

Prime Outlets at Gaffney (5)--  Gaffney, South Carolina                          November 1996            305,000                98

Prime Outlets at Lee-- Lee, Massachusetts                                            June 1997            224,000               100

Prime Outlets at Lebanon--  Lebanon, Tennessee                                      April 1998            229,000                98

Prime Outlets at Hagerstown (8)--  Hagerstown, Maryland                            August 1998            487,000                99

Prime Outlets of Puerto Rico--  Barceloneta, Puerto Rico                             July 2000            176,000                98
                                                                                                       ----------               ---

Total Outlet Centers (9)                                                                               12,670,000                91%
                                                                                                       ==========               ====

====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of December 31, 2001 as a percent of available square feet of GLA.
(2) We, through affiliates, have a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) We own a 2% partnership interest as the sole general partner in Phase I of this property but are entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space, not included in this table, which was 95% occupied as of December 31, 2001.
(4) Non-recourse mortgage loans on Prime Outlets at Conroe and Prime Outlets at Jeffersonville II are cross-collateralized. Effective January 1, 2002, the lender foreclosed on Prime Outlets at Conroe. The lender and we remain in discussions regarding the transfer of our ownership interest in Prime Outlets at Jeffersonville II.
(5) We operate this outlet center pursuant to a long-term ground lease under which we receive the economic benefit of a 100% ownership interest.
(6) The real property on which this outlet center is located is subject to a long-term ground lease.
(7) We, through affiliates, have a 51% ownership interest in the joint venture partnership that owns Phases II and III of the Bellport Outlet Center.

(8) On January 11, 2002, we sold this outlet center to a joint venture partnership in which we, through affiliates, have a 30% ownership
       interest.     See  Note 3  -  "Property    Dispositions"  for  additional
       information.
(9) We own two community centers, not included in this table, containing approximately 219,000 square feet in the aggregate that were 81% occupied as of December 31, 2001.

Lease Terms

     In general, the leases relating to our outlet centers have terms of three to five years. The majority of leases provide for the payment of percentage rents for annual sales in excess of certain thresholds. In addition, the typical lease agreement generally provides for (i) the recovery of a merchant's proportionate share of actual costs of common area maintenance ("CAM"), refuse removal, insurance, and real estate taxes, (ii) a contribution for advertising and promotion, and (iii) an administrative fee. CAM includes items such as utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses. We continually evaluate our lease provisions in light of current and expected economic conditions and other factors. In this regard, we are exploring alternative lease provisions including fixed CAM where appropriate.

     The following table sets forth, as of December 31, 2001, tenant lease expirations, assuming that none of the tenants exercise any renewal option, over the next 10 years for our outlet center portfolio, including outlet centers we own through joint venture partnerships but excluding Prime Outlets at Conroe and Prime Outlets at Jeffersonville II (see "Defaults on Certain Non-recourse Mortgage Indebtedness" of Note 6 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements contained herein for additional information):


------------------------------------------------------------------------------------------------------------------------------------
                        Lease Expirations - Outlet Center

                                                                                                                     % of Total
                                            Number of               Approximate              Annualized              Annualized
                                             Leases                    GLA                  Minimum Rent            Minimum Rent
 Year                                       Expiring               (Sq. Ft.)             of Expiring Leases       of Expiring Leases
--------                                 ---------------         ----------------        --------------------    -------------------
 2002                                          739                 2,597,274                 $ 28,829,741                18.79%
 2003                                          597                 2,540,282                   33,557,125                21.87%
 2004                                          443                 1,720,286                   25,443,030                16.58%
 2005                                          374                 1,558,512                   23,736,138                15.47%
 2006                                          254                 1,062,460                   16,914,363                11.02%
 2007                                          155                   616,334                    7,802,788                 5.09%
 2008                                           48                   260,396                    4,262,683                 2.78%
 2009                                           22                   138,448                    2,082,258                 1.36%
 2010                                           48                   251,935                    4,277,856                 2.79%
 2011                                           42                   220,293                    3,859,533                 2.52%
====================================================================================================================================

Tenants

     In management's view, tenant mix is an important factor in determining an outlet center's success. Our outlet centers are managed to attract and retain, if possible, a diverse mix of nationally and internationally recognized manufacturers of moderate to upscale designer and brand name products. Crucial to the success of an outlet center is the presence of lead tenants. Lead tenants are manufacturers that may potentially attract a large number of qualified consumers to the outlet center due to the strength of their brand name and the value offered to the consumer. Lead tenants generally are placed in strategic locations designed to draw customers into the outlet center and to encourage them to shop at more than one store. We continually examine the placement of tenants within each center and, in collaboration with our tenants, adjust the size and location of their space within each center in an effort to improve sales per square foot.

     During the year ended December 31, 2001, no group of tenants under common control accounted for more than 4.4% of our gross revenues or leased more than 5.3% of our total GLA. During the years ended December 31, 2001 and 2000, total bad debt expense was approximately $13.4 million, or 5.9%, and $7.4 million, or 2.6%, of total revenues, respectively. The majority of bad debt expense is attributable to tenant bankruptcies, disputes, abandonments and store closings.

                           ITEM 3 -- LEGAL PROCEEDINGS

     Except as described below, neither we nor any of our properties are currently subject to any material litigation nor, to our knowledge, is any material or other litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

     Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates (collectively, the "Mikasa Plaintiffs") filed a lawsuit against the Company and various affiliates in Superior Court of New Jersey on March 29, 2001. The Mikasa Plaintiffs assert a number of causes of action in which they allege that the Company and its affiliates breached various provisions in the Mikasa Plaintiffs' leases and, as a result, overcharged the Mikasa Plaintiffs for common area maintenance and similar charges ("CAM") and promotion fund charges at various centers where the Mikasa Plaintiffs are tenants. The Company filed a motion to dismiss the complaint on behalf of the Company's affiliates who entered into leases with the Mikasa Plaintiffs, based on lack of jurisdiction. The motion was granted, but the Mikasa Plaintiffs filed a motion for reconsideration, upon which the court has not ruled. The remaining defendants, Prime Retail, Inc. and Prime Retail, L.P., have answered the complaint. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

     On July 6, 2001, affiliates of the Company brought an action in the Circuit Court for Washington County, Maryland against Melru Corporation, which operates under the trade name Jones New York, alleging that Melru Corporation owed past due rent in connection with 43 leases. Melru Corporation, in response to the collection action filed by certain affiliates of the Company, filed on October 15, 2001 several counterclaims against the Company and its affiliates in which it alleges that the Company and its affiliates overcharged Melru Corporation for CAM and promotion fund charges. In addition, Melru Corporation alleges that an affiliate of the Company fraudulently induced Melru Corporation to enter into a lease and that another affiliate violated its lease with Melru Corporation by failing to maintain required occupancy levels at the shopping center it owns. The Company and its affiliates have not filed their response to the Melru Corporation counterclaims. The outcome of the Melru Corporation counterclaims, and the ultimate liability of the Company and its affiliates, if any, cannot be predicted at this time.

     In addition to the Mikasa Plaintiffs and Melru Corporation, other tenants, including Design's Inc. and Brown Group Retail, Inc., in the Company's affiliates' outlet centers have made or may make allegations concerning overcharging for CAM and promotion fund charges similar to those made by the Mikasa Plaintiffs and Melru Corporation. No other such tenant, however, has filed a suit. It is too early to make any predictions as to whether the Company or its affiliates may be found liable with respect to such other tenants, or to predict damages should liability be found.

     The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. Briefs were submitted and oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. The Fourth Circuit received the briefs, but has not yet ruled. The Company believes that it has acted properly and will continue to defend this lawsuit vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

     Affiliates of the Company routinely file lawsuits to collect past due rent from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question has defaulted under the tenant's lease, has overcharged the tenant for CAM and promotion fund charges, or has failed to maintain or market the outlet center in question as required by the lease. Usually such counterclaims are without merit. In response to such counterclaims the Company's affiliates usually continue to pursue their collection or eviction actions and defend against the counterclaims. Despite the fact that the Company and its affiliates believe such counterclaims are without merit and defend against them vigorously, the outcome of all such counterclaims, and thus the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

     Since October 13, 2000 there have been eight complaints filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are Glenn D. Reschke, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a former director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints have been brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated amended complaint captioned The Marsh Group, et al. v. Prime Retail, Inc., et al. dated May 21, 2001 was filed. The Company and the individual defendants filed a motion to dismiss the complaint, which was granted on November 8, 2001. The plaintiffs appealed the matter to the Fourth Circuit. The appeal is now pending. The Company believes that the claims are without merit and will defend vigorously against the appeal. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

     Several entities (the "eOutlets Plaintiffs") have filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against the Company and its affiliates. The eOutlets Plaintiffs seek to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theories that the Company guaranteed the obligations of eOutlets and that the Company was the "alter-ego" of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the eOutlets Lawsuits. The Company believes that it is not liable to the eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. The Company will continue to defend all eOutlets Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. The trustee for E-Outlets Resolution Corp. has notified the Company that he is contemplating an action against the Company and the Operating Partnership in which he may assert that E-Outlets Resolution Corp. was the "alter-ego" of the Company and the Operating Partnership and that, as a result, the Company and the Operating Partnership are liable for the debts of E-Outlets Resolution Corp. If the trustee pursues such an action, the Company and the Operating Partnership will defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of the eOutlets Lawsuits, and the ultimate liability of the Company in connection with the eOutlets Lawsuits and related claims, if any, cannot be predicted at this time.

     In May, 2001, the Company, through affiliates, filed suit against Fru-Con Construction, Inc. ("FCC"), the lender on Prime Outlets at New River ("New River") as a result of FCC's foreclosure of New River due to the maturation of the loan. The Company and its affiliates allege that they have been damaged due to FCC's failure to dispose of the collateral in a commercially reasonable manner. The Company, through affiliates, has also filed suit against The Fru-Con Projects, Inc. ("Fru-Con"), a partner in Arizona Factory Shops Partnership and an affiliate of FCC. The Company and its affiliates allege that Fru-Con failed to use reasonable efforts to assist in obtaining refinancing. Fru-Con has claims pending against the Company and its affiliates, as part of the same suit, alleging that the Company and its affiliates breached their contract with Fru-Con by not allowing Fru-Con to participate in an outlet project in Sedona, Arizona (the "Sedona Project") and breached a management and leasing agreement by managing and leasing the Sedona Project. The Company believes its affiliates and it acted properly and FCC did not act properly. The Company and its affiliates will vigorously defend the claims filed against them and prosecute the claims they filed. However, the ultimate outcome of the suit, including the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

        The New York Stock Exchange ("NYSE") and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters. The initial notice of such review was received by the Company on March 13, 2000.

           ITEM 4 -- SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Our Amended and Restated Articles of Incorporation state, "whenever dividends payable on the Preferred Stock shall be in arrears for six or more consecutive quarterly periods, then the holders of Preferred Stock, voting together as a single class, shall be entitled at the next meeting of stockholders or at any special meeting called for such purpose, to elect two additional directors to the Company's Board of Directors until the full dividends accumulated on all outstanding shares of the Preferred Stock have been paid in full or declared and a sum of money sufficient for the prepayment thereof set aside for payment."

     On December 6, 2001, a meeting (the "Special Meeting") of the holders of shares our 10.5% Series A Senior Cumulative Preferred Stock (the "Series A Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock (the "Series B Convertible Preferred Stock", and, together the "Preferred Stock") was held for the purpose of electing two additional directors to our Board of Directors. The Special Meeting was adjourned to allow sufficient time to tabulate the votes. On December 11, 2001, the Special Meeting was reconvened. Howard Amster and Robert H. Kanner were elected to serve as members of the Board of Directors.

                                     PART II

 ITEM 5-- MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our common stock trades on the OTC Bulletin Board under the trading symbol "PRME". Our common stock previously traded through September 26, 2001 on the New York Stock Exchange under the trading symbol "PRT".

     The following table sets forth the quarterly high, low and end of period closing sales prices per share of our common stock as reported on the OTC Bulletin Board and NYSE:

     Market Price of Common Stock and Cash Dividends Paid per Share

------------------------------------------------------------------------------------------------------------------------------------
                                                      2001                                                2000
---------------------------------------------------------------------------------     ----------------------------------------------
                                    Fourth       Third       Second       First         Fourth       Third       Second        First
                                   Quarter      Quarter      Quarter     Quarter        Quarter     Quarter      Quarter     Quarter
------------------------------------------------------------------------------------------------------------------------------------
Market price per
  common share:
     High                           $ 0.20      $ 0.30       $ 0.42      $ 0.70         $ 0.69      $ 1.63       $ 2.13       $ 6.63
     Low                              0.09        0.16         0.26        0.36           0.25        0.22         0.94         1.94
     End of period close              0.10        0.17         0.27        0.39           0.47        0.34         1.27         2.19
Cash dividends paid
  per common share                  $    -      $    -       $    -      $    -         $    -      $    -       $    -       $    -
====================================================================================================================================

     To qualify as a REIT for federal income tax purposes, we are required to pay distributions to our common and preferred shareholders of at least 90% of our REIT taxable income in addition to satisfying other requirements. Although we intend to make the necessary distributions to remain qualified as a REIT under the Code, we also intend to retain such amounts as we consider necessary from time to time for our capital and liquidity needs.

     Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Series A Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. We are currently in arrears on nine quarters of preferred stock distributions due February 15, 2000 through February 15, 2002, respectively.

     We are prohibited from paying dividends or distributions except to the extent necessary to maintain our REIT status under the terms of a mezzanine loan (see "Dividends and Distributions" of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements contained herein for additional information). In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of December 31, 2001, unpaid dividends for the period beginning on November 16, 1999 through December 31, 2001 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $12.8 million and $35.3 million, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2001 are $6.0 million ($2.625 per share) and $16.6 million ($2.125 per share), respectively.

     The approximate number of holders of record of our common stock was 536 including participants in security position listings as of March 19, 2002.

                        ITEM 6 -- SELECTED FINANCIAL DATA

                (Amounts in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                          2001            2000           1999          1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                    $   141,116    $   178,830    $   193,979   $   148,376     $  78,046
Percentage rents                                                    4,220          6,369          8,085         6,384         3,277
Tenant reimbursements                                              67,323         83,350         90,063        67,152        37,519
Interest and other                                                 13,421         14,801         13,829         9,897        10,288
                                                              -----------    -----------    -----------   -----------     ---------
  Total revenues                                                  226,080        283,350        305,956       231,809       129,130
Expenses
Property operating                                                 54,451         68,537         70,862        52,684        29,492
Real estate taxes                                                  19,283         21,776         22,405        16,705         9,417
Depreciation and amortization                                      56,918         67,556         73,640        52,727        26,715
Corporate general and administrative                               14,290         20,847         12,687         7,980         5,603
Interest                                                           92,859         98,234         93,934        60,704        36,122
Other charges                                                      22,646         17,555          6,918         4,495         3,234
Provision for asset impairment                                     63,026         68,663         15,842             -             -
Provision for abandoned projects                                        -              -         16,039             -             -
Loss on eOutlets.com                                                    -         14,703              -             -             -
Loss on Designer Connection                                             -          1,815          6,561         1,067             -
                                                              -----------    -----------    -----------   -----------     ---------
  Total expenses                                                  323,473        379,686        318,888       196,362       110,583
                                                              -----------    -----------    -----------   -----------     ---------
Income (Loss) before loss on sale of real estate,
  extraordinary loss and minority interests                       (97,393)       (96,336)       (12,932)       35,447        18,547
Loss on sale of real estate                                        (1,063)       (42,648)       (15,153)      (15,461)            -
                                                              -----------    -----------    -----------   -----------     ---------
Income (Loss) before minority interests and
  extraordinary loss                                              (98,456)      (138,984)       (28,085)       19,986        18,547
Loss (Income) allocated to minority interests                         408            738         (3,226)       (2,456)      (10,581)
                                                              -----------    -----------    -----------   -----------     ---------
Income (Loss) before minority interests                           (98,048)      (138,246)       (31,311)       17,530         7,966
Extraordinary loss on early extinguishment of debt                      -         (4,206)        (3,518)            -        (2,061)
                                                              -----------    -----------    -----------   -----------    ----------
Net income (loss)                                                 (98,048)      (142,452)       (34,829)       17,530         5,905
Income allocated to preferred shareholders                        (22,672)       (22,672)        (9,962)      (24,604)      (12,726)
                                                              -----------    -----------    -----------   -----------    ----------
Net loss applicable to common shares                          $  (120,720)   $  (165,124)   $   (44,791)  $    (7,074)   $   (6,821)
                                                              ===========    ===========    ===========   ===========    ==========
Basic loss per common share:                                  $     (2.77)   $     (3.79)   $     (1.04)  $     (0.20)   $    (0.36)
                                                              ===========    ===========    ===========   ===========    ==========
Diluted loss per common share:                                $     (2.77)   $     (3.79)   $     (1.30)  $     (0.20)   $    (0.36)
                                                              ===========    ===========    ===========   ===========    ==========
Other Data:
Funds from operations (1)                                     $    25,256    $    57,967    $    84,163   $    90,020    $   46,718
Net cash provided by operating activities                          32,911         32,450         97,815        59,182        49,856
Net cash provided by (used in) investing activities                 5,595          1,095        (56,666)     (145,596)     (229,956)
Net cash provided by (used in) financing activities               (39,875)       (31,982)       (39,571)       85,806       182,549
Distributions declared per common share (2)                   $         -    $         -    $     0.885   $     1.680    $    1.180
Reported merchant sales                                         2,473,830      2,745,923      3,286,917     3,169,268     1,434,163

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                      2001            2000           1999          1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Rental property before accumulated depreciation               $ 1,375,608    $ 1,493,107    $ 1,826,551   $ 2,015,722    $  904,782
Net investment in rental property                               1,117,484      1,275,538      1,642,597     1,887,975       822,749
Total assets                                                    1,262,508      1,462,021      1,856,058     1,976,464       904,183
Bonds and notes payable                                           957,467      1,030,153      1,260,670     1,217,507       515,265
Total liabilities and minority interests                        1,006,068      1,107,533      1,359,371     1,332,730       559,655
Stockholders' equity                                              256,440        354,488        496,687       643,734       344,528
Other Data:
Total outlet center GLA at end of period (3)                       12,670         13,497         14,699        14,348         7,217
Number of outlet centers at end of period (3)                          45             48             51            50            28
====================================================================================================================================

Notes:

(1) We believe that to facilitate a clear understanding of our operating results, funds from operations ("FFO") should be considered in conjunction with net income (loss) as presented in accordance with generally accepted accounting principles ("GAAP"). FFO, pursuant to guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (loss) (determined in accordance with GAAP) excluding provisions for asset impairment, gains (or losses) from debt restructuring, sales of property and discontinued operations, plus real estate depreciation and amortization after adjustments for unconsolidated joint venture partnerships. We believe that FFO is an important and widely used measure of the operating performance of equity real estate investment trusts ("REITs") which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing our performance. Our FFO is not comparable to FFO reported by other REITs that do not define the term using the NAREIT definition or that interpret the NAREIT definition differently than we do. Therefore, we caution that the calculation of FFO may vary from entity to entity and as such the presentation of our FFO may not be comparable to other similarly titled measures of other reporting companies. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. A reconciliation of income (loss) before allocations to minority interests and preferred shareholders to FFO is as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                      2001             2000            1999            1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before minority interests and
  extraordinary loss                                       $ (98,456)     $ (138,984)      $ (28,085)       $ 19,986       $ 18,547
FFO adjustments:
  Loss on sale of real estate                                  1,063          42,648          15,153          15,461              -
  Depreciation and amortization                               56,918          67,556          73,640          52,727         26,715
  Non-real estate depreciation and amortization               (2,251)         (1,703)           (587)           (432)          (302)
  Joint venture adjustments                                    3,074           3,269           1,639           1,211          1,758
  Non-cash joint venture interest subsidy                      1,882               -               -               -              -
  Discontinued operations - eOutlets.com                           -          14,703               -               -              -
  Discontinued operations - Designer Connection                    -           1,815           6,561           1,067              -
                                                           ---------      ----------       ---------        --------       --------
FFO before adjustment for asset impairment                   (37,770)        (10,696)         68,321          90,020         46,718
  DProvisioneforpassetoimpairmentets.com                      63,026          68,663          15,842               -              -
                                                           ---------      ----------       ---------        --------       --------
FFO before allocations to minority interests
  and preferred shareholders                               $  25,256      $   57,967       $  84,163        $ 90,020       $ 46,718
                                                           =========      ==========       =========        ========       ========
------------------------------------------------------------------------------------------------------------------------------------

(2) Includes special cash distribution during 1998 of $0.50 per common share relating to our merger with Horizon Group, Inc. completed in June, 1998.
(3) Includes outlet centers we operate under joint venture partnerships with unrelated third parties as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                    2001             2000            1999            1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Aggregate GLA                                                  1,195           1,764           1,494             595            595
Number of outlet centers                                           3               5               4               3              3
====================================================================================================================================

                ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Amounts in thousands, except per share, per unit, and per square foot information)

Introduction

     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our operations are conducted through the Operating Partnership. We control the Operating Partnership as its sole general partner and are dependent upon the distributions or other payments from the Operating Partnership to meet our financial obligations. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

Cautionary Statements

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Form 10-K contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the risk associated with our high level of leverage and our ability to refinance such indebtedness as it becomes due; the risk that we or one or more of our subsidiaries are not able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the risk of material adverse effects of future events, including tenant bankruptcies or abandonments, on our financial performance; the risk related to the retail industry in which our outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk associated with tenant bankruptcies, store closings and the non-payment by tenants of contractual rents and additional rents; the risk associated with our potential asset sales; the risk of potential increases in market interest rates from current levels; the risk associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of our properties; the risk associated with litigation; and the risk associated with competition from web-based and catalogue retailers.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K. These Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. We evaluate our estimates on an on-going basis; including those related to (i) revenue recognition, (ii) provisions for bad debt on accounts receivable, (iii) potential impairment of the carrying value of rental properties held for use,
(iv) capitalization and depreciation of significant renovations and improvements and (v) contingencies for debt guarantees and litigation. We base our estimates on historical trends and certain other assumptions that we believe are reasonable under the particular circumstances. These estimates ultimately form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     To assist you in understanding our financial condition and results from operations, we have identified our critical accounting policies and discussed them below. These accounting policies are most important to the portrayal of our financial condition and results from operations, either because of the significance of the financial statement items to which they relate or because they require our management's most difficult, subjective or complex judgments.

Bad Debt

     We regularly reviews our accounts receivable in order to determine an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on ours tenants' ability to pay, past collection experience and such other factors which, in our judgment deserve current recognition. In turn, a provision for bad debt is charged against the allowance to maintain the allowance level within this range. If the financial condition of our tenants were to deteriorate, resulting in impairment in their ability to make payments due under their leases, additional allowances may be required.

Impairment of Rental Property

     We monitor our Properties for indicators of impairment on an on-going basis. We record a provision for impairment when we believe certain events and circumstances have occurred which indicate that the carrying value of our Property might have experienced a decline in value that is other than temporary. Impairment losses are measured as the difference between the carrying value and the estimated fair value for assets held in the portfolio. For assets held for sale, impairment is measured as the difference between the carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of return. Adverse changes in market conditions or deterioration in the operating results of our outlet centers and other rental properties could result in losses or an inability to recover the current carrying value of such assets. Such potential losses or the inability to recover the current carrying value may not be reflected in our Properties' current carrying value, thereby possibly requiring an impairment charge in the future.

Contingencies

     We are subject to proceedings, lawsuits, and other claims related to various matters (see Note 13 - "Legal Proceedings" of the Notes to the Consolidated Financial Statements for additional information). Additionally, we have guaranteed certain indebtedness of others (see Note 6 - "Bonds and Notes Payable" for additional information). With respect to these contingencies, we assess the likelihood of any adverse judgments or outcomes to these matters and, if appropriate potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. Future reserves may be required due to (i) new developments or changes to the approach in which we deal with each matter or (ii) if unasserted claims arise.

Outlet Center Portfolio

Portfolio GLA and Occupancy

     Our outlet center portfolio grew to its present size through the development and acquisition of outlet centers and through expansions to existing outlet centers. Our outlet portfolio consisted of 45 properties totaling 12,670,000 square feet of GLA at December 31, 2001, compared to 48 properties totaling 13,497,000 square feet of GLA at December 31, 2000 and 51 properties totaling 14,699,000 square feet of GLA at December 31, 1999. The changes in our outlet center GLA are due to certain (i) sales transactions during 2001 and 2000, (ii) development activities during 2000 and (iii) the foreclosure sale of an outlet center during 2001. Such changes are discussed below and are collectively referred to as the "Portfolio GLA Activity". Our outlet center portfolio was 91.2% and 92.7% occupied as of December 31, 2001 and 2000, respectively. The weighted average occupancy of our outlet center portfolio during the years ended December 31, 2001 and 2000 was 90.3% and 91.6%, respectively.

2001 Sales Transactions

     On February 2, 2001, we sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, we sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales of were used to prepay an aggregate $9,137 of principal outstanding under our mezzanine loan (the "Mezzanine Loan") in accordance with the terms of such loan agreement. In connection with these sales, we recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in our results of operations through the respective dates of disposition. At December 31, 2000, these properties were classified as assets held for sale in the Consolidated Balance Sheet with an aggregate carrying value of $34,770.

     On November 27, 2001, we sold certain land located in Camarillo, California for aggregate consideration of $7,150. The net cash proceeds from the sale, including the release of certain funds held in escrow, were $1,859, after the repayment of certain mortgage indebtedness of $6,227 and closing costs and fees. The net proceeds from this sale were used to prepay $1,787 of the Mezzanine Loan. In connection with this sale, we recorded a loss on the sale of real estate of $1,615 during the fourth quarter of 2001. At December 31, 2000, the land was classified as assets held for sale in the Consolidated Balance Sheet with a carrying value of $8,460.

     Prior to the sale of Prime Outlets at Silverthorne, it was one of fifteen properties securing our first mortgage and expansion loan (the "First Mortgage and Expansion Loan"), which had an outstanding principal balance of $342,629 at December 31, 2001. In conjunction with the sale of Prime Outlets at Silverthorne, we substituted Prime Outlets at Lebanon for Prime Outlets at Silverthorne in the cross-collateralized asset pool securing the First Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement. In conjunction with adding Prime Outlets at Lebanon as security for the First Mortgage and Expansion Loan, we repaid, as discussed above, certain mortgage indebtedness on Prime Outlets at Lebanon of $18,078.

2001 Foreclosure Sale

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona, was sold through foreclosure. Affiliates of the Company and Fru-Con Development Corporation ("Fru-Con") each own 50% of the partnership, which owned the project. We have accounted for our ownership interest in the partnership that owned the project in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale, we recorded a loss on the sale of real estate of $180 during the second quarter of 2001.

2000 Sales Transactions

     On February 23, 2000, we sold Prime Outlets at Williamsburg, an outlet center located in Williamsburg, Virginia which contains 274,000 square feet of GLA, to a joint venture partnership (the "Prime/Estein Venture"). We, indirectly through affiliates, have a 30% ownership interest in the Prime/Estein Venture. Commencing on the date of disposition, we have accounted for the operating results of this outlet center in accordance with the equity method of accounting.

     On December 22, 2000, we completed the sale of four outlet centers aggregating 1,592,000 square feet of GLA to a joint venture partnership comprised of Chelsea Property Group, Inc. and Fortress Investment Group, L.L.C. The four outlet centers that were sold are located in Gilroy, California; Michigan City, Indiana; Waterloo, New York; and Kittery, Maine. In connection with this sale, we recorded a loss on the sale of real estate of $42,648 during the fourth quarter of 2000. The operating results of these properties are included in our results of operations through the date of disposition.

Development Activities

     During 2000 we engaged in development activities related to 390,000 square feet of GLA consisting of the opening of (i) Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 176,000 square feet of GLA, and (ii) four expansions to outlet centers totaling 214,000 square feet of GLA. During 2001, we did not engage in any further development activities other than post-opening work related to the 2000 development activities and certain consulting activities in Europe.

Results of Operations

Table 1--Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                          2001                 2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                                    $  141,116           $  178,830             $ 193,979
Percentage rents                                                                   4,220                6,369                 8,085
Tenant reimbursements                                                             67,323               83,350                90,063
Interest and other                                                                13,421               14,801                13,829
                                                                              ----------           ----------             ---------
  Total revenues                                                                 226,080              283,350               305,956
Expenses
Property operating                                                                54,451               68,537                70,862
Real estate taxes                                                                 19,283               21,776                22,405
Depreciation and amortization                                                     56,918               67,556                73,640
Corporate general and administrative                                              14,290               20,847                12,687
Interest                                                                          92,859               98,234                93,934
Other charges                                                                     22,646               17,555                 6,918
Provision for asset impairment                                                    63,026               68,663                15,842
Provision for abandoned projects                                                       -                    -                16,039
Loss on eOutlets.com                                                                   -               14,703                     -
Loss on Designer Connection                                                            -                1,815                 6,561
                                                                              ----------           ----------             ---------
  Total expenses                                                                 323,473              379,686               318,888
                                                                              ----------           ----------             ---------
Loss before loss on sale of real estate,
  minority interests and extraordinary loss                                      (97,393)             (96,336)              (12,932)
Loss on sale of real estate                                                       (1,063)             (42,648)              (15,153)
                                                                              ----------           ----------             ---------
Loss before minority interests and
  extraordinary loss                                                             (98,456)            (138,984)              (28,085)
Loss (Income) allocated to minority interests                                        408                  738                (3,226)
                                                                              ----------           ----------             ---------
Loss before extraordinary loss                                                   (98,048)            (138,246)              (31,311)
Extraordinary loss on early extinguishment of debt                                     -               (4,206)               (3,518)
                                                                              ----------           ----------             ---------
Net loss                                                                         (98,048)            (142,452)              (34,829)
Income allocated to preferred shareholders                                       (22,672)             (22,672)               (9,962)
                                                                              ----------           ----------             ---------
Net loss applicable to common shares                                          $ (120,720)          $ (165,124)            $ (44,791)
                                                                              ==========           ==========             =========
Basic loss per common share:
Loss before extraordinary loss                                                $    (2.77)          $    (3.69)            $   (0.96)
Extraordinary loss                                                                     -                (0.10)                (0.08)
                                                                              ----------           ----------             ---------
Net loss                                                                      $    (2.77)          $    (3.79)            $   (1.04)
                                                                              ==========           ==========             =========
Diluted loss per common share:
Loss before extraordinary loss                                                $    (2.77)          $    (3.69)            $   (1.22)
Extraordinary loss                                                                     -                (0.10)                (0.08)
                                                                              ----------           ----------             ---------
Net loss                                                                      $    (2.77)          $    (3.79)            $   (1.30)
                                                                              ==========           ==========             =========
Weighted-average common shares
  outstanding - basic                                                             43,578               43,517                43,196
                                                                              ==========           ==========             =========
Weighted-average common shares
  outstanding - diluted                                                           43,578               43,517                44,260
                                                                              ==========           ==========             =========
====================================================================================================================================

Table 2--Statements of Operations on a Weighted Average per Square Foot Basis

     A summary of the operating results for the years ended December 31, 2001, 2000 and 1999 is presented in the following table, expressed in amounts calculated on a weighted average occupied GLA basis.

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                          2001                  2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
GLA at end of period (1)                                                         11,864                12,322                13,787
Portfolio weighted average occupied GLA (1)                                      10,741                12,483                13,599
Factory outlet weighted average occupied GLA (1)                                 10,401                11,992                13,099
Outlet centers in operation at end of period (2)                                     45                    48                    51
New outlet centers opened (2)                                                         -                     1                     1
Outlet centers expanded (2)                                                           -                     2                     2
Community centers in operation at end of period                                       2                     3                     3
States (including Puerto Rico) operated in at end of period                          26                    26                    26

Portfolio weighted average per square foot (3):
Revenues
Base rents                                                                      $ 13.14               $ 14.33               $ 14.26
Percentage rents                                                                   0.39                  0.51                  0.59
Tenant reimbursements                                                              6.27                  6.68                  6.62
Interest and other                                                                 1.25                  1.19                  1.02
                                                                                -------               -------               -------
  Total revenues                                                                  21.05                 22.71                 22.49

Expenses (4)
Property operating                                                                 5.07                  5.49                  5.21
Real estate taxes                                                                  1.80                  1.74                  1.65
Depreciation and amortization                                                      5.30                  5.41                  5.42
Corporate general and administrative (5)                                           1.33                  1.36                  0.93
Interest                                                                           8.65                  7.87                  6.91
Other charges (6)                                                                  2.11                  1.32                  0.51
                                                                                -------               -------               -------
  Total expenses                                                                  24.26                 23.19                 20.63
                                                                                -------               -------               -------
Income (Loss) from continuing operations                                        $ (3.21)              $ (0.48)              $  1.86
                                                                                =======               =======               =======

Outlet center weighted average per square foot (3):
Revenues
Base rents                                                                      $ 13.27               $ 14.61               $ 14.51
Percentage rents                                                                   0.40                  0.53                  0.62
Tenant reimbursements                                                              6.41                  6.85                  6.76
Interest and other                                                                 1.14                  1.07                  0.85
                                                                                -------               -------               -------
  Total revenues                                                                  21.22                 23.06                 22.74

Expenses (4)
Property operating                                                                 5.16                  5.60                  5.31
Real estate taxes                                                                  1.90                  1.75                  1.65
Depreciation and amortization                                                      5.22                  5.45                  5.53
Interest                                                                           7.19                  6.92                  6.42
Other charges                                                                      1.72                  1.13                  0.26
                                                                                -------               -------               -------
  Total expenses                                                                  21.19                 20.85                 19.17
                                                                                -------               -------               -------
Income from continuing operations                                               $  0.03               $  2.21               $  3.57
                                                                                =======               =======               =======
====================================================================================================================================

Notes:
(1) Includes total GLA in which we receive substantially all of the economic benefit.
(2) Includes outlet centers operated under unconsolidated joint venture partnerships.
(3) Based on occupied GLA weighted by months of operation. The occupied GLA on a weighted average basis for the Portfolio Activity have been included in the weighted average GLA through the date of disposition.

(4)  Excludes the following non-recurring items:

     ---------------------------------------------------------------------------
     Years ended December 31,                   2001          2000         1999
     ---------------------------------------------------------------------------
     Provision for asset impairment           $63,026       $68,663      $15,842
     Provision for abandoned projects               -             -       16,039
     Loss on eOutlets.com                           -        14,703            -
     Loss on Designer Connection                    -         1,815        6,561
     ---------------------------------------------------------------------------

(5) 2000 excludes non-recurring corporate general and administrative costs aggregating $3,876, including (i) severance and other compensation costs totaling $2,421 and (ii) professional fees of $1,455 relating to refinancing activities.
(6) Excludes non-recurring other charges aggregating $2,918 and $1,100 in 2001 and 2000, respectively. The 2001 non-recurring costs include (i) a charge of $1,882 related to an interest rate subsidy agreement and (ii) a loss of $1,036 incurred in connection with the refinancing of first mortgage loans on Prime Outlets at Birch Run. The 2000 non-recurring resulted from the termination of the sale of a joint venture interest in Prime Outlets at Hagerstown and an expansion to Prime Outlets at Williamsburg, which was not constructed.

Comparison  of  the  Year Ended December 31, 2001 to the Year Ended December 31,
2000

Summary

     We reported net losses of $98,048 and $142,452 for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, the net loss applicable to our common shareholders was $120,720, or $2.77 per common share on a basic and diluted basis. For the year ended December 31, 2000, the net loss applicable to our common shareholders was $165,124, or $3.79 per common share on a basic and diluted basis.

     The 2001 results  include (i) a provision for asset  impairment of $63,026,
(ii) a non-recurring charge of $1,882 related to an interest rate subsidy agreement, (iii) a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run and (iv) a net loss on the sale of real estate of $1,063. The 2000 results reflect certain non-recurring items, including (i) a loss on the sale of real estate of $42,648, (ii) a provision for asset impairment of $68,663, (iii) a loss on eOutlets.com of $14,703, (iv) general and administrative expenses consisting of severance and other compensation costs aggregating $2,421 and professional fees of $1,455 related to refinancing activities, (v) a gain on the sale of outparcel land of $2,472 included in interest and other income, (vi) a loss on Designer Connection of $1,815, (vii) other charges of $1,100 incurred in connection with the termination of the sale of joint venture interests in certain properties and
(viii) an extraordinary loss of $4,206 related to the prepayment and modification to the terms of certain long-term debt.

Revenues

     Total revenues were $226,080 for the year ended December 31, 2001, compared to $283,350 for the year ended December 31, 2000, a decrease of $57,270, or 20.2%. Base rents decreased $37,714, or 21.1%, in 2001 compared to 2000. These decreases are primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. Straight-line rent expense, included in base rent was $434 and $94 for the years ended December 31, 2001 and 2000, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $2,149, or 33.7%, to $4,220 during the year ended December 31, 2001 compared to $6,369 for the same period in 2000. This decline was primarily attributable to the Portfolio GLA Activity.

     As summarized in TABLE 3, merchant sales reported for centers remaining in our outlet center portfolio at period-end were $2,474 million and $2,746 million for the years ended December 31, 2001 and 2000, respectively. The weighted average reported merchant sales per square foot decreased to $241 per square foot in 2001 from $245 per square foot in 2000. Total merchant occupancy cost per square foot decreased from $22.03 in 2000 to $20.68 in 2001 and as a percentage of reported sales from 8.99% to 8.65% respectively.

Table 3 - Summary of Reported Merchant Sales

     A summary of reported outlet merchant sales and related data for 2001, 2000 and 1999 follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                            2001                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Total reported merchant sales (in millions) (1)                                    $ 2,474              $ 2,746             $  3,287
                                                                                   =======              =======             ========
Weighted average reported merchant sale per square foot (2):
  All store sales                                                                  $   241              $   245             $    257
                                                                                   =======              =======             ========
  Same-space sales                                                                 $   247              $   251             $    249
                                                                                   =======              =======             ========
  Change in same-store sales versus prior year                                        2.2%
                                                                                   =======
  Change in same-space sales versus prior year                                       -2.0%
                                                                                   =======
Total merchant occupancy costs per square foot (3)                                 $ 20.68              $ 22.03             $  21.90
                                                                                   =======              =======             ========
Cost of merchant occupancy to reported sales (4)                                     8.65%                8.99%                8.54%
                                                                                   =======              =======             ========
Cost of merchant occupancy, excluding marketing
  contributions, to reported sales (5)                                               7.99%                8.26%                7.84%
                                                                                   =======              =======             ========
====================================================================================================================================

Notes:
(1) Total reported merchant sales summarizes gross sales generated by merchants and includes changes in merchant mix and the effect of new space created from the acquisition and opening of new and expanded outlet centers. Several of our outlet centers were constructed or expanded during the time periods presented and therefore, reported sales are included only for the partial period and were not annualized.
(2) Weighted average reported sales per square foot is based on reported sales divided by the weighted average square footage occupied by the merchants reporting those sales. Same-space sales is defined as the weighted average reported merchant sales per square foot for space open since the beginning of the prior year.
(3) Total merchant occupancy cost per square foot includes base rents, percentage rents and tenant reimbursements which includes tenant marketing contributions.
(4) Computed as follows: total merchant occupancy cost per square foot divided by total weighted average reported merchant sales per square foot.
(5) Computed as follows: total merchant occupancy cost per square foot (excluding marketing contributions paid by merchants) divided by total weighted average reported merchant sales per square foot.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $16,027, or 19.2%, to $67,323 in 2001 compared to $83,350 in 2000. This decline is primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2001 period. As shown in TABLE 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 91.3% in 2001 compared to 92.3% in 2000.

Table 4--Tenant Recoveries as a Percentage of Total Recoverable Expenses

--------------------------------------------------------------------------------
                                                             Expenses Recovered
Year                                                          from Tenants (1)
--------------------------------------------------------------------------------
2001                                                                91.3%
2000                                                                92.3%
1999                                                                96.6%
================================================================================
Note:
(1) Total recoverable expenses include property operating expenses and real estate taxes.

     Interest and other income decreased by $1,380, or 9.3%, to $13,421 during the year ended December 31, 2001 as compared to $14,801 for the year ended December 31, 2000. The decrease was primarily attributable to (i) a non-recurring gain on the sale of outparcel land of $2,472 during the 2000 period, (ii) a reduction in amortization of deferred income of $782 and (iii) lower miscellaneous income of $24. Partially offsetting these items was (i) a reduction in equity losses from investment in partnerships of $957 and (ii) increased leasing commission income of $941.

Expenses

     Property operating expenses decreased by $14,086, or 20.6%, to $54,451 in 2001 compared to $68,537 in 2000. Real estate taxes expense decreased by $2,493, or 11.4%, to $19,283 in 2001 from $21,776 in 2000. These decreases are primarily due to the Portfolio GLA Activity.

     As shown in TABLE 5, depreciation and amortization expense decreased by $10,638, or 15.7%, to $56,918 in 2001, compared to $67,556 in 2000. This decrease was primarily attributable to the depreciation and amortization of assets associated with the Portfolio GLA Activity.

Table 5--Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense for 2001, 2000 and 1999 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                            2001                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Building and improvements                                                         $ 28,201             $ 35,536            $ 40,184
Land improvements                                                                    6,119                6,197               5,779
Tenant improvements                                                                 18,789               22,134              25,374
Furniture and fixtures                                                               3,275                2,988               1,540
Leasing commissions                                                                    534                  701                 763
                                                                                  --------             --------            --------
  Total                                                                           $ 56,918             $ 67,556            $ 73,640
                                                                                  ========             ========            ========
====================================================================================================================================

     As shown in TABLE 6, interest expense decreased by $5,375, or 5.5%, to $92,859 in 2001 compared to $98,234 in 2000. This decrease reflects lower interest incurred of $12,622 partially offset by (i) an increase in amortization of deferred financing costs of $3,769, (ii) a decrease in the amount of interest capitalized in connection with development activities of $3,412 and (iii) a reduction in amortization of debt premiums of $66.

     The decrease in interest incurred is primarily attributable to a reduction of $221,976 in our weighted average debt outstanding, excluding debt premiums, during the year ended December 31, 2001 compared to the same period in 2000. The effect of the reduction in weighted average debt outstanding was partially offset by an increase in the weighted average contractual interest rate on long-term debt for the year ended December 31, 2001 compared to the same period in 2000. The weighted average contractual interest rates for 2001 and 2000 were 9.09% and 8.46%, respectively.

Table 6--Components of Interest Expense

     The components of interest expense for 2001, 2000 and 1999 are summarized as follows:

-------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                      2001                 2000                 1999
-------------------------------------------------------------------------------------------------------------------------------
Interest incurred                                                           $ 88,927            $ 101,549             $ 98,607
Amortization of deferred financing costs                                       7,025                3,256                4,379
Amortization of debt premiums                                                 (3,093)              (3,159)              (4,406)
Interest capitalized to development projects                                       -               (3,412)              (4,646)
                                                                            --------            ---------             --------
  Total                                                                     $ 92,859            $  98,234             $ 93,934
                                                                            ========            =========             ========
==============================================================================================================================

     Other charges increased by $5,091, or 29.0%, to $22,646 for the year ended December 31, 2001 compared to $17,555 for the same period in 2000. The increase was primarily attributable to (i) a higher provision for uncollectible accounts receivable of $5,925 in part from certain tenant bankruptcies, disputes, abandonments and store closings during the 2001 period, (ii) a non-recurring charge of $1,882 related to an interest rate subsidy agreement and (iii) a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run. Partially offsetting these items were (i) costs of $1,100 incurred in the third quarter of 2000 in connection with the discontinuance of the proposed sale of a 70% joint venture interest in Prime Outlets at Hagerstown and a proposed expansion to Prime Outlets at Williamsburg which was not constructed, (ii) a decrease in ground lease expense of $1,172,
(iii) lower marketing expenses of $1,256 and (v) a decrease in all other expenses of $224.

Special Charges

     During the third quarter of 2001, we determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that four of our wholly owned properties were permanently impaired. As a result, we recorded a third quarter provision for asset impairment aggregating $63,026, representing the write-down of the carrying value of these properties to their estimated fair value in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

     During 2000, we established a formal plan to sell three of our wholly owned properties and, accordingly, reclassified their respective carrying values to assets held for sale. In accordance with the requirements of SFAS No. 121, we incurred a provision for asset impairment of $28,047 to reduce the carrying value of these properties classified as held for sale to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of December 31, 2000 was $43,230. Total revenues and expenses for the operating properties classified as held for sale were $6,354 and $6,697, respectively, for the year ended December 31, 2000. See "Liquidity and Capital Resources - 2001 Sales Transactions" within Management's Discussion of Financial Condition and Results of Operations for additional information.

     Additionally, we also determined that certain events and circumstances had occurred during 2000, including reduced occupancy and limited leasing success, which indicated that four wholly owned properties and two joint venture properties were permanently impaired. Furthermore, our results of operations for 2000 include a provision for asset impairment aggregating $40,616 representing the write-down of the carrying values of these permanently impaired properties to their estimated fair value in accordance with SFAS No. 121.

    On April 12, 2000, we announced that we had been unable to conclude an agreement to transfer ownership of our wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, we incurred a non-recurring loss of $14,703 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $11,206 of costs incurred during the year ended December 31, 2000. In addition, during 1999 we incurred expenses of $3,500 related to organizational and start-up expenditures of eOutlets.com which are reflected in corporate general and administrative expenses in the Consolidated Statements of Operations.

     The operating results for our Designer Connection outlet stores are reflected in loss on Desinger Connection in the Consolidated Statements of Operations. We ceased operations of our Designer Connection outlet stores in 2000.

Table 7--Capital Expenditures

     The components of capital expenditures for 2001, 2000 and 1999 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                               2001               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
New development                                                                      $ 3,336            $ 17,715           $ 37,553
Expansions and renovations                                                             4,404              26,068             49,934
Re-leasing tenant allowances                                                           8,273               8,050              2,482
                                                                                     -------            --------           ---------
  Total                                                                              $16,013            $ 51,833           $ 89,969
                                                                                     =======            ========           =========
====================================================================================================================================

Table 8--Consolidated Quarterly Summary of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                        2001                                              2000
                                  ------------------------------------------------  ------------------------------------------------
                                    Fourth      Third       Second       First        Fourth       Third      Second       First
                                   Quarter     Quarter      Quarter     Quarter      Quarter      Quarter     Quarter     Quarter
------------------------------------------------------------------------------------------------------------------------------------
Total revenues (1)                 $  56,099    $ 54,760     $ 57,104    $ 58,117   $  70,517     $ 71,408    $  68,584   $  72,841
Total expenses (2)(3)(4)(5)(6)        66,814     128,012       64,167      64,480     135,056       75,759       84,343      84,528
                                   ---------    --------     --------    --------   ---------     --------    ---------   ---------
Loss before gain (loss)
  on sale of real estate,
  minority interests and
  extraordinary loss                 (10,715)    (73,252)      (7,063)     (6,363)    (64,539)      (4,351)     (15,759)    (11,687)
Gain (Loss) on sale
  of real estate                      (1,615)          -         (180)        732     (42,648)           -            -           -
                                   ---------    --------     --------    --------   ---------     --------    ---------   ---------
Loss before minority
  interests and
  extraordinary loss                 (12,330)    (73,252)      (7,243)     (5,631)   (107,187)      (4,351)     (15,759)    (11,687)
(Income) Loss allocated
  to minority interests                    7           -          400           1           3          767            -         (32)
                                   ---------    --------     --------    --------   ---------     --------    ---------   ---------
Loss before extraordinary
  loss                               (12,323)    (73,252)      (6,843)     (5,630)   (107,184)      (3,584)     (15,759)    (11,719)
Extraordinary loss                         -          -            -           -       (4,206)           -            -           -
                                   ---------    --------     --------    --------   ---------     --------    ---------   ---------
Net loss                             (12,323)    (73,252)      (6,843)     (5,630)   (111,390)      (3,584)     (15,759)    (11,719)
Income allocated to
  preferred shareholders              (5,668)     (5,668)      (5,668)     (5,668)     (5,668)      (5,668)      (5,668)     (5,668)
                                   ---------    --------     --------    --------   ---------     --------    ---------   ---------
Net loss applicable to
  common shares                    $ (17,991)   $(78,920)    $(12,511)   $(11,298)  $(117,058)    $ (9,252)   $ (21,427)  $ (17,387)
                                   =========    ========     ========    ========   =========     ========    =========   =========

Basic and diluted loss
  per common share:
Loss before extraordinary
  loss                             $   (0.41)   $  (1.81)    $  (0.29)   $  (0.26)  $   (2.59)    $  (0.21)   $   (0.49)  $   (0.40)
Extraordinary loss                         -           -            -           -       (0.10)           -            -           -
                                   ---------    --------     --------    --------   ---------     --------    ---------    --------
Net loss                           $   (0.41)   $  (1.81)    $  (0.29)   $  (0.26)  $   (2.69)    $  (0.21)   $   (0.49)  $   (0.40)
                                   =========    ========     ========    ========   =========     ========    =========   =========
Weighted-average
  common shares
  outstanding -
  basic and diluted                   43,578      43,578       43,578      43,578      43,578       43,578       43,532      43,357
                                   =========    ========     ========    ========   =========     ========    =========   =========
====================================================================================================================================

Notes:
(1) The first quarter of 2000 revenues reflect a non-recurring gain on the sale of outparcel land of $2,472.
(2) The third quarter of 2001 expenses reflect non-recurring charges and expenses aggregating $65,944 including (i) a provision for asset impairment of $63,026, (ii) a charge of $1,882 related to an interest rate subsidy and
     (iii) a loss of $1,036 incurred in connection with the refinancing of first mortgage loans on Prime Outlets at Birch Run.
(3) The first quarter of 2000 expenses reflect non-recurring charges and expenses aggregating $14,714 including (i) a loss of $12,964 associated with the discontinuance of our eOutlets.com subsidiary and (ii) severance and other compensation costs totaling $1,750.
(4) The second quarter of 2000 expenses reflect non-recurring charges and expenses aggregating $11,979 including (i) a provision for asset impairment of $8,538, (ii) a loss of $1,315 associated with the discontinuance of our eOutlets.com subsidiary, (iii) professional fees related to refinancing activities of $1,455 and (iv) severance and other compensation costs totaling $671.

(5) The third quarter of 2000 expenses reflect non-recurring charges and expenses aggregating $1,524 including (i) costs of $1,100 related to the termination of the sale of a joint venture interest in Prime Outlets at Hagerstown and an expansion to Prime Outlets at Williamsburg, which was not constructed, and (ii) a loss of $424 related to the discontinuance of our eOutlets.com subsidiary.
(6) The fourth quarter of 2000 expenses reflect a non-recurring provision for asset impairment of $60,125. Included is $20,547 related to the Company's decision to reclassify three properties to assets held for sale and $39,578 related to five properties where significant tenants filed for bankruptcy in late 2000 and early 2001 and we have limited releasing opportunities.

Comparison  of the Year Ended  December 31, 2000 to the Year Ended  December 31,
1999

Summary

     We reported net losses of $142,452 and $34,829 for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, the net loss applicable to our common shareholders was $165,124, or $3.79 per common share on a basic and diluted basis. For the year ended December 31, 1999, the net loss applicable to our common shareholders was $44,791, or $1.04 and $1.30 per common share on a basic and diluted basis, respectively.

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

Revenues

     Total revenues were $283,350 for the year ended December 31, 2000, compared to $305,956 for the year ended December 31, 1999, a decrease of $22,606, or 7.4%. Base rents decreased $15,149, or 7.8%, in 2000 compared to 1999. These decreases are primarily due to the Prime/Estein Transaction and reduced portfolio occupancy, partially offset by the Portfolio Expansion. Straight-line rent income (expense), included in base rent were $(94) and $1,181 for the years ended December 31, 2000 and 1999, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $1,716, or 21.2%, to $6,369 during the year ended December 31, 2000 compared to $8,085 for the same period in 1999. This decline was primarily attributable to the Prime/Estein Transaction.

     As summarized in TABLE 3, merchant sales reported for centers remaining in our outlet center portfolio at period-end were $2,746 million and $3,287 million for the years ended December 31, 2000 and 1999, respectively. The decrease in total reported merchant sales is primarily due to the sale of the Permanent Loan Properties on December 22, 2000. The reported merchant sales data for the Permanent Loan Properties are excluded from the 2000 sales data presented in TABLE 3. The weighted average reported merchant sales per square foot decreased to $245 per square foot in 2000 from $257 per square foot in 1999. Total merchant occupancy cost per square foot increased slightly from $21.90 in 1999 to $22.03 in 2000 and as a percentage of reported sales from 8.54% to 8.99%, respectively.

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

Expenses

     Property operating expenses decreased by $2,325, or 3.3%, to $68,537 in 2000 compared to $70,862 in 1999. Real estate taxes expense decreased by $629, or 2.8%, to $21,776 in 2000 from $22,405 in 1999. The decrease in property operating expenses is primarily due to the Prime/Estein Transaction, partially offset by the Portfolio Expansion. As shown in TABLE 5, depreciation and amortization expense decreased by $6,084, or 8.3%, to $67,556 in 2000, compared to $73,640 in 1999. This decrease results from the Prime/Estein Transaction, partially offset by the depreciation and amortization of assets associated with the Portfolio Expansion.

     As shown in TABLE 6, interest expense increased by $4,300, or 4.6%, to $98,234 in 2000 compared to $93,934 in 1999. This increase reflects (i) higher interest incurred of $2,942, (ii) a reduction in amortization of debt premiums of $1,247 and (iii) a decrease in the amount of interest capitalized in connection with development projects of $1,234. Partially offsetting these items was a decrease in amortization of deferred financing costs of $1,123.

     The increase in interest incurred is primarily attributable to an increase in our weighted average contractual interest rate on long-term debt for the year ended December 31, 2000 compared to the same period in 1999. The weighted average contractual interest rates for 2000 and 1999 were 8.46% and 7.90%, respectively. Partially offsetting the impact of the interest rate increase was a reduction of $48,209 in our weighted average debt outstanding, excluding debt premiums, during 2000 compared to 1999.

     Other charges increased by $10,637, or 153.8%, to $17,555 for the year ended December 31, 2000 compared to $6,918 for the same period in 1999. The 2000 results reflect costs of $1,100 incurred in the third quarter in connection with the discontinuance of the proposed sale of a 70% joint venture interest in Prime Outlets at Hagerstown and a future expansion to Prime Outlets at Williamsburg. The 1999 results reflect the write-off of $3,100 of capitalized costs associated with our expired option to purchase our joint venture partner's 50.0% ownership interest in Prime Outlets at New River. Excluding these items, other charges increased $12,637 due to (i) a higher provision for uncollectible accounts receivable of $6,664 resulting in part from certain tenant bankruptcies and abandonments, (ii) higher marketing expenses of $4,263, (iii) increased non-capitalized pre-development costs of $791, (iv) an increase in all other miscellaneous charges of $596 and (v) an increase in ground lease expense of $323.

Special Charges

     During 2000, we established a formal plan to sell three of our wholly owned properties and, accordingly, reclassified their respective carrying values to assets held for sale. Total revenues and expenses for the operating properties classified as held for sale were $6,354 and $6,697, respectively, for the year ended December 31, 2000. In accordance with the requirements of SFAS No. 121, we incurred a provision for asset impairment of $28,047 to reduce the carrying value of these properties classified as held for sale to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of December 31, 2000 was $43,230.

     Additionally, we also determined that certain events and circumstances had occurred during 2000, including reduced occupancy and limited leasing success, which indicated that four wholly owned properties and two joint venture properties were permanently impaired. Furthermore, our results of operations for 2000 include a provision for asset impairment aggregating $40,616 representing the write-down of the carrying values of these permanently impaired properties to their estimated fair value in accordance with SFAS No. 121.

     On April 12, 2000, we announced that we had been unable to conclude an agreement to transfer ownership of our wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, we incurred a non-recurring loss of $14,703 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $11,206 of costs incurred during the year ended December 31, 2000. In addition, during 1999 we incurred expenses of $3,500 related to organizational and start-up expenditures of eOutlets.com which are reflected in corporate general and administrative expenses in the Consolidated Statements of Operations.

     When accounting for 1999, we determined that certain events and circumstances had occurred during 1999, including, limited leasing success and revised occupancy estimates, which indicated one wholly-owned property and one joint venture property were permanently impaired. Accordingly, the results of operations for 1999 include a provision for asset impairment of $15,842 representing the write-down of the carrying values of these assets to their estimated fair value in accordance with SFAS No. 121. Additionally, when accounting for 1999, we recorded a provision for abandoned projects of $16,039 based on our determination that as of December 31, 1999, our pre-development efforts associated with certain projects were no longer viable.

     The operating results for our Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations. When accounting for 1999, because we decided to discontinue the operations of its Designer Connection outlet stores, we recorded non-recurring charges aggregating $3,659, including (i) $1,659 related to the write-off of costs associated with a web-site for Designer Connection and (ii) $2,000 of costs to cover the expected cash and non-cash costs of the closure. The cash and non-cash costs of the closure primarily consisted of (i) employee termination costs, (ii) lease obligations, and (iii) the write-down of assets to their net realizable value. We ceased operations of our Designer Connection outlet stores in 2000.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the year ended December 31, 2001, net cash provided by operating activities was $32,911, net cash provided by investing activities was $5,595 and net cash used in financing activities was $39,875.

     The gross cash provided by investing activities during the year ended December 31, 2001 was $25,885 which consisted of (i) $8,993 of net proceeds from the sale of Prime Outlets at Silverthorne on March 16, 2001, (ii) $510 of net proceeds from the February 2, 2001 sale of Northgate Plaza, (iii) $8,286 of net proceeds from the August 21, 2001 Birch Run Outlet Center refinancing transaction and (iv) $6,237 of net proceeds from the October 19, 2001 Williamsburg Outlet Center refinancing transaction. Partially offsetting theses sources were gross uses of cash totaling $20,290 comprised of (i) $15,170 of additions to rental property, (ii) $2,950 of equity contributions to unconsolidated partnerships and (iii) $2,170 of payments related to eOutlets.com. The additions to rental property are primarily attributable to (i) the payment of remaining construction costs for Prime Outlets of Puerto Rico which opened on July 27, 2000, (ii) costs incurred in connection with re-leasing space to new merchants and (iii) capital expenditures associated with the renovation and rehabilitation of existing outlet centers.

     The gross uses of cash for financing activities of $57,174 during the year ended December 31, 2001 consisted of (i) scheduled principal amortization on notes payable of $22,971, (ii) repayment in full of certain mortgage indebtedness on Prime Outlets at Edinburgh of $16,330, (iii) principal prepayments totaling $16,921 on our Mezzanine Loan and (iv) deferred costs of $952. Partially offsetting these items were proceeds from (i) the Edinburgh First Mortgage Loan of $16,700, (ii) other new borrowings of $199 and (iii) contributions from minority interests of $400.

     The following tables summarize our contractual obligations and other commitments as of December 31, 2001:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Payments Due by Period
                                                     -------------------------------------------------------------------------------
                                                                           Less than                                        After
Contractual Obligations (1)                               Total              1 year      1 to 3 years     4 to 5 years     5 years
------------------------------------------------------------------------------------------------------------------------------------
Bonds and notes payable, excluding debt premiums        $ 855,102           $ 48,479       $ 523,667       $ 173,078       $ 109,878
Operating lease payments                                    9,188              1,668           1,642             502           5,376
                                                        ---------           --------       ---------       ---------       ---------
  Total                                                 $ 864,290           $ 50,147       $ 525,309       $ 173,580       $ 115,254
                                                        =========           ========       =========       =========       =========
====================================================================================================================================


--------------------------------------------------------------------------------
                                                                      Annualized
                                                     In Arrears as      Dividend
Preferred Stock Dividend (2)                         of 12/31/01     Requirement
--------------------------------------------------------------------------------

Series A Senior Preferred Stock                      $ 12,830           $  6,037
Series B Convertible Preferred Stock                   35,349             16,635
                                                     --------           --------
  Total                                              $ 48,179           $ 22,672
                                                     ========           ========
================================================================================


--------------------------------------------------------------------------------
                                                   Amount of          Debt
                                                  Guarantee as       Maturity
Guarantees of Indebtedness of Others (3)           of 12/31/01        Date
--------------------------------------------------------------------------------

HGP Secured Credit Facility                        $ 10,000       July, 2002
HGP office and equipment debt                         2,435       December, 2002
                                                   --------
  Total                                            $ 12,435
                                                   ========
================================================================================

Notes:
(1) Amounts excludes contractual obligations related to (i) Prime Outlets at Hagerstown (see "2002 Sales Transaction") and (ii) Prime Outlets at Conroe and Prime Outlets at Jeffersonville II (see "Defaults on Certain Non-recourse Mortgage Indebtedness. We sold Prime Outlets at Hagerstown to the Prime/Estein Venture") on January 11, 2002 and commencing on that date we account for our remaining 30% ownership interest in accordance with the equity method of accounting. Additionally, non-recourse mortgage loans on Prime Outlets at Conroe and Prime Outlets at Jeffersonville II are cross-collateralized. Effective January 1, 2002, the lender foreclosed on Prime Outlets at Conroe. The lender and we remain in discussions regarding the transfer of our ownership interest in Prime Outlets at Jeffersonville II.
(2)  See "Dividends and Distributions" for additional information.
(3)  See "Guarantees of Indebtedness of Others" for additional information.

Going Concern

     Our liquidity depends on cash provided by operations and potential capital raising activities such as funds obtained through borrowings, particularly refinancings of existing debt, and cash generated through asset sales. Although we believe that estimated cash flows from operations and potential capital raising activities will be sufficient to satisfy our scheduled debt service obligations and sustain our operations for the next year, there can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of the potential capital raising activities, if they should occur, will be as favorable as we have experienced in prior periods.

     During 2002, we are required to make certain additional mandatory principal pay-downs to our Mezzanine Loan aggregating $25,367 from net proceeds from asset dispositions or other capital transactions within specified periods pursuant to the terms of a modification to the original terms of the Mezzanine Loan (see "Mezzanine Loan Modification" for additional information). Although we are in the process of seeking to generate additional liquidity though new financings and the sale of assets, there can be no assurance that we will be able to complete asset dispositions or other capital transactions within the specified periods or that such asset dispositions or other capital transactions, if they should occur, will generate sufficient proceeds to make the additional mandatory pay-downs of the Mezzanine Loan. Any failure to satisfy these mandatory principal prepayments within the specified time periods indicated will constitute a default under the Mezzanine Loan.

     As of December 31, 2001, we were in compliance with all financial debt covenants under our recourse loan agreements. However, there can be no assurance that we will be in compliance with our financial debt covenants in future periods since our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on our revenue, and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods. See "Defaults on Certain Non-recourse Mortgage Indebtedness" and "Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships" for additional information.

     Based on our current financial projections, we believe we will not be in compliance with respect to debt service coverage ratios under certain debt facilities during 2002. The debt facilities are fixed rate tax-exempt revenue bonds (the "Affected Fixed Rate Bonds") in the amount of $18,390 and a recourse bridge loan (the "Bridge Loan") in the amount of $111,375. In the event of non-compliance, the holders of the Affected Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest and the Bridge Loan lender may elect to accelerate its maturity. Additionally, noncompliance or defaults with respect to debt service coverage ratios under these debt facilities may trigger certain cross-default provisions with respect to other debt facilities, including our Mezzanine Loan.

     We intend to meet with the affected lenders to discuss potential resolutions including waiver or amendment with respect to such non-compliance provisions. If we are unable to reach satisfactory resolution with the affected lenders, we will look to (i) obtain alternative financing from other financial institutions, (ii) sell the project or projects where non-compliance is likely to occur or (iii) explore other possible capital transactions in order to generate cash to repay the amounts outstanding under such debt facilities. There can be no assurance that we will obtain a satisfactory resolution with our affected lenders or that we will be able to complete asset sales or other capital raising activities sufficient to repay the amounts outstanding under such debt facilities.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

2001 Debt Transactions

     In connection with the sales of Northgate Plaza, Prime Outlets at Silverthorne and certain land located in Camarillo, CA during 2001, we repaid mortgage indebtedness of $5,966, $18,078 and $6,227, respectively. In addition, net cash proceeds from these property sales were used to prepay an aggregate of $10,124 of principal outstanding under our Mezzanine Loan. See "2001 Sales Transactions" for additional information.

     On June 8, 2001, we, through affiliates, obtained a two-month extension through August 10, 2001 to the terms and maturity date of a $16,330 first mortgage loan secured by Prime Outlets at Edinburgh (the "Edinburgh Outlet
Center") located in Edinburgh, Indiana. On June 29, 2001, we, through affiliates, completed a refinancing of this first mortgage loan. The new first mortgage loan (the "Edinburgh First Mortgage Loan") provides for an aggregate commitment up to $18,000 and is non-recourse to us. The Edinburgh First Mortgage Loan, which is secured by the Edinburgh Outlet Center, has a term of three years, requires monthly principal payments based upon a 15-year amortization schedule and is pre-payable at any time subject to certain prepayment and exit fees. The Edinburgh First Mortgage Loan bears interest at a floating rate based on six-month LIBOR plus 350 basis points, subject to an 8.00% minimum, and may be adjusted semi-annually with a maximum 1.0% increase or decrease per adjustment. As of December 31, 2001, the Edinburgh First Mortgage Loan bore interest at the minimum rate. At closing, $16,700 of the Edinburgh First Mortgage Loan was funded, resulting in net proceeds of $88 after repayment of the old first mortgage loan and closing costs. As of December 31, 2001, the remaining commitment provides for the funding of up to an additional $1,300 for leasing related capital expenditures at the Edinburgh Outlet Center.

Prime/Estein Venture Refinancing Transactions

     On August 7, 2001, we, through affiliates, obtained an additional one-month extension to September 10, 2001 to the terms and maturity date of a $10,003 first mortgage loan secured by Prime Outlets at Birch Run (the "Birch Run Outlet Center") located in Birch Run, Michigan. The terms and maturity date of the $10,003 first mortgage loan had previously been extended to August 10, 2001. We and Estein, through affiliates, have 30% and 70% ownership interests, respectively, in the Prime/Estein Venture that indirectly owns the Birch Run Outlet Center. We completed a refinancing of first mortgage loans aggregating $63,000 on the Birch Run Outlet Center on August 21, 2001. These loans which were refinanced were included in a "wrap-around" loan provided by us to the Prime/Estein Venture in connection with the November 19, 1999 sale of the Birch Run Project.

     The new first mortgage loan (the "Birch Run First Mortgage Loan") is in the amount of $63,000, is secured by the Birch Run Outlet Center, has a term of ten years, and requires monthly principal amortization based upon a 25-year schedule. The Birch Run First Mortgage Loan bears interest at an effective fixed-rate of 8.12%. Greenwich Capital Financial Products, Inc. provided the financing. The Prime/Estein Venture used the net proceeds from the Birch Run First Mortgage Loan to repay in full first mortgage loans and the "wrap-around" loan of $10,731 due to us, aggregating $63,000. Net proceeds to us, after payment of closing and other transaction costs, were $8,286. In connection with the refinancing transaction, we recorded a non-recurring loss of $1,036 during the third quarter of 2001.

     Pursuant to Prime/Estein Venture-related documents to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed rate financing at an annual rate of 7.75%. As a result, each month during the term of the Birch Run First Mortgage Loan, we will be obligated to pay to the Prime/Estein Venture the difference between the cost of the financing at an annual effective rate of 8.12% and the cost of the financing at an annual rate of 7.75% (the "Interest Rate Subsidy"). The total of the payments to be made by us to the Prime/Estein Venture over the term of the Birch Run First Mortgage Loan will be $2,723. During the third quarter of 2001, we recorded a non-recurring loss of $1,882 in other charges representing the net present value of the Interest Rate Subsidy.

     On October 19, 2001, we, through affiliates, completed the refinancing of a $32,500 first mortgage loan secured by Prime Outlets at Williamsburg (the "Williamsburg Outlet Center"), an outlet center located in Williamsburg, Virginia. The new first mortgage loan (the "Williamsburg Mortgage Loan") has a principal amount of $32,500, is secured by the Williamsburg Outlet Center, and has a term of ten years. The Williamsburg Mortgage Loan requires monthly principal amortization based upon a 25-year schedule and bears interest at a fixed rate of 7.69%. Prudential Mortgage Capital Company, LLC provided the financing.

     We and Estein, through affiliates, own 30% and 70% interests, respectively, in the Prime/Estein Venture that indirectly owns the Williamsburg Outlet Center. In connection with the refinancing transaction, the Prime/Estein Venture paid in full a $10,000 promissory note (of which Estein's obligation was $7,000 and ours was $3,000) to us. Our proceeds after payment of closing and other transaction costs were $6,237. The net proceeds from this refinancing transaction were used to prepay $5,997 of the Mezzanine Loan.

     Pursuant to Prime/Estein Venture-related agreements to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed rate financing at an annual rate of 7.75%. As a result, each month during the term of the Williamsburg Mortgage Loan, the Prime/Estein Venture will be obligated to pay to us the difference between the cost of such financing at an assumed annual rate of 7.75% and the actual cost of such financing at an annual rate of 7.69%.

Mezzanine Loan Modification

     Effective January 31, 2002, we entered into a modification to the original terms of our Mezzanine Loan (see Note 6 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information) previously obtained from Fortress Investment Fund LLC and Greenwich Capital Financial Products, Inc. (collectively, the "Lender") in December 2000.

     The Mezzanine Loan amendment (the "Amendment"), among other things, (i) reduces required monthly principal amortization for the period February 1, 2002 through January 1, 2003 ("Year 2") from $1,667 to $800, which may be further reduced to a minimum of $500 per month under certain limited circumstances, provided no defaults exist under the Mezzanine Loan and certain other conditions have been satisfied at the Lender's sole discretion, (ii) requires certain mandatory principal prepayments from net proceeds from asset dispositions or other capital transactions pursuant to the schedule set forth below and (iii) reduces the threshold level at which excess cash flow from operations must be applied to principal pay-downs, primarily resulting from a reduction in the available working capital reserves. Additionally, the Amendment (i) increased the interest rate from LIBOR plus 9.50% to LIBOR plus 9.75% (rounded up to nearest 0.125% with a minimum rate of 14.75%), (ii) changed the Mezzanine Loan maturity date from December 31, 2003 to September 30, 2003 and (iii) required a 0.25% fee, which was paid at the time of the modification, on the outstanding principal balance.

     The Amendment also requires additional Year 2 monthly payments of $250 (the "Escrowed Funds") into an escrow account controlled by the Lender. Provided certain conditions are satisfied in the Lender's sole discretion, the Escrowed Funds may be available to us for certain limited purposes. The Escrowed Funds not used at the end of each quarter, subject to certain exceptions, will be applied by the Lender to amortize the Mezzanine Loan. The required monthly principal amortization of $2,333 commencing on February 1, 2003, through the new maturity date of September 30, 2003, remains unchanged.

     The Amendment also requires, in lieu of the original requirements, additional mandatory principal prepayments with net proceeds from asset dispositions, excluding the January 2002 sale of a 70% interest in Prime Outlets at Hagerstown (see "2002 Sales Transactions" for additional information), or other capital transactions of not less than (i) $8,906 by May 1, 2002, (ii) $24,406, inclusive of the $8,906, by July 1, 2002 (subject to extension to October 31, 2002 provided certain conditions are met to the Lender's satisfaction) and (iii) $25,367, inclusive of the $24,406, by November 1, 2002. In addition to each principal prepayment, we must also pay any interest, including deferred interest, accrued thereon and the additional fees provided for in the Mezzanine Loan. Any failure to satisfy these mandatory principal prepayments or other payments within the specified time periods indicated will constitute a default under the Mezzanine Loan.

     The Mezzanine Loan was also amended on January 11, 2002 to, among other things, (i) release the partnership interests in Outlet Village of Hagerstown Limited Partnership ("Hagerstown LP") as collateral under the Mezzanine Loan,
(ii) release Hagerstown LP of all obligations under the Mezzanine Loan and (iii) add Hagerstown Land, L.L.C., a Delaware limited liability company, as a guarantor under the Mezzanine Loan.

Debt Service Obligations

     Our aggregate indebtedness, as adjusted for the Amendment to the Mezzanine Loan and excluding (i) unamortized debt premiums of $11,051, (ii) mortgage indebtedness aggregating $58,079 on Prime Outlets at Hagerstown and (iii) non-recourse mortgage indebtedness aggregating $33,235 on Prime Outlets at Conroe and Prime Outlets at Jeffersonville II was $855,102 (the "Adjusted Indebtedness") at December 31, 2001. See "2002 Sales Transactions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information.

     At December 31, 2001, the Adjusted Indebtedness had a weighted-average maturity of 3.3 years and bore contractual interest at a weighted-average rate of 9.05% per annum. At December 31, 2001, $756,751, or 88.5%, of the Adjusted Indebtedness bore interest at fixed rates and $98,351 or 11.5%, of the Adjusted Indebtedness bore interest at variable rates. We utilize derivative financial instruments to manage our interest rate risk associated with variable rate debt.

     As of December 31, 2001, our scheduled principal payments during 2002 for the Adjusted Indebtedness aggregated $48,479. The 2002 scheduled principal payments include (i) a recourse first mortgage loan of $2,972 on Western Plaza (the "Western Plaza First Mortgage Loan"), a community center located in Knoxville, Tennessee, which currently matures on April 30, 2002 but may be extended, subject to an additional principal pay-down of $350, an additional six months to October 31, 2002 and (ii) additional mandatory principal pay-downs on the Mezzanine Loan aggregating $25,367 (see "Mezzanine Loan Modification" for additional information). Certain of our debt obligations, including the Mezzanine Loan and fixed-rate bonds aggregating $7,000 secured by a second mortgage on Western Plaza, contain cross-default provisions that would be triggered in the event of a default under the Western Plaza First Mortgage Loan. In the event such cross-default provisions were triggered, the holders of the Mezzanine Loan could elect to accelerate such debt and the holders of the bonds could elect to put such obligations to us at a price equal to par plus accrued interest.

Guarantees of Indebtedness of Others

     We are a guarantor or otherwise obligated with respect to an aggregate of $12,435 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"), including $10,000 of obligations under a secured credit facility (the "HGP Secured Credit Facility"). HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. in June, 1998.

     The HGP Secured Credit Facility bore interest at a rate of 30-day LIBOR plus 1.90%, was collateralized by five properties located throughout the United States and matured on July 11, 2001. On August 2, 2001, HGP announced it had refinanced one of the properties in the HGP Secured Credit Facility and used the proceeds from the new first mortgage loan to reduce the principal balance of the HGP Secured Credit Facility. Simultaneously, HGP obtained an extension to the remaining principal balance of approximately $33,500, including a 2% extension fee, on the HGP Secured Credit Facility through July 11, 2002. Commencing on the extension date, the HGP Secured Credit Facility bears interest at a rate of 30-day LIBOR (but not less than 4.10%) plus 3.95%, requires monthly principal amortization of $225, and is collateralized by four properties located throughout the United States. We confirmed our obligations as guarantor with respect to the HGP Secured Credit Facility in connection with the extension and partial pay-down. No claims have been made against the Company's guaranty by the HGP Secured Credit Facility lender. On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of $45,500 secured by six of its other outlet centers. Such defaults are not defaults under the HGP Secured Credit Facility or any other facility guaranteed by us.

     We, through affiliates, hold a 51% interest in the owner of Phases II and III of an outlet center located in Bellport, New York (the "Bellport Outlet Center"). We account for our interest in Phases II and III of the Bellport Outlet Center in accordance with the equity method of accounting. On May 1, 2001, the recourse first mortgage loan on Phases II and III of the Bellport Outlet Center of $7,795 matured. On May 21, 2001, we, on behalf of the owner, made a principal payment of $2,295 to the lender in exchange for a modification to the terms and a one-year extension of the maturity of this mortgage indebtedness. The outstanding balance of the first mortgage loan was $5,500 as of December 31, 2001. We plan to sell this property to repay the outstanding balance in full. If we are unable to consummate a sale of the property, we will attempt to either refinance or extend the maturity of such indebtedness on terms acceptable to us. There can be no assurance that we will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of any potential sale, refinancing or extension of the maturity will be as favorable as we have experienced in prior periods or otherwise acceptable to us. As of December 31, 2001, the carrying value of our investment in Phases II and III of the Bellport Outlet Center was $1,689, which is included in investments in unconsolidated partnerships in the Consolidated Balance Sheet.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $33,235 as of December 31, 2001. These non-recourse mortgage loans which are held by New York Life Investment LLC ("New York Life") are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas.

     Effective January 1, 2002, New York Life foreclosed on Prime Outlets at Conroe. We remain in discussions with New York Life regarding the transfer of our ownership interest in Prime Outlets at Jeffersonville II. During 2001, all excess cash flow from the operations of these centers was utilized for debt service on the two non-recourse mortgage loans. Accordingly, we believe the foreclosure sale of Prime Outlets at Conroe and the potential transfer of our ownership interest in Prime Outlets at Jeffersonville II will not have a material impact on our results of operations or financial condition.

Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships

     Two mortgage loans related to projects in which we, through subsidiaries, indirectly own joint venture interests have matured and are in default. The loans, at the time of default, were (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on Oxnard Factory Outlet, an outlet center located in Oxnard, California, held by Fru-Con. An affiliate of ours has a 50% ownership interest in the partnership which owns Phase I of the Bellport Outlet Center. Fru-Con and us are each a 50% partner in the partnership that owns Oxnard Factory Outlet.

     Union Labor filed for foreclosure on Phase I of the Bellport Outlet Center and a receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing and leasing Phase I of the Bellport Outlet Center. We continue to negotiate the terms of a transfer of our ownership interest in Oxnard Factory Outlet to Fru-Con. We do not manage or lease Oxnard Factory Outlet.

     We believe neither of these mortgage loans is recourse to us. It is possible, however, that either or both of the respective lenders will, after completing its foreclosure action, file a lawsuit seeking to collect from us the difference between the value of the mortgaged property and the amount due under the loan. If such an action is brought, the outcome and ultimate liability, if any, cannot be predicted at this time. In addition, we are currently not receiving any cash flow from Oxnard Factory Outlet and were not receiving, directly or indirectly any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in
(i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of December 31, 2001, the carrying value of our investment in these properties was $0. Therefore, we do not believe the existing defaults under these loans or any related foreclosures on the mortgaged properties will have a material impact on our results of operations or financial condition.

2002 Sales Transaction

     On January 11, 2002, we completed the sale of Prime Outlets at Hagerstown (the "Hagerstown Center") to an existing joint venture partnership (the "Prime/Estein Venture") between one of our affiliates and an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, for $80,500. Our affiliate and the Estein affiliate have 30% and 70% ownership interests, respectively, in the Prime/Estein Venture. In connection with the sale transaction, the Prime/Estein Venture assumed first mortgage indebtedness of $46,862 on the Hagerstown Center (the "Assumed Mortgage Indebtedness"). In connection with the lender's consent to the Prime/Estein Venture assuming the Assumed Mortgage Indebtedness, our guarantee of the Assumed Mortgage Indebtedness remained in place.

     The net cash proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after a pay-down of $11,066 of existing mortgage indebtedness on the Hagerstown Center and closing costs. The net proceeds from this sale were used to prepay $11,647 of principal outstanding under our Mezzanine Loan. At December 31, 2001, the carrying value of the Hagerstown Outlet Center of $54,628 was classified as assets held for sale in the Consolidated Balance Sheet.

     We are obligated to refinance the Assumed Mortgage Indebtedness on behalf of the Prime/Estein Venture on or before June 1, 2004, its maturity date. Additionally, pursuant to certain Prime/Estein Venture-related documents to which affiliates of ours are parties, the Prime/Estein Venture's cost of the Assumed Mortgage Indebtedness and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. However, if the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Assumed Mortgage Indebtedness is currently 30-day LIBOR plus 1.50%.

2001 Sales Transactions

     On February 2, 2001, we sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, we sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales were used to prepay an aggregate $9,137 of principal outstanding under our Mezzanine Loan in accordance with the terms of such loan agreement. In connection with these sales, we recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in our results of operations through the respective dates of disposition. At December 31, 2000, these properties were classified as assets held for sale in the Consolidated Balance Sheet with an aggregate carrying value of $34,770.

     On November 27, 2001, we sold certain land located in Camarillo, California for aggregate consideration of $7,150. The net cash proceeds from the sale, including the release of certain funds held in escrow, were $1,859, after the repayment of certain mortgage indebtedness of $6,227 and closing costs and fees. The net proceeds from this sale were used to prepay $1,787 of the Mezzanine Loan. In connection with this sale, we recorded a loss on the sale of real estate of $1,615 during the fourth quarter of 2001. At December 31, 2000, the land was classified as assets held for sale in the Consolidated Balance Sheet with a carrying value of $8,460.

     Prior to the sale of Prime Outlets at Silverthorne, it was one of fifteen properties securing our First Mortgage and Expansion Loan, which had an outstanding principal balance of $342,629 at December 31, 2001. In conjunction with the sale of Prime Outlets at Silverthorne, we substituted Prime Outlets at Lebanon for Prime Outlets at Silverthorne in the cross-collateralized asset pool securing the First Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement. In conjunction with adding Prime Outlets at Lebanon as security for the First Mortgage and Expansion Loan, we repaid, as discussed above, certain mortgage indebtedness on Prime Outlets at Lebanon of $18,078.

2001 Foreclosure Sale

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona, was sold through foreclosure. Affiliates of the Company and Fru-Con Development Corporation ("Fru-Con") each own 50% of the partnership, which owned the project. We accounted for our ownership interest in the partnership that owned the project in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale, we recorded a loss on the sale of real estate of $180 during the second quarter of 2001.

Development Activities

     During 2000 we engaged in development activities related to 390,000 square feet of GLA consisting of the opening of (i) Prime Outlets of Puerto Rico, the first outlet center in Puerto Rico, which contains 176,000 square feet of GLA, and (ii) four expansions to outlet centers totaling 214,000 square feet of GLA. During 2001, we did not engage in any further development activities other than post-opening work related to the 2000 development activities and certain consulting activities in Europe.

     As of December 31, 2001, we had $825 held in a lender escrow to fund the remaining expected development costs for Prime Outlets of Puerto Rico, which opened on July 27, 2000.

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes and, therefore, employ established policies and procedures to manage our exposure to interest rate changes. We use a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs.

     In certain circumstances, we use derivative financial instruments to manage interest rate risk associated with our variable rate debt. In such cases, we purchase interest rate protection agreements, such as caps, which are designated as hedges for underlying variable rate debt obligations. We do not hold derivative financial instruments for trading purposes.

     The interest rate caps specifically limit our interest costs with an upper limit on the underlying interest rate index. The cost of such contracts are included in deferred charges and are being amortized as a component of interest expense over the life of the contracts. Amounts earned from interest rate protection contracts, if any, are recorded as a reduction of interest expense. We are exposed to credit losses in the event of counterparty nonperformance, but do not anticipate any such losses based on the creditworthiness of the counterparties.

     On December 22, 2000, we purchased an interest rate cap with a notional amount of $90,000 to hedge our Mezzanine Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. The notional amount of this interest rate cap amortizes monthly based on estimated principal repayments on the Mezzanine Loan. Additionally, on December 22, 200 0we also purchased an interest rate cap with a notional amount of $20,000 to hedge our $20,000 Puerto Rico First Mortgage Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. See Note 2 -- "Summary of Significant
Accounting Policies" and Note 6 -- "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information.

     Although derivative financial instruments are an important component of our interest rate management program, their incremental effect on interest expense for the years ended December 31, 2001, 2000 and 1999 was not material.

Dividends and Distributions

     To qualify as a REIT for federal income tax purposes, we are required to pay distributions to our common and preferred shareholders of at least 90% of our REIT taxable income in addition to satisfying other requirements. Although we intend to make necessary distributions to remain qualified as a REIT under the Code, we also intend to retain such amounts as we consider necessary from time to time for our capital and liquidity needs.

     Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Series A Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. We are currently in arrears on nine quarters of preferred stock distributions due February 15, 2000 through February 15, 2002, respectively.

     We are prohibited from paying dividends or distributions except to the extent necessary to maintain our REIT status under the terms of the Mezzanine Loan. In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interest in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of December 31, 2001, unpaid dividends for the period commencing November 16, 1999 through December 31, 2001 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $12,829 and $35,349, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2001 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Economic Conditions

     Most of our tenants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling us to receive percentage rentals based on merchants' gross sales. Most of the leases require tenants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing our exposure to increased costs and operating expenses resulting from inflation.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which established new accounting and reporting standards for derivative instruments. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. The fair value for all derivative contracts is included in other assets or other liabilities and changes in fair value will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified into earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges is recognized in other income (expense) in the statements of operations in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income (loss) and accumulated other comprehensive income (loss). These rules became effective for us on January 1, 2001 and did not have a significant effect on our consolidated results of operations or financial position upon adoption.

     We are exposed to market risk from changes in interest rates. We manage our exposure to these market risks through our operating, financing and investing activities and, when deemed appropriate, through the use of interest rate protection agreements.

     We report changes in fair value of our interest rate protection agreements in other income or expense. Our interest rate protection agreements are marked-to-market and unrealized gains and losses are included in current period net income (loss) as a component of other income (expense). When the terms of the related financing are modified, or in the event of early extinguishment of the related financing, all changes in the fair value of the instrument are marked-to-market with changes in fair value included in net income each period until the instrument matures.

     We believe we have limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major financial institution and we do not anticipate their non-performance.

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective January 1, 2002 and do not expect the adoption to have a material impact on our results of operations or financial position.

Taxability of Distributions

     We did not make any distributions during the years ended December 31, 2001 and 2000. TABLE 9 summarizes the taxability of distributions paid during the year ended December 31, 1999.

Table 9--Taxability of Distributions

--------------------------------------------------------------------------------
                                                    Amount
Year Ended December 31, 1999                       per Share          Percentage
--------------------------------------------------------------------------------
Series A Senior Preferred Stock
  Ordinary income                                  $ 2.625              100.0%
                                                   =======              ======
Series B Convertible Preferred Stock
  Ordinary income                                  $ 2.125              100.0%
                                                   =======              ======
Series C Preferred Stock
  Ordinary income                                  $ 0.885              100.0%
                                                   =======              ======
Common Stock
  Ordinary income                                  $ 0.271               23.0%
  Return of capital                                  0.909               77.0%
                                                   -------              ------
                                                   $ 1.180              100.0%
                                                   =======              ======
================================================================================

Funds from Operations

     Industry analysts generally consider funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In October 1999, NAREIT issued a new white paper statement and redefined how FFO is calculated, effective January 1, 2000. FFO is now defined by NAREIT as net income (loss) determined in accordance with GAAP, excluding gains or losses from provisions for impairment and sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnership and joint ventures.

     We believe that FFO is an important and widely-used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing our performance. Our FFO is not comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Therefore, we caution that the calculation of FFO may vary from entity to entity and as such the presentation of FFO by us may not be comparable to other similarly titled measures of other reporting companies. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

     TABLE 10 provides a reconciliation of income before allocations to minority interests and preferred shareholders to FFO for the years ended December 31, 2001, 2000 and 1999. FFO decreased $32,711, or 56.4%, to $25,256 for the year ended December 31, 2001 from $57,967 for the year ended December 31, 2000. The FFO results for the year ended December 31, 2001 include a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run. The FFO results for the year ended December 31, 2000 included net non-recurring items totaling ($2,504). Such non-recurring items included (i) severance and other compensation costs aggregating $2,421, (ii) professional fees of $1,455 related to refinancing activities, and (iii) $1,100 of transaction and construction termination costs; partially offset by a gain on the sale of outparcel land of $2,472. Excluding the net impact of these non-recurring items, FFO was $26,292 and $60,471 for the years ended December 31, 2001 and 2000, respectively.

     The decrease in FFO and FFO per diluted share for the year ended December 31, 2001 compared to the same period in 2000 is primarily due to (i) a loss in net operating income, partially offset by interest expense savings, resulting from sales of certain properties during the comparable periods; (ii) higher interest expense resulting from an increase in borrowing costs and reduced capitalization of interest on development projects; (iii) an increase in the provision for uncollectible accounts receivable of $5,925 resulting in part from certain tenant bankruptcies, disputes, abandonments and store-closings and (iv) a reduction in average occupancy in the our outlet center portfolio during the comparable periods (90.3% and 91.6% during 2001 and 2000 respectively). We sold four outlet centers on December 22, 2000 and two additional properties were sold during the first quarter of 2001. In addition to these property sales, we also sold a 70% joint venture interest in Prime Outlets at Williamsburg during February, 2000.

Table 10--Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                               2001               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Loss before minority interests and
  extraordinary loss                                                                $ (98,456)        $ (138,984)         $ (28,085)
FFO adjustments:
  Loss on sale of real estate                                                           1,063             42,648             15,153
  Depreciation and amortization                                                        56,918             67,556             73,640
  Non-real estate depreciation and amortization                                        (2,251)            (1,703)              (587)
  Joint venture adjustments                                                             3,074              3,269              1,639
  Non-cash joint venture interest subsidy                                               1,882                  -                  -
  Discontinued operations - eOutlets.com                                                    -             14,703                  -
  Discontinued operations - Designer Connection                                             -              1,815              6,561
                                                                                    ---------         ----------          ---------
FFO before adjustment for asset impairment                                            (37,770)           (10,696)            68,321
Provision for asset impairment                                                         63,026             68,663             15,842
                                                                                    ---------         ----------          ---------
FFO before allocations to minority interests
  and preferred shareholders                                                        $  25,256         $   57,967          $  84,163
                                                                                    =========         ==========          =========

Other Data:
Net cash provided by operating activities                                           $  32,911         $   32,450          $  97,815
Net cash provided by (used in)
  investing activities                                                                  5,595              1,095            (56,666)
Net cash used in financing activities                                                 (39,875)           (31,982)           (39,571)
====================================================================================================================================

     The pay-out ratio based on distributions made by us divided by FFO for 1999 was 97.4%.

Table 11--Consolidated Quarterly Summary of Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                  2001                                                2000
                                   --------------------------------------------------   --------------------------------------------
                                      Fourth       Third       Second        First      Fourth      Third       Second      First
                                      Quarter      Quarter     Quarter      Quarter     Quarter     Quarter     Quarter    Quarter
------------------------------------------------------------------------------------------------------------------------------------
Loss before minority
  interests and extraordinary loss    $(12,330)  $ (73,252)  $ (7,243)    $ (5,631)   $(107,187)   $ (4,351)  $ (15,759)   $(11,687)
FFO adjustments:
  (Gain) Loss on sale of real estate     1,615           -        180         (732)      42,648           -           -           -
  Depreciation and amortization         15,754      13,766     13,723       13,675       17,857      17,679      15,783      16,237
  Non-real estate depreciation
    and amortization                      (558)       (563)      (562)        (568)        (635)       (500)       (383)       (185)
  Joint venture adjustments                866         620      1,033          555          640         915       1,128         586
  Non-cash joint venture interest
    subsidy                                  -       1,882          -            -            -           -           -           -
  Discontinued operations -
    eOutlets.com                             -           -          -            -            -         424       1,315      12,964
  Discontinued operations -
    Designer Connection                      -           -          -            -            4        (274)      1,006       1,079
                                      --------   ---------   --------     --------    ---------    --------   ---------    ---------
FFO before adjustment for
  asset impairment                       5,347     (57,547)     7,131        7,299      (46,673)     13,893       3,090      18,994
Provision for asset impairment               -      63,026          -            -       60,125           -       8,538           -
                                      --------   ---------   --------     --------    ---------    --------   ---------    ---------
FFO before allocations to
  minority interests and
  preferred shareholders              $  5,347   $   5,479   $  7,131     $  7,299    $  13,452    $ 13,893   $  11,628    $ 18,994
                                      ========   =========   ========     ========    =========    ========   =========    =========

Other Data:
Net cash provided by (used in)
  operating activities                $ 12,588   $   2,163   $ 10,200     $  7,960    $ (15,708)   $ 16,184   $  22,990    $  8,984
Net cash provided by (used in)
  investing activities                   5,529       4,586     (7,022)       2,502       38,465     (11,070)    (13,265)    (13,035)
Net cash used in
  financing activities                 (15,402)     (6,000)    (4,795)     (13,678)     (19,838)     (5,732)     (3,896)     (2,516)
====================================================================================================================================

     ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK

Market Risk Sensitivity

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. See "Interest Rate Risk" and "New Accounting Pronouncements" of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. We use a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) to lower our overall borrowing costs. The following table provides a summary of principal cash flows, adjusted for the Amendment to the Mezzanine Loan and excluding (i) unamortized debt premiums of $11,051, (ii) mortgage indebtedness aggregating $58,079 on Prime Outlets at Hagerstown and (iii) non-recourse mortgage indebtedness aggregating $33,235 on Prime Outlets at Conroe and Prime Outlets at Jeffersonville II (see "Mezzanine Loan Modification", "2002 Sales Transaction" and "Defaults on Certain Non-recourse Mortgage Indebtedness" within "Liquidity and Capital Resources" of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information), and related contractual interest rates by fiscal year of maturity. Variable interest rates are based on the weighted average rates of the portfolio at December 31, 2001. See Note 6 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements contained herein for additional information with respect to the terms of our fixed and variable rate debt instruments.

------------------------------------------------------------------------------------------------------------------------------------
                                                             Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                               2002           2003            2004           2005           2006        Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed Rate:
Principal                   $ 12,296        $454,478       $  7,022       $ 51,147       $ 121,931        $ 109,877        $ 756,751
Average interest rate          7.79%           9.05%          7.20%          7.92%           8.76%            7.50%            8.69%

Variable Rate:
Principal                   $ 36,183        $ 46,966       $ 15,202                                                        $  98,351
Average interest rate         14.48%          10.93%          8.00%                                                           11.79%
====================================================================================================================================

              ITEM 8-- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                                     PART IV

   ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

         Report of Independent Auditors                                     F-1

         Consolidated Balance Sheets as of December 31,
           2001 and 2000                                                    F-2

         Consolidated  Statements of Operations for the
           years ended December 31, 2001, 2000 and 1999                     F-3

         Consolidated  Statements of Cash Flows for the
           years ended December 31, 2001, 2000 and 1999                     F-4

         Consolidated Statements of Shareholders' Equity
           for the years ended December 31, 2001, 2000
           and 1999                                                         F-6

         Notes to Consolidated Financial Statements                         F-7

      2. Financial Statement Schedules

         The following financial statement schedule is included in Item 14 (d):

         Report of Independent Auditors on Schedule (included with consent filed as Exhibit 23)

         Schedule III--Real Estate and Accumulated Depreciation             F-29

         Notes to Schedule III                                              F-31

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

        4.4        Warrant  to  Purchase  Common  Stock  of  the  Company  dated
                    December 22, 2000 issued to FRIT PRT Lending LLC [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

        4.5        Warrant  to  Purchase  Common  Stock  of  the  Company  dated
                    December 22, 2000 issued to Greenwich Capital Financial Products, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

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

     # 10.10       Employment Agreement dated May 3, 2000 between Prime  Retail,
                    Inc. and Steven S. Gothelf [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

     # 10.11       Employment Agreement dated May 3, 2000 between Prime  Retail,
                    Inc. and John S. Mastin. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

     # 10.12       Separation  Agreement  dated  August 24, 2000  by and between
                    Prime Retail, Inc., Prime Retail, L.P. and William H. Carpenter, Jr. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

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

     # 10.39       Master Modification Agreement dated as of  December  22, 2000 between Buckeye Factory Shops Limited Partnership, Latham Factory Stores Limited Partnership, Carolina Factory Shops Limited Partnership, Shasta Outlet Center Limited
                    Partnership,   The   Prime   Outlets   at   Calhoun  Limited
                    Partnership and The Prime Outlets at Lee Limited Partnership, Nomura Asset Capital Corporation, Prime Retail, Inc. and Prime Retail, L.P. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

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

     # 10.41       Amended  and  Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. [Incorporated by reference to
                    Exhibit 10.44 in the Company's Quarterly Report on Form 10-Q dated September 30, 2001 (File No. 0-23616).]

     # 10.42       Contribution Agreement dated as of June 15, 1998 by and among
                    Horizon Group, Inc., Sky Merger Corp., Horizon/Glen Outlet Centers Limited Partnership, Horizon Group Properties, Inc., and Horizon Group Properties, L.P. [Incorporated by reference to Exhibit 10.7 in the Company's Current Report on Form 8-K dated June 15, 1998 (File No. 001-13301).]

       10.43       Series C  Preferred  Share  Repurchase  Agreement dated as of
                    March 31, 1999 among Security Capital Preferred Growth Incorporated, Prime Retail, Inc., and Prime Retail, L.P. [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated March 31, 1999 (File No. 0-23616).]

     # 10.44       Purchase  and  Sale  Agreement,  dated as of  August 6, 1999, among The Prime Outlets at Birch Run, L.L.C., The Prime Outlets at Williamsburg, L.L.C., and Outlet Village of Hagerstown Limited Partnership and Welp Triple Outlet, L.C. [Incorporated by reference to Exhibit 10.1 in the Company's Current Report on Form 8-K dated August 11, 1999 (File No. 001-13301)].

     # 10.45       Loan Agreement dated as of December 22, 2000 between FRIT PRT
                    Lending LLC and Prime Retail, L.P. [Incorporated by reference to Exhibit 10.48 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

     # 10.46       First   Amendment  dated  as  of  January  11, 2002  to  Loan
                    Agreement  between  FRIT  PRT  Lending LLC and Prime Retail,
                    L.P.

     # 10.47       Second   Amendment  dated  as  of  January 31, 2002  to  Loan
                    Agreement  between  FRIT  PRT  Lending LLC and Prime Retail,
                    L.P.

     # 10.48       Employment  Agreement  dated  March  21, 2002  between  Prime
                    Retail, Inc. and R. Kelvin Antill.

     # 10.49       Employment   Agreement   dated  July 24, 2000  between  Prime
                    Retail, Inc. and Glenn D. Reschke.

     # 10.50       Amendment to Employment Agreement dated April 2, 2001 between
                    Prime Retail, Inc. and Robert A. Brvenik.

     # 10.51       Employment  Agreement  dated  January 10, 2002  between Prime
                    Retail, Inc. and David G. Phillips.

     # 10.52       Employment  Letter  dated  December  7,  1998  between  Prime
                    Retail, Inc. and Frederick J. Meno IV.

     # 10.53       Seventh Amendment dated December 4, 2001 to Purchase and Sale
                    Agreement, dated as of August 6, 1999, among The Prime Outlets at Birch Run, L.L.C., The Prime Outlets at Williamsburg, L.L.C., and Outlet Village of Hagerstown Limited Partnership and Welp Triple Outlet L.C.

     # 10.54       Letter  Agreement  dated April 24, 2001 between Prime Retail,
                    Inc.,  Prime  Retail, L.P.  and   Abraham Rosenthal amending
                    Separation Agreement dated February 23, 2000.

     # 10.55       Letter Agreement  dated  April 24, 2001 between Prime Retail,
                    Inc.,   Prime  Retail, L.P.   and  William H. Carpenter, Jr.
                    amending Separation Agreement dated August 24, 2000.

       12          Ratio of Earnings to Fixed Charges

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                 PRIME RETAIL, INC.
                 /s/ Robert A. Brvenik
                 ---------------------------
                 Robert A. Brvenik
                 Executive Vice President, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Glenn D. Reschke                                              March 28, 2002
--------------------------------------
Glenn D. Reschke
Chairman of the Board
President and Chief Executive Officer

/s/ Howard Amster                                                March 28, 2002
--------------------------------------
Howard Amster
Director

/s/ Robert H. Kanner                                             March 28, 2002
--------------------------------------
Robert H. Kanner
Director

/s/ Kenneth A. Randall                                           March 28, 2002
--------------------------------------
Kenneth A. Randall
Director

/s/ Michael W. Reschke                                           March 28, 2002
--------------------------------------
Michael W. Reschke
Director

/s/ Sharon Sharp                                                 March 28, 2002
--------------------------------------
Sharon Sharp
Director

/s/ James R. Thompson                                            March 28, 2002
--------------------------------------
James R. Thompson
Director

/s/ Marvin S. Traub                                              March 28, 2002
--------------------------------------
Marvin S. Traub
Director

                         Report of Independent Auditors


To the Board of Directors and Shareholders
Prime Retail, Inc.


We have audited the accompanying consolidated balance sheets of Prime Retail, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 6, the Company's ability to meet debt service requirements is dependent upon completing future asset sales by specific dates and maintaining its results of operations at current levels. If the Company is unable to complete future asset sales by the specified dates and or maintain its results of operations at current levels, it may not be able to maintain compliance with the performance provisions and or financial covenants contained in certain of its debt facilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                              /s/ Ernst & Young LLP


Baltimore, Maryland
March 13, 2002

                               PRIME RETAIL, INC.

                           Consolidated Balance Sheets

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                     2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                         $   148,463           $   151,941
     Buildings and improvements                                                                     1,208,568             1,322,368
     Property under development                                                                         3,352                 3,573
     Furniture and equipment                                                                           15,225                15,225
                                                                                                  -----------           -----------
                                                                                                    1,375,608             1,493,107
     Accumulated depreciation                                                                        (258,124)             (217,569)
                                                                                                  -----------           -----------
                                                                                                    1,117,484             1,275,538
Cash and cash equivalents                                                                               7,537                 8,906
Restricted cash                                                                                        37,885                54,920
Accounts receivable, net                                                                                5,017                13,480
Deferred charges, net                                                                                  11,789                19,533
Assets held for sale                                                                                   54,628                43,230
Investment in partnerships                                                                             24,539                21,610
Other assets                                                                                            3,629                24,804
                                                                                                  -----------           -----------
          Total assets                                                                            $ 1,262,508           $ 1,462,021
                                                                                                  ===========           ===========

Liabilities and Shareholders' Equity
Bonds payable                                                                                     $    31,975           $    32,455
Notes payable                                                                                         925,492               997,698
Accrued interest                                                                                        7,643                 5,267
Real estate taxes payable                                                                               8,091                 8,555
Accounts payable and other liabilities                                                                 31,380                62,063
                                                                                                  -----------           -----------
     Total liabilities                                                                              1,004,581             1,106,038

Minority interests                                                                                      1,487                 1,495

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock,
          $0.01 par value (liquidation preference of $70,330),
          2,300,000 shares issued and outstanding                                                          23                    23
     8.5% Series B Cumulative Participating Convertible Preferred
          Preferred Stock, $0.01 par value (liquidation preference
          of $231,052), 7,828,125 shares issued and outstanding                                            78                    78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                          436                   436
  Additional paid-in capital                                                                          709,373               709,373
  Distributions in excess of earnings                                                                (453,470)             (355,422)
                                                                                                  -----------           -----------
      Total shareholders' equity                                                                      256,440               354,488
                                                                                                  -----------           -----------
          Total liabilities and shareholders' equity                                              $ 1,262,508           $ 1,462,021
                                                                                                  ===========           ===========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                      Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                           2001                 2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                                    $  141,116           $ 178,830              $ 193,979
Percentage rents                                                                   4,220               6,369                  8,085
Tenant reimbursements                                                             67,323              83,350                 90,063
Interest and other                                                                13,421              14,801                 13,829
                                                                              ----------           ---------              ---------
  Total revenues                                                                 226,080             283,350                305,956

Expenses
Property operating                                                                54,451              68,537                 70,862
Real estate taxes                                                                 19,283              21,776                 22,405
Depreciation and amortization                                                     56,918              67,556                 73,640
Corporate general and administrative                                              14,290              20,847                 12,687
Interest                                                                          92,859              98,234                 93,934
Other charges                                                                     22,646              17,555                  6,918
Provision for asset impairment                                                    63,026              68,663                 15,842
Provision for abandoned projects                                                       -                   -                 16,039
Loss on eOutlets.com                                                                   -              14,703                      -
Loss on Designer Connection                                                            -               1,815                  6,561
                                                                              ----------           ---------               --------
  Total expenses                                                                 323,473             379,686                318,888
                                                                              ----------           ---------              ---------

Loss before loss on sale of real estate,
  minority interests and extraordinary loss                                      (97,393)            (96,336)               (12,932)
Loss on sale of real estate                                                       (1,063)            (42,648)               (15,153)
                                                                              ----------           ---------               --------
Loss before minority interests and
  extraordinary loss                                                             (98,456)           (138,984)               (28,085)
Loss (Income) allocated to minority interests                                        408                 738                 (3,226)
                                                                              ----------           ---------              ---------
Loss before extraordinary loss                                                   (98,048)           (138,246)               (31,311)
Extraordinary loss on early extinguishment of debt                                     -              (4,206)                (3,518)
                                                                              ----------           ---------              ---------
Net loss                                                                         (98,048)           (142,452)               (34,829)
Income allocated to preferred shareholders                                       (22,672)            (22,672)                (9,962)
                                                                              ----------           ---------              ---------
Net loss applicable to common shares                                          $ (120,720)          $(165,124)             $ (44,791)
                                                                              ==========           =========              =========

Basic loss per common share:
Loss before extraordinary loss                                                $    (2.77)          $   (3.69)             $   (0.96)
Extraordinary loss                                                                     -               (0.10)                 (0.08)
                                                                              ----------           ---------              ---------
Net loss                                                                      $    (2.77)          $   (3.79)             $   (1.04)
                                                                              ==========           =========              =========

Diluted loss per common share:
Loss before extraordinary loss                                                $    (2.77)          $   (3.69)             $   (1.22)
Extraordinary loss                                                                     -               (0.10)                 (0.08)
                                                                              ----------           ---------               --------
Net loss                                                                      $    (2.77)          $   (3.79)             $   (1.30)
                                                                              ==========           =========              =========

Weighted-average common shares
  outstanding - basic                                                             43,578              43,517                43,196
                                                                              ==========           =========              =========

Weighted-average common shares
  outstanding - diluted                                                           43,578              43,517                44,260
                                                                              ==========           =========              =========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              2001                2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net loss                                                                          $ (98,048)         $ (142,452)          $ (34,829)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Loss (Income) allocated to minority interests                                     (408)               (738)              3,226
     Loss on sale of real estate                                                      1,063              42,648              15,153
     Extraordinary loss on early extinguishment of debt                                   -               4,206               3,518
     Depreciation and amortization                                                   56,918              67,556              73,640
     Amortization of deferred financing costs                                         7,025               3,256               4,379
     Amortization of debt premiums                                                   (3,092)             (3,159)             (4,406)
     Provision for uncollectible accounts receivable                                 13,368               7,443                 779
     Provision for asset impairment                                                  63,026              68,663              15,842
     Provision for abandoned projects                                                     -                   -              16,039
     Loss on eOutlets.com                                                                 -              14,703                   -
     Loss on Designer Connection                                                          -               1,815               3,659
     Gain on sale of land                                                                 -              (2,472)                (72)
Changes in operating assets and liabilities:
     (Increase) Decrease in accounts receivable                                      (5,092)             (4,903)              2,155
     (Increase) Decrease in restricted cash                                          15,477             (28,151)              7,044
     (Increase) Decrease in other assets                                              3,307               3,285                (669)
     Increase (Decrease) in accounts payable and
       other liabilities                                                            (23,151)              4,272              (7,285)
     Increase (Decrease) in real estate taxes payable                                   142              (2,145)               (513)
     Increase (Decrease) in accrued interest                                          2,376              (1,377)                155
                                                                                  ---------          ----------           ---------
       Net cash provided by operating activities                                     32,911              32,450              97,815
                                                                                  ---------          ----------           ---------

Investing Activities
Additions to investment in rental property                                          (15,170)            (51,833)            (85,977)
Payments made for eOutlets.com                                                       (2,170)            (11,161)             (3,992)
Proceeds from repayment of notes receivable, net                                     14,523                   -                   -
Contributions to joint venture partnerships                                          (2,950)             (3,000)                  -
Proceeds from sales of operating properties and land                                 11,362              67,089              33,303
                                                                                  ---------          ----------           ---------
       Net cash provided by (used in)
         investing activities                                                         5,595               1,095             (56,666)
                                                                                  ---------          ----------           ---------

Financing Activities
Proceeds from notes payable                                                          16,899             134,497             304,342
Principal repayments on notes payable                                               (56,222)           (155,120)           (200,026)
Redemption of Series C preferred stock                                                    -                   -             (45,054)
Dividends and distributions paid                                                          -                   -             (75,536)
Minority interests contributions (distributions)                                        400                   -             (12,976)
Deferred costs                                                                         (952)            (11,359)            (10,321)
                                                                                  ---------          ----------           ---------
       Net cash used in financing activities                                        (39,875)            (31,982)            (39,571)
                                                                                  ---------          ----------           ---------

Increase (Decrease) in cash and cash equivalents                                     (1,369)              1,563               1,578
Cash and cash equivalents at beginning of period                                      8,906               7,343               5,765
                                                                                  ---------          ----------           ----------
Cash and cash equivalents at end of period                                        $   7,537          $    8,906           $   7,343
                                                                                  =========          ==========           ==========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                             (Amounts in thousands)


Supplemental Disclosure of Non-cash Investing and Financing Activities

     The following assets and liabilities were disposed in connection with the sale of properties during the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                             2001                 2000                 1999
------------------------------------------------------------------------------------------------------------------------------------
  Book value of net assets disposed                                               $ 42,696            $ 321,849           $  96,384
  Notes payable assumed by buyer                                                         -             (206,735)            (53,755)
  Notes payable paid                                                               (30,271)                   -                   -
  Promissory note received from buyer                                                    -              (10,000)                  -
  Loss on sale of real estate                                                       (1,063)             (42,648)             (9,326)
                                                                                  --------            ---------           ----------
      Cash received                                                               $ 11,362            $  62,466           $  33,303
                                                                                  ========            =========           ==========
====================================================================================================================================

See accompanying notes to financial statements

                               PRIME RETAIL, INC.

                 Consolidated Statements of Shareholders' Equity

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                      Series A     Series B
                                       Senior     Convertible   Series C                 Additional     Distributions      Total
                                     Preferred    Preferred    Preferred    Common        Paid-in       in Excess of   Shareholders'
                                       Stock        Stock        Stock       Stock        Capital         Earnings         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1999              $ 23         $ 78         $ 44        $ 427       $ 759,105       $ (115,943)       $ 643,734
Issuance of 160,585 restricted
  shares of common stock                 -            -            -            2           1,380                -            1,382
Exchange of 471,293 common
  units for common stock                 -            -            -            5           6,985                -            6,990
Redemption of 4,363,636 shares
  of Series C preferred stock            -            -          (44)           -         (58,348)          13,338          (45,054)
Net loss                                 -            -            -            -               -          (34,829)         (34,829)
Common dividends/distributions
  ($1.180 per share)                     -            -            -            -               -          (50,948)         (50,948)
Preferred dividends/distributions:
  Series A preferred stock
     ($2.625 per share)                  -            -            -            -               -           (6,038)          (6,038)
  Series B preferred stock
     ($2.125 per share)                  -            -            -            -               -          (16,635)         (16,635)
  Series C preferred stock
     ($0.885 per share)                  -                                                      -           (1,915)          (1,915)
                                      ----         ----         ----        -----       ---------       ----------        ---------
Balance, December 31, 1999              23           78            -          434         709,122         (212,970)         496,687
Issuance of 180,000 restricted
  shares of common stock                 -            -            -            2             251                -              253
Exchange of 29,296 common
  units for common stock                 -            -            -            -               -                -                -
Net loss                                 -            -            -            -               -         (142,452)        (142,452)
                                      ----         ----         ----        -----       ---------       ----------        ---------
Balance, December 31, 2000              23           78            -          436         709,373         (355,422)         354,488
Net loss                                 -            -            -            -               -          (98,048)         (98,048)
                                      ----         ----         ----        -----       ---------       ----------        ---------
Balance, December 31, 2001            $ 23         $ 78         $  -        $ 436       $ 709,373       $ (453,470)       $ 256,440
                                      ====         ====         ====        =====       =========       ==========        =========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                   Notes to Consolidated Financial Statements

            (Amounts in thousands, except share and unit information)



Note 1 -- Organization and Basis of Presentation

Organization

     Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. We are a self-administered and self-managed real estate investment trust ("REIT") that primarily develops, acquires, owns and operates outlet centers. As of December 31, 2001, the Company's outlet center portfolio, including three properties owned through joint venture partnerships, consists of 45 properties (the "Properties") in 26 states (including Puerto Rico), which total 12,670,000 square feet of gross leasable area ("GLA"). As a fully integrated real estate firm, we provide development, construction, accounting, finance, leasing, marketing, and management services for the Properties. Prime Retail, L.P. (the "Operating Partnership"), a Delaware limited partnership, is the entity through which we conduct substantially all of our business and operations and own (either directly or through subsidiaries) substantially all of assets including the Properties. We control the Operating Partnership as its sole general partner and are dependent upon the distributions or other payments from the Operating Partnership to meet our financial obligations.

     Unless the context otherwise requires, all references to "we," "us," "our" or the "Company" herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including the Operating Partnership.

     At December 31, 2001, the Company owned 2,300,000 Series A Senior Preferred Units of the Operating Partnership (the "Senior Preferred Units"), 7,828,125 Series B Convertible Preferred Units of the Operating Partnership (the "Series B Convertible Preferred Units"), and 43,577,916 Common Units of partnership interest in the Operating Partnership (the "Common Units"). Each Senior Preferred Unit, and Series B Convertible Preferred Unit, (collectively, the "Preferred Units") entitles us to receive distributions from the Operating Partnership in an amount equal to the dividend declared or paid with respect to a share of our Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock"), respectively, prior to the payment by the Operating Partnership of distributions with respect to the Common Units. Series B Convertible Preferred Units will be automatically converted into Common Units to the extent of any conversion of Series B Convertible Preferred Stock into Common Stock. The Preferred Units will be redeemed by the Operating Partnership to the extent of any redemption of Senior Preferred Stock or Series B Convertible Preferred Stock.

     A summary of the holders of units in the Operating Partnership as of December 31, 2001 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Number of Units
                                                                              ------------------------------------------------------
Holder                                                                              Series A            Series B          Common
------------------------------------------------------------------------------------------------------------------------------------
Prime Retail, Inc.                                                                   2,300,000          7,828,125        43,577,916
Affiliates of the Prime Group, management and others (1)                                     -                  -        10,810,912
                                                                                     ---------          ---------        ----------
                                                                                     2,300,000          7,828,125        54,388,828
                                                                                     =========          =========        ==========
====================================================================================================================================

Note:
(1)  Includes 251,300 units beneficially owned directly by an executive officer.

     As of December 31, 2001, we had an 80% general partnership interest in the Operating Partnership with full and complete control over the management of the Operating Partnership as the sole general partner not subject to removal by the limited partners.

Basis of Presentation

     The consolidated financial statements include the accounts of us, the Operating Partnership and the partnerships in which we have operational control. Profits and losses are allocated in accordance with the terms of the Operating Partnership agreement. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments in partnerships in which we do not have operational control are accounted for on the equity method of accounting. Income (loss) applicable to minority interests of the Operating Partnership and common shares as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred shareholders.

     Significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to the current year presentation.

Note 2 -- Summary of Significant Accounting Policies

Rental Property

        Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which are as follows:

    Land improvements                                 20 years
    Buildings and improvements                        Principally 40 years
    Tenant improvements                               Term of related lease
    Furniture and equipment                           5 years

     Rental property is generally carried at historical cost net of accumulated depreciation. Development costs, which include fees and costs incurred in developing new properties, are capitalized as incurred. Upon completion of construction, development costs are amortized over the useful lives of the respective properties on a straight-line basis. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements, which improve and/or extend the useful life of assets are capitalized and depreciated over their estimated useful lives.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between carrying value and fair value for assets to be held in portfolio. For assets to be sold, impairment is measured as the difference between carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of interest.

Cash and Cash Equivalents and Restricted Cash

     We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash and cash equivalents and restricted cash as reported in the Consolidated Balance Sheets approximates their fair value.

     We maintain our cash and cash equivalents and restricted cash in accounts at various financial institutions. The majority of such accounts are interest bearing. Although, the combined account balances at each institution periodically may exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage, we believe that the risk is not significant. During the years ended December 31, 2001, 2000 and 1999, we earned interest income of $1,980, $2,027 and $1,592, respectively (included in interest and other income in the Consolidated Statements of Operations).

Accounts Receivable

     We regularly review accounts receivable and determine an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on the tenants' ability to pay, past collection experience and such other factors which, in our judgment, deserve current recognition. In turn, a provision is charged against earnings in order to maintain the allowance level within this range. The allowances for doubtful accounts at December 31, 2001 and 2000 were $12,515 and $7,383, respectively. During the years ended December 31, 2001, 2000 and 1999, we recorded provisions for uncollectible accounts receivable, of $13,368, $7,443 and $772, respectively (included in other charges in the Consolidated Statements of Operations).

     Accounts receivable, net due after one year representing straight-line rents were $4,524 and $6,837 at December 31, 2001 and 2000, respectively.

Deferred Charges

     Deferred charges consist of leasing commissions and financing costs. Deferred leasing commissions representing costs incurred to originate and renew operating leases are deferred and amortized on a straight-line basis over the term of the related lease. Fees and costs incurred to obtain financing are deferred and are being amortized as a component of interest expense over the terms of the respective loans on a basis that approximates the effective interest method.

Revenue Recognition

     Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in accounts receivable, net in the accompanying Consolidated Balance Sheets. Certain lease agreements contain provisions, which provide for rents based on a percentage of sales or based on a percentage of sales volume above a specified threshold. These contingent rents are not recognized until the required thresholds are exceeded. In addition, the lease agreements generally provide for the reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs. These additional rents and tenant reimbursements are accounted for on the accrual basis.

Interest Rate Protection Contracts

     We use interest rate  protection  contracts,  such as interest rate caps to manage interest rate risk associated with floating rate debt. These contracts generally involve limiting our interest costs with an upper limit or specified range on the underlying interest rate index. The cost of such contracts are included in deferred charges and are being amortized on a straight-line basis as a component of interest expense over the life of the contracts. Amounts earned from interest rate protection contracts are recorded as a reduction of interest expense. We are exposed to credit losses in the event of counterparty nonperformance, but do not anticipate any such losses based on the creditworthiness of the counterparties.

Earnings per Share

     Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common Stock, (iii) shares of Series C Preferred Stock were converted into shares of Common Stock, and (iv) shares of Series B Convertible Preferred Stock were converted into shares of Common Stock. For the years ended December 31, 2001 and 2000, respectively, the effect of all exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS. For the year ended December 31, 1999, (i) a redemption discount and dividends aggregating $12,710 related to our repurchase of our Series C Preferred Stock were excluded from the numerator and (ii) incremental shares of 1,064, related to the assumed conversion of Series C Preferred Stock, were included in the denominator of the computation of diluted EPS. For the year ended December 31, 1999, the effect of all other exercises and conversions was anti-dilutive and, therefore, was excluded from the computation of diluted EPS.

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                    2001            2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Numerator:
Loss before minority interests and extraordinary loss                                     $ (98,456)     $ (138,984)      $ (28,085)
Loss (Income) allocated to minority interests                                                   408             738          (3,226)
                                                                                          ---------      ----------       ---------
Net loss before extraordinary loss                                                          (98,048)       (138,246)        (31,311)
Income allocated to preferred shareholders                                                  (22,672)        (22,672)         (9,962)
                                                                                          ---------      ----------       ---------
Numerator for basic earnings per share before extraordinary loss                           (120,720)       (160,918)        (41,273)

Effect of Dilutive Securities:
  Series C preferred stock dividends                                                              -               -             628
  Series C preferred stock redemption discount                                                    -               -         (13,338)
                                                                                          ---------      ----------       ---------
Numerator for diluted earnings per share before extraordinary loss                        $(120,720)     $ (160,918)      $ (53,983)
                                                                                          =========      ==========       =========

Denominator:
Denominator for basic earnings per share -
   weighted-average common shares outstanding                                                43,578          43,517          43,196
  Effect of Dilutive Securities:
  Series C preferred shares                                                                       -               -           1,064
                                                                                          ---------      ----------       ---------
Denominator for diluted earnings per share -
     weighted-average common shares outstanding                                              43,578          43,517          44,260
                                                                                          =========      ==========       =========
Basic earnings before extraordinay loss per common share                                  $   (2.77)     $    (3.69)      $   (0.96)
                                                                                          =========      ==========       =========
Diluted earnings before extraordinay loss per common share                                $   (2.77)     $    (3.69)      $   (1.22)
                                                                                          =========      ==========       =========
====================================================================================================================================

Stock Based Compensation

     We account for stock option grants in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for employee stock option grants. We have elected to adopt only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Income Taxes

     We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, we generally are not subject to federal income tax at the corporate level on income we distribute to our shareholders so long as we distribute at least 90% of our taxable income (excluding any net capital gain) each year. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property. We incurred $201, $197, and $234 of state and local taxes for the years ended December 31, 2001, 2000 and 1999, respectively. We paid $417, $235, and $68 of state and local taxes during the years ended December 31, 2001, 2000, and 1999, respectively.

     We did not make any distributions during the years ended December 31, 2001 and 2000, respectively. The following table summarizes the taxability of dividends and distributions paid during the year ended December 31, 1999:

--------------------------------------------------------------------------------
                                                  Amount
Year Ended December 31, 1999                      per Share           Percentage
--------------------------------------------------------------------------------
Series A Senior Preferred Stock
  Ordinary income                                  $ 2.625              100.0%
                                                   =======              =====
Series B Convertible Preferred Stock
  Ordinary income                                  $ 2.125              100.0%
                                                   =======              =====
Series C Preferred Stock
  Ordinary income                                  $ 0.885              100.0%
                                                   =======              =====
Common Stock
  Ordinary income                                  $ 0.271               23.0%
  Return of capital                                  0.909               77.0%
                                                   -------              -----
                                                   $ 1.180              100.0%
                                                   =======              =====
================================================================================

Risks and Uncertainties

     Our results of operations are dependent on the overall health of the retail industry. Our tenant base is comprised almost exclusively of merchants in the retail industry. The retail industry is subject to external factors such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences. A decline in the retail industry could reduce merchant sales, which could adversely affect our operating results.

     Our outlet centers compete for customers primarily with traditional shopping malls, "off-price" retailers and other outlet centers. The tenants of outlet centers usually attempt to avoid direct competition with major retailers and their own full-price stores. They accomplish this by locating outlet stores only in outlet centers at least 20 miles from the nearest regional mall. For this reason, our outlet centers are often located in relatively undeveloped areas and therefore compete only to a limited extent with traditional retail malls in or near metropolitan areas. In addition to the traditional sources of competition faced by our outlet centers, our outlet centers also compete with web-based and catalogue retailers for customers.

     Because a number of our outlet centers are located in relatively undeveloped areas, there are often other potential sites for retail opportunities near our outlet centers that may be developed by competitors. The existence of development of other retail venues with a more convenient location or the offer of lower rent may attract our tenants or cause them to seek more favorable lease terms at or prior to renewal of their leases with us and, accordingly, may affect adversely the business, revenues and sales volume of our outlet centers.

     In addition, the success of tenants in our outlet centers which are located in relatively undeveloped areas, and thus the success of such outlet centers themselves, depends on shoppers traveling significant distances to shop. If shoppers should become less willing to travel the distances necessary to shop at our remote outlet centers, the business of our tenants would likely decline. Such a decline would likely cause the value, business, revenue and sales volume of such outlet centers to decline.

     Our community shopping centers compete with similar properties located in the same geographic trade areas.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which established new accounting and reporting standards for derivative instruments. These rules require that all derivative instruments be reported in the consolidated financial statements at fair value. The fair value for all derivative contracts is included in other assets or other liabilities and changes in fair value will be recorded each period in earnings or other comprehensive income, depending on whether the derivative is designated and effective as part of a hedged transaction, and on the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income must be reclassified into earnings in the period in which earnings are affected by the underlying hedged item, and the ineffective portion of all hedges is recognized in other income (expense) in the statements of operations in the current period. These new standards may result in additional volatility in reported earnings, other comprehensive income (loss) and accumulated other comprehensive income (loss). These rules became effective for us on January 1, 2001 and did not have a significant effect on our consolidated results of operations or financial position upon adoption.

     We are exposed to market risk from changes in interest rates. We manage our exposure to these market risks through our operating, financing and investing activities and, when deemed appropriate, through the use of interest rate protection agreements.

     We report changes in fair value of our interest rate protection agreements in other income or expense. Our interest rate protection agreements are marked-to-market and unrealized gains and losses are included in current period net income (loss) as a component of other income (expense). When the terms of the related financing are modified, or in the event of early extinguishment of the related financing, all changes in the fair value of the instrument are marked-to-market with changes in fair value included in net income each period until the instrument matures.

     We believe we have limited exposure to the extent of non-performance by the counterparties of each agreement since each counterparty is a major financial institution and we do not anticipate their non-performance.

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 144 effective January 1, 2002 and do not expect the adoption to have a material impact on our results of operations or financial position.

Note 3 --Property Dispositions

2002 Sales Transaction

     On January 11, 2002, we completed the sale of Prime Outlets at Hagerstown (the "Hagerstown Center") to an existing joint venture partnership (the "Prime/Estein Venture") between one of our affiliates and an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, for $80,500. Our affiliate and the Estein affiliate have 30% and 70% ownership interests, respectively, in the Prime/Estein Venture. In connection with the sale transaction, the Prime/Estein Venture assumed first mortgage indebtedness of $46,862 on the Hagerstown Center (the "Assumed Mortgage Indebtedness"). In connection with the lender's consent to the Prime/Estein Venture assuming the Assumed Mortgage Indebtedness, our guarantee of the Assumed Mortgage Indebtedness remained in place.

     The net cash proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after a pay-down of $11,066 of existing mortgage indebtedness on the Hagerstown Center and closing costs. The net proceeds from this sale were used to prepay $11,647 of principal outstanding under a mezzanine loan (the "Mezzanine Loan"). At December 31, 2001, the carrying value of the Hagerstown Outlet Center of $54,628 was classified as assets held for sale in the Consolidated Balance Sheet. See Note 6 - "Bonds and Notes Payable" for additional information.

     We are obligated to refinance the Assumed Mortgage Indebtedness on behalf of the Prime/Estein Venture on or before June 1, 2004, its maturity date. Additionally, pursuant to certain Prime/Estein Venture-related documents to which affiliates of ours are parties, the Prime/Estein Venture's cost of the Assumed Mortgage Indebtedness and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. However, if the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, the Prime/Estein Venture will be obligated to pay the differnce to us. The actual cost of the Assumed Mortgage Indebtedness is currently 30-day LIBOR plus 1.50%.

2001 Sales Transactions

     On February 2, 2001, we sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, we sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales were used to prepay an aggregate of $9,137 of principal outstanding under our Mezzanine Loan in accordance with the terms of such loan agreement. In connection with these sales, we recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in our results of operations through the respective dates of disposition. At December 31, 2000, these properties were classified as assets held for sale in the Consolidated Balance Sheet with an aggregate carrying value of $34,770.

     On November 27, 2001, we sold certain land located in Camarillo, California for aggregate consideration of $7,150. The net cash proceeds from the sale, including the release of certain funds held in escrow, were $1,859, after the repayment of certain mortgage indebtedness of $6,227 and closing costs and fees. The net proceeds from this sale were used to prepay $1,787 of principal outstanding under our Mezzanine Loan. In connection with this sale, we recorded a loss on the sale of real estate of $1,615 during the fourth quarter of 2001. At December 31, 2000, the land was classified as assets held for sale in the Consolidated Balance Sheet with a carrying value of $8,460.

     Prior to the sale of Prime Outlets at Silverthorne, it was one of fifteen properties securing our first mortgage and expansion loan (the "First Mortgage and Expansion Loan"), which had an outstanding principal balance of $342,629 at December 31, 2001. In conjunction with the sale of Prime Outlets at Silverthorne, we substituted Prime Outlets at Lebanon for Prime Outlets at Silverthorne in the cross-collateralized asset pool securing the First Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement. In conjunction with adding Prime Outlets at Lebanon as security for the First Mortgage and Expansion Loan, we repaid, as discussed above, certain mortgage indebtedness on Prime Outlets at Lebanon of $18,078.

Sale of Permanent Loan Properties

     On December 22, 2000, we completed the sale of four outlet centers aggregating 1,592,000 square feet of GLA to a joint venture partnership comprised of Fortress Investment Fund LLC ("Fortress") and Chelsea GCA Realty, Inc. ("Chelsea") for aggregate consideration of $239,500, including the assumption of first mortgage debt of $174,235. The four outlet centers (collectively, the "Permanent Loan Properties") that were sold are located in Gilroy, California; Michigan City, Indiana; Waterloo, New York; and Kittery, Maine. In connection with the sale of the Permanent Loan Properties, we incurred a loss on sale of real estate of $42,648 in the fourth quarter of 2000. The net proceeds from the sale, after closing costs and fees and the required purchase of land in the amount of $7,325 related to the outlet center in Gilroy, California, was $51,403. Net proceeds from the sale were used for the prepayment of certain long-term debt. The operating results of the Permanent Loan Properties are included in our results of operations through the date of disposition.

Prime/Estein Joint Venture Transaction

     On August 6, 1999, we entered into an agreement (the "Prime/Estein Joint Venture Agreement") to sell three factory outlet centers, including two future expansions, to a joint venture (the "Prime/Estein Venture") between an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company, and us. The Prime/Estein Joint Venture Agreement provided for a total purchase price of $274,000, including (i) the assumption of approximately $151,500 of first mortgage indebtedness, (ii) an $8,000 payment to us for a ten-year covenant-not-to-compete (the "Covenant-not-to-Compete") and (iii) a $6,000 payment to us for a ten-year licensing agreement (the "Licensing Agreement") with the Venture to continue the use of the "Prime Outlets" brand name. The Covenant-not-to-Compete and the Licensing Agreement are collectively referred to as the "Deferred Income".

     On November 19, 1999, we completed the initial installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Birch Run to the Prime/Estein Venture for aggregate consideration of $117,000, including a $64,500 "wrap-around" first mortgage provided by us. In connection with the sale of Prime Outlets at Birch Run, we received cash proceeds of $33,303, net of transaction costs, and recorded a loss on the sale of real estate of $9,326. Effective November 19, 1999, we commenced accounting for our 30.0% ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. The "wrap-around" first mortgage provided by us to the Prime/Estein Venture had a ten-year term at a fixed interest rate of 7.75% requiring monthly payments of principal and interest pursuant to a 25-year amortization schedule. Our net investment in the "wrap-around" first mortgage as of December 31, 2000 was $10,731, which is included in other assets in the Consolidated Balance Sheet. Additionally, the Venture assumed $53,755 of outstanding mortgage indebtedness. Included in the aggregate consideration was $8,500 of Deferred Income. The Deferred Income was initially included in accounts payable and other liabilities in the Consolidated Balance Sheet and was being amortized into other income over its ten-year life. Effective on the date of disposition, we account for our ownership interest in Prime Outlets at Birch Run in accordance with the equity method of accounting. See Note 6 - "Bonds and Notes Payable" for additional information.

     During the fourth quarter of 1999, we recorded a loss on the sale of real estate of $5,827 related to the write-down of the carrying value of Prime Outlets at Williamsburg based on the terms of the Prime/Estein Joint Venture Agreement. On February 23, 2000, we completed the second installment of the Prime/Estein Joint Venture Agreement consisting of the sale of Prime Outlets at Williamsburg to the Venture for aggregate consideration of $59,000, including
(i) the assumption of mortgage indebtedness of $32,500 and (ii) $2,750 of Deferred Income. In connection with the sale of Prime Outlets at Williamsburg, we received (i) cash proceeds of $11,063, net of transaction costs, and (ii) a promissory note in the amount of $10,000 from the Prime/Estein Venture (of which Estein's obligation was $7,000). The promissory note required the monthly payment of interest in arrears at an annual rate of 7.75% and the outstanding principal amount was payable on or before December 15, 2000, subject to satisfaction of certain conditions. As a result of our inability to refinance or convert the Prime/Estein Venture's mortgage indebtedness of $32,500 to a permanent loan at a fixed rate of interest by December 15, 2000, the maturity date of the promissory note was extended until the refinancing was completed. In addition, since the refinancing or conversion did not occur on or before December 15, 2000, we were obligated to pay Estein $250 and we were not entitled to receive operating distributions arising out of Prime Outlets at Williamsburg until the refinancing occurred. Effective on the date of disposition, we have accounted for our ownership interest in Prime Outlets at Williamsburg in accordance with the equity method of accounting. See Note 6 - "Bonds and Notes Payable" for additional information.

     Under the Prime/Estein Joint Venture Agreement, as amended, the outside closing date for a contemplated sale of the Hagerstown Center, including an expansion which opened during 2000, was August 31, 2000. Estein terminated the Prime/Estein Joint Venture Agreement as it applied to the contemplated sale of the Hagerstown Center when the closing did not occur by the specified closing date.

     In connection with this discontinuance of the sales of a 70% joint venture interest in (i) the Hagerstown Center and (ii) a proposed expansion to Prime Outlets at Williamsburg (the "Williamsburg Expansion"), we reduced the carrying value of the Deferred Income by $9,550 and incurred other charges aggregating $1,100 during the third quarter of 2000. The reduction in the Deferred Income was attributable to the remaining proceeds that were not received as a result of the termination of the Prime/Estein Joint Venture Agreement. The $1,100 of other charges included (i) a $600 fee payable to Estein resulting from inability to close the sale of the Hagerstown Center on or before August 31, 2000 in accordance with the terms of the Prime/Estein Joint Venture Agreement and (ii) a $500 fee payable to Estein for non-completion of the Williamsburg Expansion by December 15, 2000.

     During 2000, we reclassified $61,908 representing the aggregate carrying value of the Hagerstown Center from assets held for sale to investment in rental property in the Consolidated Balance Sheet. In connection with the reclassification, we recorded $1,967 of depreciation and amortization expense related to the Hagerstown Center comprising the period from January 1 through September 30, 2000, the date of the reclassification.

     The following unaudited pro forma information presents a summary of the our consolidated results of operations as if the sale of the Permanent Loan Properties and the Prime/Estein Joint Venture Transaction had occurred on January 1, 1999:

--------------------------------------------------------------------------------
Years Ended December 31,                              2000               1999
--------------------------------------------------------------------------------
Total revenues                                      $ 240,991         $ 244,693
                                                    =========         =========
Net loss from continuing operations                 $ (96,091)        $ (20,205)
                                                    =========         =========
Net loss applicable to common shareholders          $(118,763)        $ (30,167)
                                                    =========         =========
Basic and diluted loss per common share             $   (2.73)        $   (0.70)
                                                    =========         =========
Weighted-average common shares outstanding             43,517            43,196
                                                    =========         =========
================================================================================

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the indicated transactions been in effect on January 1, 1999 or of our future results of operations.

Note 4 -- Restricted Cash

     As of December 31, 2001 and 2000, $37,885 and $54,920, respectively, of cash was placed in various escrows and, therefore, classified as restricted cash in the Consolidated Balance Sheet. Restricted cash generally consists of (i) lender escrows for the payment of debt service, real estate taxes, insurance, capital expenditures and certain operating expenses and (ii) escrows for tenant marketing contributions. Restricted cash also includes amounts relating to future development costs and a cash collateral account for fixed rate tax-exempt bonds. The cash collateral account was $2,825 (10% of the original issuance amount) as of December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, $825 and $5,142, respectively, were held in escrow for the completion of Prime Outlets of Puerto Rico.

Note 5 -- Deferred Charges

        Deferred charges were as follows:

--------------------------------------------------------------------------------
December 31,                                               2001           2000
--------------------------------------------------------------------------------
Leasing commissions                                    $   9,590       $ 10,046
Financing costs                                           27,489         28,062
                                                       ---------       --------
                                                          37,079         38,108
Accumulated amortization                                 (25,290)       (18,575)
                                                       ---------       --------
                                                       $  11,789       $ 19,533
                                                       =========       ========
================================================================================

Note 6 -- Bonds and Notes Payable

        Bonds payable consisted of the following:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                  2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate tax-exempt revenue bonds (the "Fixed Rate Bonds"), interest rates ranging form 6.88% to 7.00%, monthly interest and sinking fund payments, due
  2012 to 2014, collateralized by properties in Chattanooga, TN and Knoxville, TN                          $ 27,325        $ 27,805

Urban development action grant loans,  6%,  monthly principal and interest payments,
  due 2016 to 2019, collateralized by properties in Chattanooga, TN                                           4,650           4,650
                                                                                                           --------        ---------
                                                                                                           $ 31,975        $ 32,455
                                                                                                           ========        =========
====================================================================================================================================

     During October, 1999, we refinanced $28,250 of variable-rate, tax-exempt revenue bonds by issuing $28,250 of fixed rate tax-exempt revenue bonds (the "Fixed Rate Bonds"). The Fixed Rate Bonds bear interest ranging from 6.875% to 7.0%, require semi-annual interest payments and mature from December 15, 2012 through December 1, 2014. The Fixed Rate Bonds are redeemable by us commencing in December, 2006 at 102% of the outstanding principal balance. The redemption price decreases incrementally each year thereafter through December, 2008, at which date the redemption price is fixed at 100% of the outstanding principal balance.

     The Fixed Rate Bonds contain certain financial covenants, including minimum debt service coverage ratios and cross-default provisions with respect to certain of our other credit agreements. In the event of non-compliance or default, the holders of the Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest. See "Going Concern" for additional information.

     Certain of the Fixed Rate Bonds require mandatory sinking fund payments follows:

--------------------------------------------------------------------------------
Years ended December 31,
--------------------------------------------------------------------------------

2002                                                               $    505
2003                                                                    540
2004                                                                    575
2005                                                                    615
2006                                                                    650
Thereafter                                                           17,440
                                                                   --------
                                                                   $ 20,325
                                                                   ========
================================================================================

     During the years ended December 31, 2001 and 2000, $480 and $445, respectively, of the Fixed Rate Bonds were redeemed from the sinking fund.

        Notes payable consisted of the following:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                  2001           2000
------------------------------------------------------------------------------------------------------------------------------------
First Mortgage and Expansion Loan, 7.782%, monthly principal and interest of $2,580, due
  November 11, 2003, collateralized by 15 properties located throughout the United States                   $ 342,629      $ 346,392

Bridge Loan, 13%, monthly interest plus principal of the greater of $50 or 50% of excess cash flow,
  due December 31, 2003, collateralized by six properties located throughout the United States                111,375        112,000

Mortgage, 6.927% effective rate, monthly principal and interest of $565, due October 11, 2006,
  collateralized by four properties located throughout the United States                                       72,954         74,481

Mortgage, 6.927% effective rate, monthly principal and interest of $527, due March 11, 2006,
  collateralized by four properties located throughout the United States                                       63,521         65,293

Mezzanine Loan, LIBOR plus 9.50% (minimum of 14.50%) through December 31, 2001
  (14.50% at December 31, 2001), LIBOR plus 9.75% (minimum of 14.75%) thereafter, monthly principal and interest payments, due September 30, 2003, collateralized by pledges of equity
  interests in certain properties                                                                              62,079         90,000

Mortgage, 7.60%, monthly principal and interest of $450, due May 10, 2009, collateralized by
  property located in Niagara Falls, NY                                                                        61,488         62,120

Construction Mortgage Loan, LIBOR plus 1.50% (3.62% at December 31, 2001), monthly interest-only payments through May 31, 2002, monthly principal and interest thereafter, due
  June 1, 2004, collateralized by property located in Hagerstown, MD                                           49,062         48,863

Mortgage, 6.95% effective rate, monthly principal and interest of $351, due November 1, 2005,
  collateralized by properties located in Vero Beach, FL and Woodbury, MN                                      42,652         43,859

Mortgage, 6.915% effective rate, monthly principal and interest of $357, due June 10, 2002,
  collateralized by properties located in Conroe, TX and Jeffersonville, OH                                    33,559         34,890

Mortgage, 8.35%, monthly principal and interest of $215, due June 11, 2007,  collateralized by
  three properties located throughout the United States                                                        25,327         25,740

Puerto Rico First Mortgage Loan, LIBOR plus 3.50% (5.64% at December 31, 2001), monthly interest plus (i) principal based on a 25-year amortization schedule at 9% through January 1, 2002 and (ii) principal based on a 15-year amortization schedule at 9% thereafter, due December 31, 2003,
  collateralized by property located in Barceloneta, Puerto Rico                                               19,817         20,000

Edinburgh First Mortgage Loan, LIBOR plus 3.50% (minimum of 8.00%) (8.00% at December 31, 2001), monthly principal and interest of $159, due July 1, 2004, collateralized by property located in
  Edinburgh, IN                                                                                                16,456              -

Mortgage, 6.95% effective rate, monthly principal and interest of $81, due November 1, 2005,
  collateralized by property located in Perryville, MD                                                          9,593          9,893

Hagerstown Second Mortgage Loan, LIBOR plus 2.50% (4.62% at December 31, 2001), monthly interest-only payments through June 30, 2001, monthly principal of $164 plus interest thereafter,
  due June 1, 2004, collateralized by property located in Hagerstown, MD                                        9,016         10,000

Mortgage, 7.50%, monthly principal and interest of $29, due April 30, 2002, collateralized by
  property located in Knoxville, TN                                                                             2,972          3,521

Other Notes Payable                                                                                             2,992          3,070

Lebanon First Mortgage Loan, LIBOR plus 3.00% (8.56% at December 31, 2000), monthly principal
  of $100 plus interest, due June 30, 2001, collateralized by property located in Lebanon, TN                       -         18,378

Mortgage, 6.91% effective rate, monthly principal and interest of $154, due June 1, 2001,
  collateralized by property located in Edinburgh, IN                                                               -         16,681

Note Payable, 13.50%, monthly interest-only payments, due November 1, 2001, collateralized by
  land located in Camarillo, CA                                                                                     -          6,527

Mortgage, 9.375%, monthly principal and interest of $71, due March 1, 2004, collateralized by
  property located in Lombard, IL                                                                                   -          5,990
                                                                                                            ----------     ---------
                                                                                                            $ 925,492      $ 997,698
                                                                                                            ==========     =========
====================================================================================================================================

     Notes payable includes unamortized debt premiums of $11,051 and $14,144 in the aggregate at December 31, 2001 and 2000, respectively. Debt premiums are being amortized over the terms of the related debt instruments in accordance with the effective interest method. Additionally, interest incurred reflects amortization of debt premiums of $3,093, $3,159 and $4,406 for the years ended December 31, 2001, 2000 and 1999, respectively. The aggregate carrying amount of bonds and notes payable at December 31, 2001 approximated its fair value. At December 31, 2001, substantially all of our assets were pledged as collateral for bonds and notes payable.

        Interest costs are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                   2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Interest incurred                                                                        $ 88,927        $ 101,549         $ 98,607
Amortization of deferred financing costs                                                    7,025            3,256            4,379
Amortization of debt premiums                                                              (3,093)          (3,159)          (4,406)
Interest capitalized to development projects                                                    -           (3,412)          (4,646)
                                                                                         --------        ---------         --------
  Total                                                                                  $ 92,859        $  98,234         $ 93,934
                                                                                         ========        =========         ========
Interest paid                                                                            $ 86,551        $  99,611         $ 94,046
                                                                                         ========        =========         ========
====================================================================================================================================

2000 Debt Transactions

     On December 22, 2000, we closed a major refinancing on our assets and the sale of four of our outlet centers through a series of transactions (collectively, the "December 22, 2000 Transactions"). The principal lenders involved in the December 22, 2000 Transactions were an affiliate of Fortress; Greenwich Capital Financial Products, Inc. ("Greenwich"); and Mercantile-Safe Deposit and Trust Company ("Mercantile"). The sale of the outlet centers was to a joint venture partnership comprised of Fortress and Chelsea (see "Note 3 - "Property Dispositions" for additional information). Fortress and Greenwich (collectively, the "Lending Group") provided a mezzanine loan in the initial amount of $90,000 (the "Mezzanine Loan"). Greenwich funded a $20,000 first mortgage loan (the "Puerto Rico First Mortgage Loan") on our outlet center that opened in Puerto Rico during July of 2000 and Mercantile provided a $10,000 second mortgage loan (the "Hagerstown Second Mortgage Loan") on an outlet center in Hagerstown, Maryland. We executed agreements to extend the maturity date of two of our existing loans, a $112,000 first mortgage loan (the "Bridge Loan") from Nomura Asset Capital Corporation ("Nomura") and a $19,378 first mortgage loan (the "Lebanon First Mortgage Loan") from KeyBank National Association.

     The Mezzanine Loan is secured by pledges of equity interests in certain outlet centers. The Mezzanine Loan was originally for a term of three-years and required fixed monthly principal amortization commencing on February 1, 2001 of $1,000 during the first year, $1,667 during the second year and $2,333 during the third year. Additionally, the Mezzanine Loan (i) requires the payment of certain exit fees, (ii) is pre-payable at any time after one year and (iii) requires that our excess cash flow from operations and assets sales above certain thresholds be applied to principal reductions. The interest rate was originally a floating rate based on 30-day LIBOR plus 9.50%, but not less than 14.50%. The Mezzanine Loan contains financial and other covenants that restrict, among other things, the ability of us to incur additional indebtedness or pay dividends (other than dividends to maintain our status as a REIT). In addition, in connection with the financing we issued warrants (recorded at fair value at the date of the transaction) to the Lending Group to purchase one million shares of our common stock at an exercise price of $1.00 per share. The terms of the Mezzanine Loan were modified in January, 2002 (see "Mezzanine Loan Modification" for additional information).

     The Puerto Rico First Mortgage Loan is secured by our outlet center in Puerto Rico. The Puerto Rico First Mortgage Loan is for a term of three-years, requires monthly amortization of $15 based upon a 25-year schedule for the first year and $51 based upon a 15-year schedule thereafter. The Puerto Rico First Mortgage Loan is non-recourse and is pre-payable at any time subject to certain prepayment and exit fees. The interest rate is a floating rate based on 30-day LIBOR plus 3.50%.

     The Hagerstown Second Mortgage Loan was secured by our outlet center in Hagerstown, Maryland and had a term of 30-months that was co-terminus with Mercantile's existing first mortgage loan on the same center. The Second Mortgage Loan required monthly amortization starting in the seventh month of $164 per month and was pre-payable at any time without penalty or fee. The interest rate was a floating rate based on 30-day LIBOR plus 2.50%. The Hagerstown Second Mortgage was repaid in full in January 2002 (see Note 3 - "Property Dispositions" for additional information).

     On December 22, 2000, the term of the Bridge Loan, which was due to mature on June 11, 2001, was extended until December 31, 2003. In consideration for the extension, the interest rate was converted from 30-day LIBOR plus 1.35% to a fixed-rate of 13.00%; the monthly interest-only payments were converted to monthly interest and principal payments, (principal amortization of the greater of (i) 50% of excess cash flow from the properties collateralizing the Bridge
Loan or (ii) $50) and a loan extension fee of $1,120 was paid. In connection with the modification of the terms of the Bridge Loan, we incurred an extraordinary loss of $1,345 during 2000. The extraordinary loss consisted of
(i) the $1,120 extension fee and (ii) the write-off of unamortized deferred financing costs and expenses aggregating $225.

     On December 22, 2000, the term of the Lebanon First Mortgage Loan, secured by our outlet center in Lebanon, Tennessee, which was due to mature on December 31, 2000, was extended for a period of six months until June 30, 2001, with an additional three-month extension available if certain conditions were met. In consideration for the extension, the interest rate was increased by 1.25% to 30-day LIBOR plus 3.00% and the loan balance was reduced to $18,378 through a $1,000 principal payment. The Lebanon First Mortgage Loan was pre-payable at any time. The Lebanon First Mortgage Loan was repaid in full in March 2001 (see "2001 Sales Transactions" for additional information).

     The net proceeds from the December 22, 2000 Transactions were used to (i) pay off $125,000 of short-term indebtedness as described below; (ii) pay-down $3,500 of other indebtedness (the $1,000 principal reduction on the Lebanon First Mortgage Loan and a $2,500 principal reduction on a first mortgage loan on Phases II and III of the outlet center located in Bellport, New York), and (iii) pay the $1,120 extension fee on the Bridge Loan. The remainder of the proceeds was used (i) for general corporate purposes, including marketing and capital improvements programs and (ii) to fund development costs for Prime Outlets of Puerto Rico.

     We  used   $125,000  of  the  net  proceeds  from  the  December  22,  2000
Transactions for the repayment of (i) a $20,000 subordinated loan (the "Subordinated Loan") made by FBR Asset Investment Corporation that matured August 14, 2000, (ii) a $25,000 unsecured corporate line of credit from Mercantile which was due to mature on December 31, 2000, (iii) a $37,000 unsecured revolving loan (the "Unsecured Revolving Loan") from Nomura which was scheduled to mature on September 11, 2001 and (iv) the prepayment of a $43,000 term loan (the "Term Loan") from Greenwich which was scheduled to mature on December 10, 2001. In connection with the prepayment of the Unsecured Revolving Loan and the Term Loan, we incurred an extraordinary loss on the early extinguishment of debt aggregating $2,861 during 2000. The extraordinary loss consisted of (i) a $1,700 prepayment penalty and (ii) the write-off of unamortized deferred financing costs and expenses aggregating $1,161.

     We had been in default of the Subordinated Loan and such default had triggered certain cross-default provisions with respect to other of our debt facilities. In addition, we previously were not in compliance with financial covenants contained in certain of our debt facilities. As a result of the debt repayments and the various restructuring and extension agreements completed on December 22, 2000, we had cured or eliminated all financial covenant defaults under our recourse loan agreements as of December 31, 2000. See "Going Concern" for additional information.

     During 1999, we incurred an extraordinary loss on the early extinguishment of debt of $3,518, net of minority interests of $887.

2001 Debt Transactions

     In connection with the sales of Northgate Plaza, Prime Outlets at Silverthorne and certain land located in Camarillo, CA during 2001, we repaid mortgage indebtedness of $5,966, $18,078 and $6,227, respectively. In addition, net cash proceeds from these property sales were used to prepay an aggregate $10,924 of principal outstanding under our Mezzanine Loan. See Note 3 - "Property Dispositions" for additional information.

     On June 8, 2001, we, through affiliates, obtained a two-month extension through August 10, 2001 to the terms and maturity date of a $16,330 first mortgage loan secured by Prime Outlets at Edinburgh (the "Edinburgh Outlet
Center") located in Edinburgh, Indiana. On June 29, 2001, we, through affiliates, completed a refinancing of this first mortgage loan. The new first mortgage loan (the "Edinburgh First Mortgage Loan") provides for an aggregate commitment up to $18,000 and is non-recourse to us. The Edinburgh First Mortgage Loan, which is secured by the Edinburgh Outlet Center, has a term of three years, requires monthly principal payments based upon a 15-year amortization schedule and is pre-payable at any time subject to certain prepayment and exit fees. The Edinburgh First Mortgage Loan bears interest at a floating rate based on six-month LIBOR plus 350 basis points, subject to an 8.00% minimum, and may be adjusted semi-annually with a maximum 1.0% increase or decrease per adjustment. As of December 31, 2001, the Edinburgh First Mortgage Loan bore interest at the minimum rate. At closing, $16,700 of the Edinburgh First Mortgage Loan was funded, resulting in net proceeds of $88 after repayment of the old first mortgage loan and closing costs. As of December 31, 2001, the remaining commitment provides for the funding of up to an additional $1,300 for leasing related capital expenditures at the Edinburgh Outlet Center.

Prime/Estein Venture Refinancing Transactions

     On August 7, 2001, we, through affiliates, obtained an additional one-month extension to September 10, 2001 to the terms and maturity date of a $10,003 first mortgage loan secured by Prime Outlets at Birch Run (the "Birch Run Outlet Center") located in Birch Run, Michigan. The terms and maturity date of the $10,003 first mortgage loan had previously been extended to August 10, 2001. We and Estein, through affiliates, have 30% and 70% ownership interests, respectively, in the Prime/Estein Venture that indirectly owns the Birch Run Outlet Center. We completed a refinancing of loans aggregating $63,000 on the Birch Run Outlet Center on August 21, 2001. These loans which were refinanced were included in a "wrap-around" loan provided by us to the Prime/Estein Venture in connection with the November 19, 1999 sale of the Birch Run Project.

     The new first mortgage loan (the "Birch Run First Mortgage Loan") is in the amount of $63,000, is secured by the Birch Run Outlet Center, has a term of ten years, and requires monthly principal amortization based upon a 25-year schedule. The Birch Run First Mortgage Loan bears interest at an effective fixed-rate of 8.12%. Greenwich Capital Financial Products, Inc. provided the financing. The Prime/Estein Venture used the net proceeds from the Birch Run First Mortgage Loan to repay in full first mortgage loans and the "wrap-around" loan of $10,731 due to us, aggregating $63,000. Net proceeds to us, after payment of closing and other transaction costs, were $8,286. In connection with the refinancing transaction, we recorded a nonrecurring loss of $1,036 during the third quarter of 2001.

     Pursuant to Prime/Estein Venture-related documents to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed rate financing at an annual rate of 7.75%. As a result, each month during the term of the Birch Run First Mortgage Loan, we will be obligated to pay to the Prime/Estein Venture the difference between the cost of the financing at an annual effective rate of 8.12% and the cost of the financing at an annual rate of 7.75% (the "Interest Rate Subsidy"). The total of the payments to be made by us to the Prime/Estein Venture over the term of the Birch Run First Mortgage Loan will be $2,723. During the third quarter of 2001, we recorded a non-recurring loss of $1,882 in other charges representing the net present value of the Interest Rate Subsidy.

     On October 19, 2001, we, through affiliates, completed the refinancing of a $32,500 first mortgage loan secured by Prime Outlets at Williamsburg (the "Williamsburg Outlet Center"), an outlet center located in Williamsburg, Virginia. The new first mortgage loan (the "Williamsburg Mortgage Loan") has a principal amount of $32,500, is secured by the Williamsburg Outlet Center, and has a term of ten years. The Williamsburg Mortgage Loan requires monthly principal amortization based upon a 25-year schedule and bears interest at a fixed rate of 7.69%. Prudential Mortgage Capital Company, LLC provided the financing.

     We and Estein, through affiliates, own 30% and 70% interests, respectively, in the Prime/Estein Venture that indirectly owns the Williamsburg Outlet Center. In connection with the refinancing transaction, the Prime/Estein Venture paid in full a $10,000 promissory note (of which Estein's obligation was $7,000 and ours was $3,000) to us. Net proceeds to us after payment of closing and other transaction costs were $6,237. The net proceeds from this refinancing transaction were used to prepay $5,997 of the Mezzanine Loan.

     Pursuant to Prime/Estein Venture-related agreements to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed rate financing at an annual rate of 7.75%. As a result, each month during the term of the Williamsburg Mortgage Loan, the Prime/Estein Venture will be obligated to pay to us the difference between the cost of such financing at an assumed annual rate of 7.75% and the actual cost of such financing at an annual rate of 7.69%.

Going Concern

     Our liquidity depends on cash provided by operations and potential capital raising activities such as funds obtained through borrowings, particularly refinancings of existing debt, and cash generated through asset sales. Although we believe that estimated cash flows from operations and potential capital raising activities will be sufficient to satisfy our scheduled debt service obligations and sustain our operations for the next year, there can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of the potential capital raising activities, if they should occur, will be as favorable as we have experienced in prior periods.

     During 2002, we are required to make certain additional mandatory principal pay-downs to our Mezzanine Loan aggregating $25,367 from net proceeds from asset dispositions or other capital transactions within specified periods pursuant to the terms of a modification to the original terms of the Mezzanine Loan (see "Mezzanine Loan Modification" for additional information). Although we are in the process of seeking to generate additional liquidity though new financings and the sale of assets, there can be no assurance that we will be able to complete asset dispositions or other capital transactions within the specified periods or that such asset dispositions or other capital transactions, if they should occur, will generate sufficient proceeds to make the additional mandatory pay-downs of the Mezzanine Loan. Any failure to satisfy these mandatory principal prepayments within the specified time periods indicated will constitute a default under the Mezzanine Loan.

     As of December 31, 2001, we were in compliance with all financial debt covenants under our recourse loan agreements. However, there can be no assurance that we will be in compliance with our financial debt covenants in future periods since our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risk of potential increases in vacancy rates and the resulting impact on our revenue, and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods. See "Defaults on Certain Non-recourse Mortgage Indebtedness" and "Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships" for additional information.

     Based on our current financial projections, we believe we will not be in compliance with respect to debt service coverage ratios under certain debt facilities during 2002. The debt facilities are fixed rate tax-exempt revenue bonds (the "Affected Fixed Rate Bonds") in the amount of $18,390 and a recourse bridge loan (the "Bridge Loan") in the amount of $111,375. In the event of non-compliance, the holders of the Affected Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest and the Bridge Loan lender may elect to accelerate its maturity. Additionally, noncompliance or defaults with respect to debt service coverage ratios under these debt facilities may trigger certain cross-default provisions with respect to other debt facilities, including our Mezzanine Loan.

     We intend to meet with the affected lenders to discuss potential resolutions including waiver or amendment with respect to such non-compliance provisions. If we are unable to reach satisfactory resolution with the affected lenders, we will look to (i) obtain alternative financing from other financial institutions, (ii) sell the project or projects where non-compliance is likely to occur or (iii) explore other possible capital transactions in order to generate cash to repay the amounts outstanding under such debt facilities. There can be no assurance that we will obtain a satisfactory resolution with our affected lenders or that we will be able to complete asset sales or other capital raising activities sufficient to repay the amounts outstanding under such debt facilities.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Mezzanine Loan Modification

     Effective January 31, 2002, we entered into a modification to the original terms of our Mezzanine Loan previously obtained in December 2000. The Mezzanine Loan amendment (the "Amendment"), among other things, (i) reduces required monthly principal amortization for the period February 1, 2002 through January 1, 2003 ("Year 2") from $1,667 to $800, which may be further reduced to a minimum of $500 per month under certain limited circumstances, provided no defaults exist under the Mezzanine Loan and certain other conditions have been satisfied at the Lender's sole discretion, (ii) requires certain mandatory principal prepayments from net proceeds from asset dispositions or other capital transactions pursuant to the schedule set forth below and (iii) reduces the threshold level at which excess cash flow from operations must be applied to principal pay-downs, primarily resulting from a reduction in the available working capital reserves. Additionally, the Amendment (i) increased the interest rate from LIBOR plus 9.50% to LIBOR plus 9.75% (rounded up to nearest 0.125% with a minimum rate of 14.75%), (ii) changed the Mezzanine Loan maturity date from December 31, 2003 to September 30, 2003 and (iii) required a 0.25% fee, which was paid at the time of the modification, on the outstanding principal balance.

     The Amendment also requires additional Year 2 monthly payments of $250 (the "Escrowed Funds") into an escrow account controlled by the Lender. Provided certain conditions are satisfied in the Lender's sole discretion, the Escrowed Funds may be available to us for certain limited purposes. The Escrowed Funds not used at the end of each quarter, subject to certain exceptions, will be applied by the Lender to amortize the Mezzanine Loan. The required monthly principal amortization of $2,333 commencing on February 1, 2003, through the new maturity date of September 30, 2003, remains unchanged.

     The Amendment also requires, in lieu of the original requirements, additional mandatory principal prepayments with net proceeds from asset dispositions, excluding the January 2002 sale of a 70% interest in Prime Outlets at Hagerstown (see "2002 Sales Transactions" for additional information), or other capital transactions of not less than (i) $8,906 by May 1, 2002, (ii) $24,406, inclusive of the $8,906, by July 1, 2002 (subject to extension to October 31, 2002 provided certain conditions are met to the Lender's satisfaction) and (iii) $25,367, inclusive of the $24,406, by November 1, 2002. In addition to each principal prepayment, we must also pay any interest, including deferred interest, accrued thereon and the additional fees provided for in the Mezzanine Loan. Any failure to satisfy these mandatory principal prepayments or other payments within the specified time periods indicated will constitute a default under the Mezzanine Loan.

     The Mezzanine Loan was also amended on January 11, 2002 to, among other things, (i) release the partnership interests in Outlet Village of Hagerstown Limited Partnership ("Hagerstown LP") as collateral under the Mezzanine Loan,
(ii) release Hagerstown LP of all obligations under the Mezzanine Loan and (iii) add Hagerstown Land, L.L.C., a Delaware limited liability company, as a guarantor under the Mezzanine Loan.

Debt Service Obligations

     Our aggregate indebtedness, as adjusted for the Amendment to the Mezzanine Loan and excluding (i) unamortized debt premiums of $11,051, (ii) mortgage indebtedness aggregating $58,079 on Prime Outlets at Hagerstown and (iii) non-recourse mortgage indebtedness aggregating $33,235 on Prime Outlets at Conroe and Prime Outlets at Jeffersonville II was $855,102 (the "Adjusted Indebtedness") at December 31, 2001. See Note 3 - "Property Dispositions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information.

     At December 31, 2001, the Adjusted Indebtedness had a weighted-average maturity of 3.3 years and bore contractual interest at a weighted-average rate of 9.05% per annum. At December 31, 2001, $756,751, or 88.5%, of the Adjusted Indebtedness bore interest at fixed rates and $98,351 or 11.5%, of the Adjusted Indebtedness bore interest at variable rates. We utilize derivative financial instruments to manage our interest rate risk associated with variable rate debt.

     As of December 31, 2001, our scheduled principal payments during 2002 for the Adjusted Indebtedness aggregated $48,479. The 2002 scheduled principal payments include (i) a recourse first mortgage loan of $2,972 on Western Plaza (the "Western Plaza First Mortgage Loan"), a community center located in Knoxville, Tennessee, which currently matures on April 30, 2002 but may be extended, subject to an additional principal pay-down of $350, an additional six months to October 31, 2002 and (ii) additional mandatory principal pay-downs on the Mezzanine Loan aggregating $25,367 (see "Mezzanine Loan Modification" for additional information). Certain of our debt obligations, including the Mezzanine Loan and fixed-rate bonds aggregating $7,000 secured by a second mortgage on Western Plaza, contain cross-default provisions that would be triggered in the event of a default under the Western Plaza First Mortgage Loan. In the event such cross-default provisions were triggered, the holders of the Mezzanine Loan could elect to accelerate such debt and the holders of the bonds could elect to put such obligations to us at a price equal to par plus accrued interest. See "Going Concern" for additional information.

     The scheduled principal maturities of the Adjusted Indebtedness and related average interest rates by year of maturity as of December 31, 2001 were as follows:

--------------------------------------------------------------------------------
                                               Average
                                               Interest              Principal
Years Ended December 31,                        Rate                 Maturities
--------------------------------------------------------------------------------
2002                                             12.78%              $  48,479
2003                                              9.22%                501,444
2004                                              7.75%                 22,223
2005                                              7.92%                 51,147
2006                                              8.76%                121,931
Thereafter                                        7.74%                109,878
                                                 -----               ---------
                                                  9.05%              $ 855,102
                                                 =====               =========

================================================================================

Guarantees of Indebtedness of Others

     We are a guarantor or otherwise obligated with respect to an aggregate of $12,435 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"), including $10,000 of obligations under a secured credit facility (the "HGP Secured Credit Facility"). HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. in June, 1998.

     The HGP Secured Credit Facility bore interest at a rate of 30-day LIBOR plus 1.90%, was collateralized by five properties located throughout the United States and matured on July 11, 2001. On August 2, 2001, HGP announced it had refinanced one of the properties in the HGP Secured Credit Facility and used the proceeds from the new first mortgage loan to reduce the principal balance of the HGP Secured Credit Facility. Simultaneously, HGP obtained an extension to the remaining principal balance of approximately $33,500, including a 2% extension fee, on the HGP Secured Credit Facility through July 11, 2002. Commencing on the extension date, the HGP Secured Credit Facility bears interest at a rate of 30-day LIBOR (but not less than 4.10%) plus 3.95%, requires monthly principal amortization of $225, and is collateralized by four properties located throughout the United States. We confirmed our obligations as guarantor with respect to the HGP Secured Credit Facility in connection with the extension and partial pay-down. No claims have been made against our guaranty by the HGP Secured Credit Facility lender. On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of $45,500 secured by six of its other outlet centers. Such defaults are not defaults under the HGP Secured Credit Facility or any other facility guaranteed by us.

     We, through affiliates, hold a 51% interest in the owner of Phases II and III of an outlet center located in Bellport, New York (the "Bellport Outlet Center"). We account for our interest in Phases II and III of the Bellport Outlet Center in accordance with the equity method of accounting. On May 1, 2001, the recourse first mortgage loan on Phases II and III of the Bellport Outlet Center of $7,795 matured. On May 21, 2001, we, on behalf of the owner, made a principal payment of $2,295 to the lender in exchange for a modification to the terms and a one-year extension of the maturity of this mortgage indebtedness. The outstanding balance of the first mortgage loan was $5,500 as of December 31, 2001. We plan to sell this property to repay the outstanding balance in full. If we are unable to consummate a sale of the property, we will attempt to either refinance or extend the maturity of such indebtedness on terms acceptable to us. There can be no assurance that we will be successful in obtaining the required amount of funds for the maturing indebtedness or that the terms of any potential sale, refinancing or extension of the maturity will be as favorable as we have experienced in prior periods or otherwise acceptable to us. As of December 31, 2001, the carrying value of our investment in Phases II and III of the Bellport Outlet Center was $1,689, which is included in investments in unconsolidated partnerships in the Consolidated Balance Sheet.

     On April 1, 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. which released Horizon from its future obligations under its long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii, in connection with the formation of a joint venture with certain affiliates of Castle & Cooke, Inc. ("Castle & Cooke") to operate such property. Under the terms of the agreement, Castle & Cooke Properties, Inc., the landlord of the project and an affiliate of Castle & Cooke, released Horizon from any continuing obligations under the lease, which expires in 2045, in exchange for Horizon's conveyance to the joint venture of its rights and obligations under such lease. The agreement also provided that Horizon transfer to such joint venture substantially all of Horizon's economic interest in its outlet center in Lake Elsinore, California together with legal title to vacant property located adjacent to the center. We held a small minority interest in the joint venture but had no obligation or commitment with respect to the post-closing operations of the Dole Cannery project. On August 15, 2000, we exercised our option under the operating agreement of the joint venture and transferred our entire interest in the joint venture to a Castle & Cooke subsidiary.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $33,235 as of December 31, 2001. These non-recourse mortgage loans which are held by New York Life Investment LLC ("New York Life") are cross-collateralized by Prime Outlets at Jeffersonville II, located in Jeffersonville, Ohio, and Prime Outlets at Conroe, located in Conroe, Texas.

     Effective January 1, 2002, New York Life foreclosed on Prime Outlets at Conroe. We remain in discussions with New York Life regarding the transfer of our ownership interest in Prime Outlets at Jeffersonville II. During 2001, excess cash flow from the operations of these centers was utilized for debt service on the two non-recourse loans. Accordingly, we believe the foreclosure sale of Prime Outlets at Conroe and the potential transfer of our ownership interest in Prime Outlets at Jeffersonville II will not have a material impact on our results of operations or financial condition.

Defaults  on  Certain  Non-recourse   Mortgage  Indebtedness  of  Unconsolidated
Partnerships

     Two mortgage loans related to projects in which we, through subsidiaries, indirectly own joint venture interests have matured and are in default. The mortgage loans, at the time of default, were (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on Oxnard Factory Outlet, an outlet center located in Oxnard, California, held by Fru-Con. An affiliate of ours has a 50% ownership interest in the partnership which owns Phase I of the Bellport Outlet Center. Fru-Con and us are each a 50% partner in the partnership that owns the Oxnard Factory Outlet.

     Union Labor filed for foreclosure on Phase I of the Bellport Outlet Center and a receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing and leasing Phase I of the Bellport Outlet Center. We continue to negotiate the terms of a transfer of our ownership interest in Oxnard Factory Outlet to Fru-Con. We do not manage or lease Oxnard Factory Outlet.

     We believe neither of these mortgage loans is recourse to us. It is possible, however, that either or both of the respective lenders will, after completing its foreclosure action, file a lawsuit seeking to collect from us the difference between the value of the mortgaged property and the amount due under the loan. If such an action is brought, the outcome, and our ultimate liability, if any, cannot be predicted at this time. In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in
(i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of December 31, 2001, the carrying value of our investment in these properties was $0. Therefore, we do not believe the existing defaults under these loans or any related foreclosures on the mortgaged prperties will have a material impact on our results of operations or financial condition.

Note 7 -- Minority Interests

     In conjunction with the formation of the Operating Partnership and us, the predecessor owners contributed interests in certain properties to the Operating Partnership and, in exchange, received 8,505,472 limited partnership interests in the Operating Partnership ("Common Units"). Additionally, 3,782,121 Common Units were issued in June 1998 in connection with our merger with Horizon Group, Inc.. Subject to certain conditions, each Common Unit held by a Limited Partner may be exchanged for one share of Common Stock or, at our option, cash equal to the fair market value of a share of Common Stock at the time of exchange.

     During 2001, no Common Units were exchanged for shares of Common Stock. During 2000 and 1999, 29,296 and 471,923 Common Units, respectively, were exchanged for shares of Common Stock. As of December 31, 2001, 10,810,912 Common Units were issued and outstanding. Minority interests also includes interests in two property partnerships that are not wholly owned by the Company. During the years ended December 31, 2001, 2000, and 1999, expenses totaling $1,981, $2,928, and $11,752, respectively, related solely to our operation were allocated only to the common shareholders. Such allocation is consistent with the federal and state tax treatment of these expenses.

     During the years ended December 31, 2001 and 2000, the loss allocated to minority interests totaled $408 and $738, respectively. During the year ended December 31, 1999, income allocated to minority interests totaled $2,339, net of an $887 allocation of extraordinary losses. In addition, during 1999 cash distributions and losses allocated to minority interests reduced the minority interests' balance related to Common Units to zero. After reducing the minority interests' balance to zero, cash distributions, if any, related to Common Units are treated as income allocated to minority interests.

Note 8 -- Shareholders' Equity

     We are authorized to issue up to (i) 150,000,000 shares of common stock and
(ii) 24,315,000 shares of preferred stock in one or more series. At December 31, 2001, 43,577,916 shares of common stock, 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock were issued and outstanding.

     The Series A Senior Preferred Stock and Series B Convertible Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon.

     Dividends, if declared, on the Series A Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends, if declared, on the Series B Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or (ii) the dividends on the number of shares of Common Stock into which a share of Series B Convertible Preferred Stock will be convertible at the conversion price of $20.90 per share of Common Stock. At December 31, 2001, there were 9,363,786 shares of Common Stock reserved for future issuance upon conversion of the Series B Convertible Preferred Stock.

     We have the right to redeem the Series A Senior Preferred Stock and the Series B Convertible Preferred Stock beginning on and after March 31, 1999 at $26.75 and $27.125 per share, respectively, plus the amount equal to any accrued and unpaid dividends thereon. The redemption price decreases incrementally each year thereafter through March 31, 2004, at which date the redemption price is fixed at $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon.

     On March 31, 1999, we entered into an agreement providing for the repurchase of all of our outstanding shares of Series C Preferred Stock for $43,636 or $10.00 per share. The agreement provided for the repurchase to occur in two stages. In the first stage, on March 31, 1999, we repurchased 3,300,000 shares of the Series C Preferred Stock in exchange for the issuance of a 12.0% fixed rate $33,000 unsecured promissory note which was repaid on September 29, 1999. In the second stage, we repurchased the remaining 1,063,636 outstanding shares of our Series C Preferred Stock for an aggregate purchase price of $10,636 on September 29, 1999.

     During the year ended December 31, 1999, a redemption discount of $13,388 representing the excess of the carrying amount of the Series C Preferred Stock over its redemption amount is reflected in the Consolidated Statements of Operations as a loss allocated to preferred shareholders.

     To qualify as a REIT for federal income tax purposes, we are required to pay distributions to our common and preferred shareholders of at least 90% of our REIT taxable income in addition to satisfying other requirements. Although we intend to make necessary distributions to remain qualified as a REIT under the Code, we also intend to retain such amounts as we consider necessary from time to time for our capital and liquidity needs.

     Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. We are currently in arrears on nine quarters of preferred stock distributions due February 15, 2000 through February 15, 2002, respectively.

     We are prohibited from paying dividends or distributions except to the extent necessary to maintain our REIT status under the terms of our Mezzanine Loan (see Note 6 - "Bonds and Notes Payable" for additional information). In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of December 31, 2001, unpaid dividends for the period beginning on November 16, 1999 through December 31, 2001 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $12,830 and $35,349, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2001 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

     Our Amended and Restated Articles of Incorporation state, "whenever dividends payable on the Preferred Stock shall be in arrears for six or more consecutive quarterly periods, then the holders of Preferred Stock, voting together as a single class, shall be entitled at the next meeting of stockholders or at any special meeting called for such purpose, to elect two additional directors to the Company's Board of Directors until the full dividends accumulated on all outstanding shares of the Preferred Stock have been paid in full or declared and a sum of money sufficient for the prepayment thereof set aside for payment."

     On December 6, 2001, a meeting (the "Special Meeting") of the holders of shares of our Series A Senior Preferred Stock and Series B Convertible Preferred Stock, (together, the "Preferred Stock") was held for the purpose of electing two additional directors to our Board of Directors. The Special Meeting was adjourned to allow sufficient time to tabulate the votes. On December 11, 2001, the Special Meeting was reconvened and Howard Amster and Robert H. Kanner were elected to serve as members of the Board of Directors.

Note 9 -- Stock Incentive Plans

     Under various plans, we may grant stock options and other awards to executive officers, other key employees, outside directors and consultants. The exercise price for stock options granted is no less than the fair market value of our common stock on the date of grant. In general, stock options are fully vested on the date of grant and have a term of 10 years. In certain cases stock options granted become exercisable over periods up to six years.

     During 2001, we granted options to an executive officer to purchase 300,000 shares of common stock at $2.00 per share. These options, which have a term of 10 years, were fully vested on the date of grant. During 2000, we granted options to executive officers and other key employees to purchase 1,087,600 shares of common stock at $2.00 per share. These options, which have a term of 10 years, were 50% vested as of December 31, 2000 and fully vested on June 30, 2001. Additionally, during 2000, we awarded 180,000 shares of restricted common stock and granted options to outside directors to purchase 420,0000 shares of common stock at $1.69 per share. The restricted common stock was fully vested as of September 1, 2000. The options, which have a term of 10 years, vested pro-ratably on a monthly basis from May 1, 2000 through February 1, 2001.

     During 1999, we awarded 135,955 shares of restricted common stock to certain executive officers. These awards were 25% vested on the date of grant. The restricted shares vest an additional 25% annually until fully vested. In 1999, we also awarded 24,000 shares of restricted common stock and granted options to outside directors to purchase 85,000 shares of common stock at $9.85 per share. These awards were fully vested at the grant date. The options have a term of 10 years.

     We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for employee stock option grants. If we had elected to recognize compensation based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, unaudited pro forma net income (loss) and earnings per share would have been as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              2001               2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Loss before extraordinary loss                                                    $  (98,209)        $ (139,910)          $ (31,376)
Extraordinary loss                                                                         -             (4,206)             (3,518)
                                                                                  ----------         ----------           ---------
Net loss                                                                          $  (98,209)        $ (144,116)          $ (34,894)
                                                                                  ==========         ==========           =========
Net loss applicable to common shares                                              $ (120,881)        $ (166,788)          $ (44,856)
                                                                                  ==========         ==========           =========
Basic loss per common share:
  Loss before extraordinary loss                                                  $    (2.77)        $    (3.73)          $   (0.96)
  Extraordinary loss                                                                       -              (0.10)              (0.08)
                                                                                  ----------         ----------           ---------
     Net loss                                                                     $    (2.77)        $    (3.83)          $   (1.04)
                                                                                  ==========         ==========           =========

Diluted loss per common share:
  Loss before extraordinary loss                                                  $    (2.77)        $    (3.73)          $   (1.22)
  Extraordinary loss                                                                       -              (0.10)              (0.08)
                                                                                  ----------         ----------           ---------
     Net loss                                                                     $    (2.77)        $    (3.83)          $   (1.30)
                                                                                  ==========         ==========           =========
====================================================================================================================================

     The fair value for these options was estimated at the date of grant using a
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                               2001               2000                1999
------------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                 5.0%               5.0%                6.4%
Dividend yield                                                                          0.0%               0.0%               21.0%
Volatility factor                                                                       0.37               0.87                0.37
Weighted average life (in years)                                                       10.0               10.0                10.0
====================================================================================================================================

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

     A summary of our stock option plans for the years ended December 31 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                   2001                               2000                           1999
                                         ------------------------------    ------------------------------   ------------------------
                                                          Weighted                        Weighted                          Weighted
                                                          Average                         Average                           Average
                                                          Exercise                        Exercise                          Exercise
                                          Shares          Price            Shares         Price             Shares          Price
------------------------------------------------------------------------------------------------------------------------------------
Beginning of year                        4,131,056       $ 11.84          3,280,317        $ 14.12         3,811,067        $  14.90
Granted                                    300,000          2.00          1,507,600           1.91            85,000            9.85
Cancelled                                  (42,300)         4.09           (656,861)         12.13          (615,750)          18.37
                                         ---------       -------          ---------        -------         ---------        --------
End of year                              4,388,756       $  9.49          4,131,056        $  9.98         3,280,317        $  14.12
                                         =========       =======          =========        =======         =========        ========

Exercisable - end of year                3,998,756       $ 10.10          3,276,987        $ 11.84         2,900,314        $  14.22
                                         =========       =======          =========        =======         =========        ========
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Options Outstanding                      Options Exercisable
                                                      ------------------------------------------   ---------------------------------
                                                                   Weighted          Weighted                           Weighted
                                                                   Average           Average                            Average
                                                                   Remaining         Exercise                           Exercise
Range of Exercise Price                               Shares      Life in Years       Price           Shares            Price
------------------------------------------------------------------------------------------------------------------------------------
$1.69 to $2.00                                        1,725,250         6.1           $ 1.92        1,375,250            $  1.90
$8.50                                                    60,000         7.6             8.50           60,000               8.50
$11.15 to $13.09                                      1,962,606         3.8            12.50        1,962,606              12.50
$13.60 to $14.19                                        262,490         5.8            13.91          222,490              13.85
$19.00                                                   30,000         2.2            19.00           30,000              19.00
$23.53                                                   13,788         4.3            23.53           13,788              23.53
$24.55 to $26.57                                        334,622         0.3            26.11          334,622              26.11
                                                      ---------         ---           ------        ---------            -------
  Total                                               4,388,756         4.6           $ 9.49        3,998,756            $ 10.10
                                                      =========         ===           ======        =========            =======
====================================================================================================================================

     The weighted fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $0 per share, $0 per share and $0.96 per share, respectively. Under our various plans there were 1,170,986 and 1,428,686 shares reserved for future grants at December 31, 2001 and 2000, respectively.

Note 10 -- Lease Agreements

     We sold Prime Outlets at Hagerstown to the Prime/Estein Venture on January 11, 2002 and commencing on that date account for our remaining 30% ownership interest in accordance with the equity method of accounting (see "Note 3 - "Property Dispositions" for additional information). Non-recourse mortgage loans on Prime Outlets at Conroe and Prime Outlets at Jeffersonville II are cross-collateralized. Effective January 1, 2002, the lender foreclosed on Prime Outlets at Conroe. The lender and we remain in discussions regarding the transfer of our ownership interest in Prime Outlets at Jeffersonville II. See
Note 6 - "Bonds and Notes Payable" for additional information. Accordingly, the following disclosures exclude the lease agreements related to these properties.

     We are the lessors of retail and office space under operating leases with lease terms that expire from 2002 to 2026. Most leases are renewable for five years at the lessee's option. Future minimum base rent to be received under noncancelable operating leases as of December 31, 2001 were as follows:

--------------------------------------------------------------------------------
Years Ended December 31,
--------------------------------------------------------------------------------
2002                                                                   $ 117,910
2003                                                                      90,904
2004                                                                      66,624
2005                                                                      45,196
2006                                                                      28,445
Thereafter                                                                65,434
                                                                       ---------
                                                                       $ 414,513
                                                                       =========
================================================================================

     We lease certain land, buildings, and equipment under various noncancelable operating lease agreements. Rental expense for operating leases was $1,782, $2,988, and $3,699 for the years ended December 31, 2001, 2000, and 1999, respectively. Future minimum rental payments by year and in the aggregate, payable under these noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2001 consisted of the following:

--------------------------------------------------------------------------------
Years Ended December 31,
--------------------------------------------------------------------------------
2002                                                                    $  1,668
2003                                                                       1,250
2004                                                                         392
2005                                                                         286
2006                                                                         216
Thereafter                                                                 5,376
                                                                        --------
                                                                        $  9,188
                                                                        ========
================================================================================

Note 11-- Special Charges

     During the third quarter of 2001, we determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that four of our wholly owned properties were permanently impaired. As a result, we recorded a third quarter provision for asset impairment aggregating $63,026, representing the write-down of the carrying value of these properties to their estimated fair value in accordance with the requirements of SFAS No. 121.

     During 2000, we established a formal plan to sell three of our wholly-owned properties and, accordingly, reclassified their respective carrying values to assets held for sale. In accordance with the requirements of SFAS No. 121, we incurred a provision for asset impairment of $28,047 to reduce the carrying value of these properties classified as held for sale to their estimated sales value, less cost to dispose. The aggregate carrying value of these properties as of December 31, 2000 was $43,230. Total revenues and expenses for the operating properties classified as held for sale were $6,354 and $6,697, respectively, for the year ended December 31, 2000.

     Additionally, we also determined that certain events and circumstances had occurred during 2000, including reduced occupancy and limited leasing success, which indicated that four wholly owned properties and two joint venture properties were permanently impaired. Furthermore, our results of operations for 2000 include a provision for asset impairment aggregating $40,616 representing the write-down of the carrying values of these permanently impaired properties to their estimated fair value in accordance with SFAS No. 121.

     The operating results for our Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations. We ceased operations of our Designer Connection outlet stores in 2000.

     On April 12, 2000, we announced that we had been unable to conclude an agreement to transfer ownership of ours wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. In connection with the discontinuance of eOutlets.com, we incurred a non-recurring loss of $14,703 which includes (i) the write-off of $3,497 of costs capitalized during 1999 and (ii) $11,206 of costs incurred during the year ended December 31, 2000. In addition, during 1999 we incurred expenses of $3,500 related to organizational and start-up expenditures of eOutlets.com which are reflected in corporate general and administrative expenses in the Consolidated Statements of Operations.

     When accounting for 1999, we determined that certain events and circumstances had occurred during 1999, including limited leasing success and revised occupancy estimates, which indicated two of our outlet centers (Prime Outlets at Jeffersonville II and Prime Outlets at Oxnard) were permanently impaired. Accordingly, the results of operations for 1999 include a provision for asset impairment of $15,842 representing the write-down of the carrying values of these assets to their estimated fair value in accordance with SFAS No.
121. Additionally, when accounting for 1999, we recorded a provision for abandoned projects of $16,039 based on management's determination that as of December 31, 1999, our pre-development efforts associated with certain projects were no longer viable.

     The operating results for our Designer Connection outlet stores are reflected in loss on Designer Connection in the Consolidated Statements of Operations for all periods presented. When accounting for 1999, because we decided to discontinue the operations of our Designer Connection outlet stores, we recorded non-recurring charges aggregating $3,659 including (i) $1,659 related to the write-off of costs associated with a web-site for Designer Connection and (ii) $2,000 of costs to cover the expected cash and non-cash costs of the closure. The cash and non-cash costs of the closure primarily consisted of (i) employee termination costs, (ii) lease obligations, and (iii) the write-down of assets to their net realizable value. The operations of Designer Connection outlet stores ceased in 2000.

Note 12 -- Risk Management Activities

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes and, therefore, employ established policies and procedures to manage our exposure to interest rate changes. We use a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs.

     In certain circumstances, we use derivative financial instruments to manage interest rate risk associated with our variable rate debt. In such cases, we purchase interest rate protection agreements, such as caps, which are designated as hedges for underlying variable rate debt obligations. We do not hold derivative financial instruments for trading purposes.

     The interest rate caps specifically limit our interest costs with an upper limit on the underlying interest rate index. The cost of such contracts are included in deferred charges and are being amortized as a component of interest expense over the life of the contracts. Amounts earned from interest rate protection contracts, if any, are recorded as a reduction of interest expense. We are exposed to credit losses in the event of counterparty nonperformance, but do not anticipate any such losses based on the creditworthiness of the counterparties.

     On December 22, 2000, we purchased an interest rate cap with a notional amount of $90,000 to hedge our Mezzanine Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. The notional amount of this interest rate cap amortizes monthly based on estimated principal repayments on the Mezzanine Loan. Additionally, on December 22, 2000, we also purchased an interest rate cap with a notional amount of $20,000 to hedge our $20,000 Puerto Rico First Mortgage Loan that was funded on the same date. The interest rate cap has a three-year term with a strike price of 8.00% based on 30-day LIBOR. See Note 6 - "Bonds and Notes Payable" for additional information.

     Although derivative financial instruments are an important component of our interest rate management program, their incremental effect on interest expense for the years ended December 31, 2001, 2000 and 1999 was not material.

Economic Conditions

     Most of our tenants' leases contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling us to receive percentage rentals based on merchants' gross sales. Most of the leases require tenants to pay their proportionate share of all operating expenses, including common area maintenance, real estate taxes and promotion, thereby reducing our exposure to increased costs and operating expenses resulting from inflation.

Note 13 -- Legal Proceedings

     Except as described below, neither we nor any of our properties are currently subject to any material litigation nor, to our knowledge, is any material or other litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

     Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates (collectively, the "Mikasa Plaintiffs") filed a lawsuit against the Company and various affiliates in Superior Court of New Jersey on March 29, 2001. The Mikasa Plaintiffs assert a number of causes of action in which they allege that the Company and its affiliates breached various provisions in the Mikasa Plaintiffs' leases and, as a result, overcharged the Mikasa Plaintiffs for common area maintenance and similar charges ("CAM") and promotion fund charges at various centers where the Mikasa Plaintiffs are tenants. The Company filed a motion to dismiss the complaint on behalf of the Company's affiliates who entered into leases with the Mikasa Plaintiffs, based on lack of jurisdiction. The motion was granted, but the Mikasa Plaintiffs filed a motion for reconsideration, upon which the court has not ruled. The remaining defendants, Prime Retail, Inc. and Prime Retail, L.P., have answered the complaint. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

     On July 6, 2001, affiliates of the Company brought an action in the Circuit Court for Washington County, Maryland against Melru Corporation, which operates under the trade name Jones New York, alleging that Melru Corporation owed past due rent in connection with 43 leases. Melru Corporation, in response to the collection action filed by certain affiliates of the Company, filed on October 15, 2001 several counterclaims against the Company and its affiliates in which it alleges that the Company and its affiliates overcharged Melru Corporation for CAM and promotion fund charges. In addition, Melru Corporation alleges that an affiliate of the Company fraudulently induced Melru Corporation to enter into a lease and that another affiliate violated its lease with Melru Corporation by failing to maintain required occupancy levels at the shopping center it owns. The Company and its affiliates have not filed their response to the Melru Corporation counterclaims. The outcome of the Melru Corporation counterclaims, and the ultimate liability of the Company and its affiliates, if any, cannot be predicted at this time.

     In addition to the Mikasa Plaintiffs and Melru Corporation, other tenants, including Design's Inc. and Brown Group Retail, Inc., in the Company's affiliates' outlet centers have made or may make allegations concerning overcharging for CAM and promotion fund charges similar to those made by the Mikasa Plaintiffs and Melru Corporation. No other such tenant, however, has filed a suit. It is too early to make any predictions as to whether the Company or its affiliates may be found liable with respect to such other tenants, or to predict damages should liability be found.

     The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. Briefs were submitted and oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. The Fourth Circuit received the briefs, but has not yet ruled. The Company believes that it has acted properly and will continue to defend this lawsuit vigorously. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

     Affiliates of the Company routinely file lawsuits to collect past due rent from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question has defaulted under the tenant's lease, has overcharged the tenant for CAM and promotion fund charges, or has failed to maintain or market the outlet center in question as required by the lease. Usually such counterclaims are without merit. In response to such counterclaims the Company's affiliates usually continue to pursue their collection or eviction actions and defend against the counterclaims. Despite the fact that the Company and its affiliates believe such counterclaims are without merit and defend against them vigorously, the outcome of all such counterclaims, and thus the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

     Since October 13, 2000 there have been eight complaints filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are Glenn D. Reschke, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a former director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints have been brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated amended complaint captioned The Marsh Group, et al. v. Prime Retail, Inc., et al. dated May 21, 2001 was filed. The Company and the individual defendants filed a motion to dismiss the complaint, which was granted on November 8, 2001. The plaintiffs appealed the matter to the Fourth Circuit. The appeal is now pending. The Company believes that the claims are without merit and will defend vigorously against the appeal. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

     Several entities (the "eOutlets Plaintiffs") have filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against the Company and its affiliates. The eOutlets Plaintiffs seek to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theories that the Company guaranteed the obligations of eOutlets and that the Company was the "alter-ego" of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the eOutlets Lawsuits. The Company believes that it is not liable to the eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. The Company will continue to defend all eOutlets Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. The trustee for E-Outlets Resolution Corp. has notified the Company that he is contemplating an action against the Company and the Operating Partnership in which he may assert that E-Outlets Resolution Corp. was the "alter-ego" of the Company and the Operating Partnership and that, as a result, the Company and the Operating Partnership are liable for the debts of E-Outlets Resolution Corp. If the trustee pursues such an action, the Company and the Operating Partnership will defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. The outcome of the eOutlets Lawsuits, and the ultimate liability of the Company in connection with the eOutlets Lawsuits and related claims, if any, cannot be predicted at this time.

     In May, 2001, the Company, through affiliates, filed suit against Fru-Con Construction, Inc. ("FCC"), the lender on Prime Outlets at New River ("New River") as a result of FCC's foreclosure of New River due to the maturation of the loan. The Company and its affiliates allege that they have been damaged due to FCC's failure to dispose of the collateral in a commercially reasonable manner. The Company, through affiliates, has also filed suit against The Fru-Con Projects, Inc. ("Fru-Con"), a partner in Arizona Factory Shops Partnership and an affiliate of FCC. The Company and its affiliates allege that Fru-Con failed to use reasonable efforts to assist in obtaining refinancing. Fru-Con has claims pending against the Company and its affiliates, as part of the same suit, alleging that the Company and its affiliates breached their contract with Fru-Con by not allowing Fru-Con to participate in an outlet project in Sedona, Arizona (the "Sedona Project") and breached a management and leasing agreement by managing and leasing the Sedona Project. The Company believes its affiliates and it acted properly and FCC did not act properly. The Company and its affiliates will vigorously defend the claims filed against them and prosecute the claims they filed. However, the ultimate outcome of the suit, including the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

     The New York Stock Exchange ("NYSE") and the Securities and Exchange Commission have notified the Company that they are reviewing transactions in the stock of the Company prior to the Company's January 18, 2000 press release concerning financial matters. The initial notice of such review was received by the Company on March 13, 2000.

                               PRIME RETAIL, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                                 (in thousands)

                                                   Costs Capitalized
                                 Initial Cost        Subsequent to        Gross Amount at Which
                                 to Company           Acquisition         Carried at Close of Period
                                ----------------    ----------------     ----------------------------
                                        Bldgs &              Bldgs &               Bldgs &              Accumulated  Constructed (C)
Description        Encumbrances  Land   Improve     Land     Improve     Land     Improve      Total    Depreciation   Acquired  (A)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at
 Anderson          $  8,755   $  1,125  $ 11,036    $     -   $    468  $  1,125  $   11,504  $   12,629  $  1,272   Dec. 1997  (A)
Prime Outlets at
 Bend                 7,504      2,560     8,476      1,101      4,722     3,661      13,198      16,859     1,830   Feb. 1997  (A)
Prime Outlets at
 Burlington          13,828      3,694    21,370          -         61     3,694      21,431      25,125     2,888   Jun. 1998  (A)
Prime Outlets at
 Calhoun             17,816      3,839    24,551          -        245     3,839      24,796      28,635     3,832   Jun. 1998  (A)
Prime Outlets at
 Castle Rock         34,593      4,424    47,200      2,717     15,309     7,141      62,509      69,650    15,324   Mar. 1994  (A)
Prime Outlets at
 Conroe              15,621        405    18,714          -        197       405      18,911      19,316     2,999   Jun. 1998  (A)
Prime Outlets at
 Darien              24,380          -         -      3,015     13,319     3,015      13,319      16,334     7,917   Jul. 1995  (C)
Prime Outlets at
 Edinburgh           16,456      2,726    37,952          -      1,275     2,726      39,227      41,953     5,585   Jun. 1998  (A)
Prime Outlets at
 Ellenton            28,333          -         -      5,457     49,469     5,457      49,469      54,926    13,196   Oct. 1991  (C)
Prime Outlets at
 Florida City        15,045          -         -      4,275      8,460     4,275       8,460      12,735     6,058   Sept. 1994 (C)
Prime Outlets at
 Fremont             13,291      3,250    24,096          -        146     3,250      24,242      27,492     3,185   Jun. 1998  (A)
Prime Outlets at
 Gaffney             31,209          -         -      1,886     33,075     1,886      33,075      34,961     7,841   Nov. 1996  (C)
Prime Outlets at
 Gainesville         20,042          -         -      1,100     15,302     1,100      15,302      16,402     9,188   Aug. 1993  (C)
Prime Outlets at
 Grove City          39,754      1,123    58,630        791      2,539     1,914      61,169      63,083    10,488   Nov. 1996  (A)
Prime Outlets at
 Gulfport            19,218          -         -          -     35,460         -      35,460      35,460     8,746   Oct. 1995  (C)
Prime Outlets at
 Hillsboro           29,563      7,121    50,894          -        588     7,121      51,482      58,603     6,462   Jun. 1998  (A)
Prime Outlets at
 Huntley             17,132          -         -      1,970     17,826     1,970      17,826      19,796     8,845   Sept. 1994 (C)
Prime Outlets at
 Jeffersonville I    25,533        843    31,084        196     14,990     1,039      46,074      47,113    11,679   Mar. 1994  (A)
Prime Outlets at
 Jeffersonville II   17,938        174    21,058          -    (14,137)      174       6,921       7,095     3,007   Jun. 1998  (A)
Prime Outlets at
 Kenosha             22,721      6,995    39,558        106      4,646     7,101      44,204      51,305     5,772   Jun. 1998  (A)
Prime Outlets at
 Latham               1,453        507     1,476          -       (975)      507         501       1,008       117   Oct. 1997  (A)
Prime Outlets at
 Lebanon             25,039          -         -      2,689     31,820     2,689      31,820      34,509     5,979   Apr. 1998  (C)
Prime Outlets at
 Lee                 26,855      8,035    31,656          -      1,364     8,035      33,020      41,055     6,721   Jun. 1998  (A)
Prime Outlets at
 Lodi                25,287      1,013    21,455        706     14,022     1,719      35,477      37,196     7,242   Sept. 1997 (A)
Prime Outlets at
 Loveland            21,951      6,400    33,244          -        323     6,400      33,567      39,967     8,189   Nov. 1996  (A)
Melrose Place         1,935          -         -        499      1,828       499       1,828       2,327       846   Aug. 1987  (C)

                                                   Costs Capitalized
                                 Initial Cost        Subsequent to        Gross Amount at Which
                                 to Company           Acquisition         Carried at Close of Period
                                ----------------    ----------------     ----------------------------
                                        Bldgs &              Bldgs &               Bldgs &              Accumulated  Constructed (C)
Description        Encumbrances  Land   Improve     Land     Improve     Land     Improve      Total    Depreciation   Acquired  (A)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at
 Morrisville          9,067          -         -      2,502     21,181     2,502      21,181      23,683     6,400   Oct. 1991  (C)
Prime Outlets at
 Naples              10,433      2,753    15,602          5      2,919     2,758      18,521      21,279     3,683   Mar. 1994  (A)
Prime Outlets at
 Niagara Falls USA   61,488      7,247    82,842          -      1,736     7,247      84,578      91,825     9,100   Dec. 1997  (A)
Prime Outlets at
 Odessa              14,057        815    31,311          -    (12,488)      815      18,823      19,638     6,421   Nov. 1996  (A)
Prime Outlets at
 Oshkosh             13,681      2,160    26,895          -        364     2,160      27,259      29,419     4,081   Jun. 1998  (A)
Prime Outlets at
 Perryville           9,593      3,089    16,287          -      1,640     3,089      17,927      21,016     1,914   Jun. 1998  (A)
Prime Outlets at
 Pismo Beach         12,481      9,048    17,617          -         72     9,048      17,689      26,737     2,539   Jun. 1998  (A)
Prime Outlets at
 Post Falls          11,163      3,100    12,163          -     (7,637)    3,100       4,526       7,626     1,732   Feb. 1997  (A)
Prime Outlets at
 Puerto Rico         19,816          -         -      4,748     45,651     4,748      45,651      50,399     1,917   Jul. 2000  (C)
Prime Outlets at
 Queenstown          18,190      4,422    35,592          -        693     4,422      36,285      40,707     4,001   Jun. 1998  (A)
Prime Outlets at
 San Marcos          38,052          -         -      1,995     46,341     1,995      46,341      48,336    15,729   Aug. 1990  (C)
Prime Outlets at
 San Marcos           2,992          -         -      4,468     17,691     4,468      17,691      22,159     1,475   Nov. 1999  (C)
Prime Outlets at
 Sedona               6,660      1,924     9,099        750        481     2,674       9,580      12,254     1,250   Feb. 1997  (A)
Prime Outlets at
 Tracy               12,721      6,170    16,715          -        336     6,170      17,051      23,221     2,698   Jun. 1998  (A)
Prime Outlets at
 Vero Beach          25,591      4,530    41,878          -      1,678     4,530      43,556      48,086     5,952   Jun. 1998  (A)
Prime Outlets at
 Warehouse Row       23,040          -         -      1,174     33,317     1,174      33,317      34,491    14,274   Nov. 1989  (C)
Western Plaza         9,972          -         -      2,000      7,138     2,000       7,138       9,138     1,759   Jun. 1993  (A)
Prime Outlets at
 Woodbury            17,061      2,528    27,645          -    (14,477)    2,528      13,168      15,696     3,032   Jun. 1998  (A)
                                                                                                                       -   Under
Property Under
 Development              -          -         -      2,293      2,468     2,293       2,468       4,761         -   Construction
                                                                                                                       Mar. 1994-
Other Property       62,079          -     1,588          -      8,015         -       9,603       9,603     4,959   Dec. 1999  (A)
                   --------   --------  --------   --------   --------  --------  ----------  ----------  --------
                   $899,389   $102,020  $817,684   $ 46,443   $409,461  $148,463  $1,227,145  $1,375,608  $258,124
                   ========   ========  ========   ========   ========  ========  ==========  ==========  ========

     At December 31, 2001, the Company had transferred Prime Outlets at Hagerstown (encumbrance of $58,078) to assets held for sale (carrying value of $54,628).

                               PRIME RETAIL, INC.
        Notes to Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2001

                                 (in thousands)

Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which are as follows:

    Land improvements                                      20 years
    Buildings and improvements                             Principally 40 years
    Tenant improvements                                    Term of related lease
    Furniture and equipment                                5 years

The aggregate cost for federal income tax purposes was $1,306,123 at December 31, 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Investment in Rental Property
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                              2001                2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                       $ 1,493,107         $ 1,826,551        $ 2,015,722
Retirements                                                                           (7,406)             (6,281)            (4,727)
Improvements                                                                          16,013              51,833             89,969
Dispositions                                                                            (416)           (309,942)          (138,321)
Transfer (to) from assets held for sale, net                                         (62,664)             (4,513)          (108,968)
Provision for asset impairment                                                       (63,026)            (64,541)           (13,572)
Provision for abandoned projects                                                           -                   -            (13,552)
                                                                                 -----------         -----------        -----------
Balance, end of year                                                             $ 1,375,608         $ 1,493,107        $ 1,826,551
                                                                                 ===========         ===========        ===========
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                              2001                2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                         $ 217,569           $ 183,954          $ 127,747
Retirements                                                                           (7,406)             (6,281)            (4,727)
Other                                                                                      -                (818)               346
Dispositions                                                                               -             (23,469)            (6,787)
Transfer (to) from assets held for sale, net                                          (8,036)             (2,672)            (5,502)
Depreciation expense                                                                  55,997              66,855             72,877
                                                                                   ---------           ---------          ---------
Balance, end of year                                                               $ 258,124           $ 217,569          $ 183,954
                                                                                   =========           =========          =========
====================================================================================================================================