Form 10-K/A
period 2001-12-31
PRIME RETAIL INC/BD/
filed 2002-04-30
CIK 911708

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2001

                                       OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition period from _____________ to _________________


                        COMMISSION FILE NUMBER: 001-13301
                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                MARYLAND                                   38-2559212
----------------------------------------       ---------------------------------
     (State or other jurisdiction of           (IRS employer identification no.)
      incorporation or organization)

         100 EAST PRATT STREET
         BALTIMORE, MD  21202                            (410) 234-0782
----------------------------------------       ---------------------------------
(Address of principal executive offices,         (Registrant's telephone number,
         including zip code)                          including area code)

                       -----------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                                          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
-------------------                                          ------------------------------------------
Common Stock, $0.01 par value                                 OTC Bulletin Board

10.5% Series A Cumulative Preferred Stock,                    OTC Bulletin Board
$0.01 par value

8.5% Series B Cumulative Participating Convertible            OTC Bulletin Board
Preferred Stock, $0.01 par value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                       -----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $7,844,024 on March 26, 2002 (based on the closing price per share as reported on the OTC Bulletin Board).

The number of shares of the registrant's Common Stock outstanding as of March 27, 2002 was 43,577,916.

                               PRIME RETAIL, INC.

                                   FORM 10-K/A

                                DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                                                                                               Page
PART III

Item. 10             Directors of the Registrant..............................................................  2

Item 11              Compensation of Executive Officers.......................................................  5

Item 12              Security Ownership of Directors, Named Executives and Certain Beneficial Owners..........  10

Item 13              Certain Relationships and Related Transactions...........................................  15

Signatures....................................................................................................  16


         Prime Retail, Inc.'s Annual Report on Form 10-K dated March 28, 2002 as filed with the Securities and Exchange Commission on March 28, 2002 is hereby amended by adding the following information.

                                    PART III

                      ITEM 10 - DIRECTORS OF THE REGISTRANT

         The following table sets forth the names, position and, as of April 30, 2002, ages of the Directors of Prime Retail, Inc.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                YEAR TERM OF
                                                                                OFFICE WILL                    SERVED AS A
             NAMES                AGE             POSITION                         EXPIRE                     DIRECTOR SINCE
---------------------------------------------------------------------------------------------------------------------------------
Governor James R. Thompson        65              Director                          2005                           1994
---------------------------------------------------------------------------------------------------------------------------------
Marvin S. Traub                   77              Director                          2005                           1994
---------------------------------------------------------------------------------------------------------------------------------
Glenn D. Reschke                  51   Chairman of the Board, Director              2003                           1997
---------------------------------------------------------------------------------------------------------------------------------
Michael W. Reschke                46              Director                          2003                           1994
---------------------------------------------------------------------------------------------------------------------------------
Howard Amster*                    54              Director                          2003                           2001
---------------------------------------------------------------------------------------------------------------------------------
Robert H. Kanner*                 54              Director                          2003                           2001
---------------------------------------------------------------------------------------------------------------------------------
Kenneth A. Randall                74              Director                          2004                           1994
---------------------------------------------------------------------------------------------------------------------------------
Sharon Sharp                      62              Director                          2004                           1997
---------------------------------------------------------------------------------------------------------------------------------

* Mr. Amster and Mr. Kanner were elected by the Company's preferred stockholders and will be subject to reelection by such stockholders.

         The following is a biographical summary, as of April 29, 2002, of each Director of Prime Retail, Inc.

         GOVERNOR JAMES R. THOMPSON. Governor James R. Thompson has been a Director of Prime Retail, Inc. since its inception in 1994. Governor Thompson has been the Chairman of, and a partner with, the law firm of Winston & Strawn since 1991. Prior to joining Winston & Strawn, Governor Thompson served as the Governor of Illinois from 1977 to 1991. Governor Thompson serves on the board of directors of FMC Corporation, FMC Technologies, Inc., Jefferson Smurfit Group plc, Prime Group Realty Trust, Navigant Consulting, Inc., Maximux, Inc., and Hollinger International, Inc. Governor Thompson received his Juris Doctorate degree from the Northwestern University Law School.

         MARVIN S. TRAUB. Marvin S. Traub has been a Director of Prime Retail, Inc. since its inception in 1994. Mr. Traub has been President of Marvin Traub & Associates ("MTA") since 1992. MTA is an international consulting firm with clients in France, Italy, the United Kingdom, China, Lebanon and the United States. In addition, Mr. Traub has been a Senior Advisor of Financo, Inc. since 1994. Prior to establishing MTA, Mr. Traub was Chairman of Bloomingdales from 1978 to 1992 and Vice Chairman of Federated Department Stores from 1988 to 1992. Mr. Traub was a director and Chairman of the Executive Committee of The Conran Stores, Inc. from 1992 to 1994. From 1998 to 2002 Mr. Traub was a director and Chairman of Fine Furniture Direct, Inc., in which Prime Retail, Inc. owns an interest. Fine Furniture Direct, Inc. filed for protection under federal bankruptcy laws on March 7, 2002. Mr. Traub received an M.B.A. degree (with distinction) from Harvard Business School after receiving a B.A. degree (magna cum laude) from Harvard University.

         GLENN D. RESCHKE. Glenn D. Reschke is President, Chief Executive Officer and Chairman of the Board of Directors of Prime Retail, Inc. Reporting to the Board of Directors, Mr. G. Reschke is responsible for all aspects of the Company, its 43 outlet centers and all its employees, including the leasing, operations, marketing, development, finance and administrative functions. In addition, Mr. G. Reschke is responsible for developing and implementing the long-term strategic goals and objectives of the Company as approved by the Board of Directors. Mr. G. Reschke has been a member of the Board of Directors since 1997. Mr. G. Reschke became President and Chief Operating Officer of the Company on October 6, 1999; acting Chief Executive Officer of the Company on February 25, 2000; and Chief Executive Officer and Chairman of the Board of Directors of the Company on July 19, 2000. From the inception of the Company in 1994 through October 6, 1999, Mr. G. Reschke served as Executive Vice President--Development and Acquisitions. Prior to his employment by the Company, Mr. G. Reschke worked for The Prime Group, Inc. ("PGI"), which he joined in 1983 and served as Vice President, Senior Vice President and Executive Vice President. Mr. G. Reschke was responsible for PGI's multi-family, senior housing, single family and land development divisions. Mr. G. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana. Mr. G. Reschke is the brother of Michael W. Reschke, Director of the Company.

         MICHAEL W. RESCHKE. Michael W. Reschke has been a Director of Prime Retail, Inc. since its inception in 1994. Mr. M. Reschke was Chairman of the Board of Directors of Prime Retail, Inc. from the Company's inception until July 19, 2000. On April 5, 2000,

Mr. M. Reschke relinquished his responsibilities as an executive officer and became the non-executive Chairman of the Board of Prime Retail, Inc.
Mr. M. Reschke founded The Prime Group, Inc. ("PGI") in 1981 and, since that time, has acted as PGI's Chairman, Chief Executive Officer, and President.
Mr. M. Reschke also is Chairman of the Board of Managers of Prime Outdoor
Group, L.L.C., a member of the Board of Directors of Horizon Group
Properties, Inc. (NasdaqSC: HGPI), and a trustee of the Board of Trustees of Prime Group Realty Trust (NYSE:PGE). Primestone Investment Partners, L.P., which is indirectly controlled by PGI (of which Mr. Reschke is Chairman, Chief Executive Officer and President and controlling shareholder), filed for protection under federal bankruptcy laws on November 19, 2001. Mr. M. Reschke received a Juris Doctorate degree (summa cum laude) from the University of Illinois after having received a B.A. degree (summa cum laude) in Accounting from Northern Illinois University. Mr. M. Reschke is licensed to practice law in the State of Illinois and is a certified public accountant. Mr. M. Reschke is a board member of World Business Chicago and a member of the National Real Estate Roundtable, the Chicago Development Council, the Chicago Economic Club, and the Urban Land Institute. Mr. M. Reschke is the brother of Glenn D. Reschke, Chairman of the Board, President and Chief Executive Officer of the Company.

         HOWARD AMSTER. Howard Amster has been a Director of Prime Retail, Inc. since he was elected by the preferred stockholders on December 11, 2001. Since June 2000, Mr. Amster has been a securities principal at Ramat Securities Ltd., a registered NASD securities broker/dealer. Since 1997, Mr. Amster has been the President of Pleasant Lake Apts. Corp., the general partner of Pleasant Lake Apts. Limited Partnership, a private owner and operator of apartment properties. From 1992 to June 2000, Mr. Amster was an investment consultant at First Union Securities Corp., formerly EVEREN Securities, formerly Kemper Securities Corp. Mr. Amster is currently a director of Maple Leaf Financial, Horizon Group Properties, Inc. (NasdaqSC:HGPI), Astrex, Inc. (OTC BB: ASXI.OB), Wilshire Financial Services Group, Inc. and First Bank of Beverly Hills FSB. From 1992 to 1998, Mr. Amster was a trustee of CleveTrust Realty Investment Trust, a publicly traded company that liquidated during 1997 and 1998.

         ROBERT H. KANNER. Robert H. Kanner has been a Director of Prime Retail, Inc. since he was elected by the preferred stockholders on December 11, 2001. Since 1983, Mr. Kanner has been a director and the President and Chief Executive Officer of Pubco Corporation (NASDAQ:PUBO), a manufacturer and marketer of labeling supplies, labeling devices, typewriters and typewriter supplies, computer printer supplies and products for the construction and related industries. From 1987 until the present, Mr. Kanner has also been the Chairman of Pubco Corporation. Mr. Kanner is currently a director of Wilshire Financial Services Group, Inc. From 1992 to 1998, Mr. Kanner was a trustee of CleveTrust Realty Investors, a publicly traded business trust that liquidated during 1997 and 1998. Mr. Kanner was a director of Riser Foods, Inc. from 1988 until its acquisition by Giant Eagle, Inc. in 1997.

         KENNETH A. RANDALL. Kenneth A. Randall has been a Director of Prime Retail, Inc. since its inception in 1994. Mr. Randall is Chairman of the Audit Committee of the Board of Directors. Mr. Randall was the Chairman of ICL Inc. from 1980 to 1982, the Vice Chairman of Northeast Bancorp, Inc. from 1977 to 1987, the Chairman and Chief Executive Officer of United Virginia Bankshares Incorporated from 1970 to 1976, and the Chairman of the FDIC from 1965 to 1970. Mr. Randall was President and Chief Executive Officer of The Conference Board, Inc. from 1976 to 1982. Mr. Randall currently serves on the board of directors of Dominion Resources, Inc. Mr. Randall also serves as trustee of the New York based Oppenheimer Mutual Funds. Other than serving as a member of various boards of directors, Mr. Randall has not had any other employment in the five years preceding the date of this Proxy Statement. Mr. Randall attended Weber State University and received a B.A. degree and an M.S. degree from Brigham Young University.

         SHARON SHARP. Sharon Sharp has been a Director of Prime Retail, Inc. since November 1997. Ms. Sharp is a consultant to government-operated lotteries and gaming industry suppliers. From 1994 to March 2002 Ms. Sharp was a director of the Public Gaming Research Institute ("PGRI"), where she served as publisher of Public Gaming International, the leading magazine of the worldwide lottery industry, and managed their international career placement service specializing in lottery and gaming personnel. Prior to joining PGRI, Ms. Sharp served as director of the Illinois and California Lotteries from 1987-1993. Ms. Sharp attended Holy Cross Central School of Nursing, and received an A.A.S. in Journalism from Harper College.

COMPENSATION OF DIRECTORS

         Directors who are not employees of, or affiliated with, the Company receive compensation for their services as Directors. Such persons receive annual compensation of $35,000 plus a fee of $1,000 for attendance in person at each meeting of the Board of Directors, a fee of $500 for participating by telephone in each meeting of the Board of Directors or of any committee of the Board of Directors, a fee of $500 for attending any meeting of any committee of the Board of Directors, and an annual fee of $1,000 for each committee on which such member serves. Such persons also receive reimbursement of all travel and lodging expenses related to their attendance at board and committee meetings. Pursuant to the Prime Retail, Inc. Nonemployee Director Stock Plan (the "Directors Plan") adopted at the 1999 annual meeting, the Company grants each outside director of the Company restricted stock awards of 1,000 shares of Common Stock each year. Such shares of restricted stock fully vest upon the date of grant.

         In consideration for service on the Board of Directors' Executive Committee during 2000 and 2001, Governor Thompson and Messrs. N. Perlmutter and Dickey each received (i) pursuant to the Directors Plan, restricted stock awards of 60,000 shares of Common Stock, which shares had become fully vested on or before September 1, 2000, and (ii) pursuant to the Prime Retail, Inc. 1994 Stock

Incentive Plan, options to purchase 140,000 shares of Common Stock at $1.6875, which options had become fully vested on or before February 1, 2001 and will terminate upon the earlier to occur of (a) the expiration of ten years from the date of grant or (b) the expiration of one year from the date of termination of services of the optionee as a Director of the Company.

         During 2001 Messrs. N. Perlmutter and Dickey served on a Special Committee of the Board of Directors established on March 23, 2001 for the purpose of soliciting, considering and negotiating, on behalf of the Board of Directors, potential significant transactions with third parties, including transactions involving the recapitalization of the Company, the sale of significant assets of the Company, or the sale of the outstanding equity securities of the Company. For their services on the Special Committee each member received $75,000 as compensation. The Special Committee was terminated on October 23, 2001.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of the ownership and changes in the ownership (Forms 3, 4 and 5) with the Securities and Exchange Commission (the "Commission") and the NYSE. The requirement of filing requests with the NYSE ended when the Company's securities stopped being traded on the NYSE on September 27, 2001. Officers, directors and beneficial owners of more than ten percent of the Company's equity securities are required by Commission regulations to furnish the Company with copies of all such forms which they file.

         Based solely on the Company's review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2001, or written representations from certain reporting persons that no Forms 3, 4 or 5 were required to be filed by those persons, to the Company's knowledge no transactions were reported late during the year ended December 31, 2001.

RECENT ELECTION OF TWO MEMBERS TO THE BOARD OF DIRECTORS BY THE COMPANY'S PREFERRED STOCKHOLDERS

         Because the Company was in arrears on preferred stock distributions due February 15, 2000 through November 15, 2001, the holders of the 10.5% Series A Senior Cumulative Preferred Stock and the 8.5% Series B Cumulative Participating Convertible Preferred Stock (the "Preferred Stockholders"), voting as a single class, elected two additional members to the Company's Board of Directors on December 11, 2001. Howard Amster and Robert H. Kanner were elected. The Preferred Stockholders have the right to have two representatives on the Board of Directors so long as the equivalent of six consecutive quarterly dividends on either series of preferred stock remains in arrears. Each of Mr. Amster and Mr. Kanner will serve until the earlier of (i) the election and qualification of his successor or (ii) the payment of the dividend arrearage. Mr. Amster's and Mr. Kanner's terms expire at the time of the 2003 Annual Meeting of Stockholders.

INFORMATION REGARDING MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established the Audit Committee, the Compensation Committee and the Independent Directors Committee. During 2001, each director attended at least 75% of the combined number of meetings of the Board and any committee of which he or she was a member at the time of the meetings.

         AUDIT COMMITTEE. The Audit Committee consists of Messrs. Amster and Randall and Ms. Sharp, each of whom meets the independence criteria established by the Company. The functions of the Audit Committee include reviewing with management and the independent auditors the annual audited financial statements and the independent auditors' report thereon and the quarterly financial statements of the Company, making recommendations concerning the engagement of the independent auditors, reviewing with the independent auditors the plans and results of the audit engagement, approving professional services provided by the independent auditors, reviewing the independence of the independent auditors, considering the range of audit and non-audit fees, and reviewing the adequacy of the Company's internal accounting controls. Mr. Randall is Chairman of the Audit Committee.

         COMPENSATION COMMITTEE. The Compensation Committee, which consists of Mr. Randall and Ms. Sharp, has certain responsibilities in connection with determining the compensation for the Company's executive officers and implementing and administering the Company's stock incentive plans. Mr. Randall is Chairman of the Compensation Committee.

         INDEPENDENT DIRECTORS COMMITTEE. The Independent Directors Committee, which consists of Messrs. Amster, Kanner, Randall, M. Reschke, and Traub and Governor Thompson and Ms. Sharp, has the responsibility to (i) consider and approve any proposed action or transaction involving the Company and The Prime Group, Inc.; (ii) consider and take such actions and make such approvals and recommendations as are required to be considered, taken or made by the Company's independent directors under either the Operating Partnership Agreement or corporate governance documents relating to the Company, or otherwise; and (iii) consider and take such actions and make such approvals as are appropriate to reduce or eliminate any potential or apparent conflict of interest which may arise in connection with any proposed action or transaction involving the Company.

         During the fiscal year ended December 31, 2001, the Audit Committee held four meetings, the Compensation Committee held one meeting, the Independent Directors Committee held no meetings, and the Board of Directors held nine meetings.

         In addition, the Board of Directors had established the Executive Committee, which functioned during 2001 and 2002 until its existence was terminated on January 9, 2002. The Executive Committee had certain authority to acquire and dispose of real property and authorize the execution of certain contracts and agreements, including those related to certain financings of the Company and its affiliates. During 2001, unless specifically authorized by the Board of Directors, the Executive Committee's authorization related to any individual matter that did not exceed $3,000,000. During 2001 the members of the Executive Committee were Messrs. Norman Perlmutter (who was Chairman), William
P. Dickey, and G. Reschke and Governor Thompson. During 2001 the Executive Committee met four times.

                  ITEM 11 - COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning the compensation for services in all capacities to the Company for the years ended December 31, 1999, 2000 and 2001 with respect to the Chief Executive Officer of the Company and the four other persons who were the most highly compensated executive officers of the Company during 2001.

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL
                                                            COMPENSATION            LONG TERM COMPENSATION AWARDS
                                                      ------------------------    ----------------------------------
                                                                                  RESTRICTED STOCK     SECURITIES
                                                                                       AWARDS          UNDERLYING
       NAME AND PRINCIPAL POSITION           YEAR     SALARY($)    BONUS($)(1)        ($) (2)        OPTIONS/SARS(#)
----------------------------------------     ----     ---------    -----------    ----------------   ---------------
Glenn D. Reschke(3)                          2001      400,800          0               --                 --
Chairman of the Board,                       2000      350,707       175,203            --               300,000
President and Chief Executive Officer        1999      266,288          0               --                 --

Robert A. Brvenik(4)                         2001      250,554          0               --                 --
Executive Vice President--                   2000      115,588       250,000            --               200,000
Chief Financial Officer and Treasurer        1999        --            --               --                 --

R. Kelvin Antill(5)                          2001      239,923       100,000            --                 --
Executive Vice President--                   2000      220,910       100,000            --               50,000
General Counsel and Secretary                1999      162,308        97,500            --                 --

David G. Phillips(6)                         2001      320,800          0               --                 --
Executive Vice President--                   2000      320,910       160,000(7)         --                 --
Leasing, International and New Business      1999      362,632       160,000            --                 --
Development

Frederick J. Meno, IV(8)                     2001      225,404        50,000            --                 --
Senior Vice President--                      2000      195,910       120,000            --               50,000
Operations and Marketing                     1999      205,440       100,000            --                 --


-----------
Notes:

(1)      Reflects bonus paid for performance in year indicated.

(2) The total number of shares of restricted Common Stock held by each person listed above (which number excludes restricted Common Stock awards which vested prior to December 31, 2001 and includes all unvested restricted Common Stock awards) and the value of such shares of restricted Common Stock, based on the closing selling price per share ($0.10) on December 31, 2001 (the last day of trading in 2001), were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                     NUMBER OF SHARES OF
                                                   RESTRICTED COMMON STOCK                 VALUE AT DECEMBER 31, 2001
                   NAME                         HELD AT DECEMBER 31, 2001 (#)                          ($)
------------------------------------------------------------------------------------------------------------------------------
Glenn D. Reschke                                            3,922                                    392.20
------------------------------------------------------------------------------------------------------------------------------
Robert A. Brvenik                                               0                                         0
------------------------------------------------------------------------------------------------------------------------------
R. Kelvin Antill                                                0                                         0
------------------------------------------------------------------------------------------------------------------------------
David G. Phillips                                           3,922                                    392.20
------------------------------------------------------------------------------------------------------------------------------
Frederick J. Meno IV                                            0                                         0
------------------------------------------------------------------------------------------------------------------------------

(3) Mr. G. Reschke was promoted to President and Chief Operating Officer on October 6, 1999, to President and acting Chief Executive Officer on February 25, 2000, and then to Chairman of the Board, President and Chief Executive Officer on July 19, 2000. Formerly, Mr. G. Reschke served as Executive Vice President--Development and Acquisitions.

(4) Mr. Brvenik joined the Company June 15, 2000 and therefore received no compensation for 1999.

(5) Mr. Antill became Executive Vice President - General Counsel and Secretary of the Company on January 31, 2002. From July 19, 2000 to January 31, 2002 he was Senior Vice President - General Counsel and Assistant Secretary of the Company. Prior to that he was Vice President
         - Assistant General Counsel and Assistant Secretary.

(6) Mr. Phillips became Executive Vice President - Leasing, International and New Business Development on January 10, 2002. From January 1, 1999 to January 10, 2002 he was President of Prime Retail Europe and Executive Vice President of the Company. Prior to that he was Executive Vice President - Operations, Leasing and Marketing of the Company.

(7) The $160,000 bonus paid to Mr. Phillips for his performance in 2000 was paid January 25, 2002.

(8)      Mr. Meno joined the Company January 7, 1999.

OPTION GRANTS IN LAST FISCAL YEAR

         During 2001 the Company did not grant any options to the Named Executives.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to the number of shares of Common Stock underlying Stock Options held by each of the Named Executives and the value of such officers' exercisable and unexercisable options on December 31, 2001. None of the Named Executives exercised any Stock Options during 2001.

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED                 VALUE OF UNEXERCISED
                                                                      OPTIONS AT                      IN-THE-MONEY OPTIONS AT
                                                                   DECEMBER 31, 2001                   DECEMBER 31, 2001 (1)
                                                            -------------------------------       -------------------------------
NAME                                                        EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
---------------------------------------------------         -----------       -------------       -----------       -------------
Glenn D. Reschke                                              230,001            149,999             $0.00              $0.00
Robert A. Brvenik                                             100,000            100,000              0.00               0.00
R. Kelvin Antill                                               62,250               0                 0.00               0.00
David G. Phillips                                             140,000             60,000              0.00               0.00
Frederick J. Meno IV                                           75,000               0                 0.00               0.00


-----------
Note:

(1) Based on the market price of $0.10 per share, which was the closing selling price per share of Common Stock on December 31, 2001, the last trading day in 2001, less the option exercise price of unexercised, in-the-money options held by the Named Executives on December 31, 2001.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL AGREEMENTS

         The Company has entered into employment agreements (the "Employment Agreements") with each of Messrs. Glenn D. Reschke, Robert A. Brvenik, R. Kelvin Antill, and David G. Phillips. The agreements generally provide that the executives shall devote substantially all of their business time to the operation of the Company. The Employment Agreements with Messrs. G. Reschke, Brvenik, Antill, and Phillips provide for terms expiring on July 24, 2003, June 11, 2003, June 30, 2003, and June 30, 2003, respectively. In the case of Mr. G. Reschke, such term is automatically extended for successive one year periods unless either the Company or Mr. G. Reschke provides the other with prior written notice not later than 180 days prior to the end of the term that such term shall not be extended. With regard to Messrs. Brvenik, Antill and Phillips, the respective terms, if not affirmatively terminated or extended for a specific duration by the parties, will continue on a month-to-month basis.

         Each of the Employment Agreements sets forth the minimum base salary for the executive, such base salary subject to being increased by the Compensation Committee of the Board of Directors (the "Compensation Committee"), and provides that the executive is eligible to receive a discretionary bonus as determined by the Compensation Committee. In the case of Mr. G. Reschke, such bonus may not exceed 100% of his then-current base salary.

         If any of the Employment Agreements are terminated by the Company "without cause" or are terminated by the executive after a "change in control" or for "good reason" (as such terms are defined in the Employment Agreements), the executive will be entitled to a lump sum payment. With regard to Messrs. Brvenik, Antill, and Phillips, such payment in the event of termination by the Company without cause or by the executive for good reason will be an amount equal to the product of (x) the number of full and partial years remaining in the initial term of his Employment Agreement and (y) the sum of (A) his then current base salary and (B) a bonus equal to 100% of the average bonus paid to him for the two most recent calendar years, or if no such bonuses were paid, a bonus equal to 50% of his then current base salary (the amounts in clauses (A) and (B), together, the "One-Year Pay Equivalent"). If the Company terminates any of Messrs. Brvenik's, Antill's or Phillips' employment due to disability, the applicable executive will receive one and one-half times the One-Year Pay Equivalent if the Company has terminated or materially reduced the executive's long-term disability coverage as in effect on the date the agreement became effective. With regard to Mr. G. Reschke such amount for termination (i) by the Company "without cause" or by the Company upon Mr. G. Reschke's disability will be equal to the sum of (x) one times the amount of his annual base salary plus
(y) one times the average of the amounts payable to such executive for the prior two years under the terms of his "performance bonus" (as such term is defined in Mr. G. Reschke's Employment Agreement) or (ii) by the executive for "good reason" will be equal to one times the amount of his annual base salary. In addition, if the Company terminates any of Messrs. G. Reschke, Brvenik, Antill or Phillips without cause or, in the case of Messrs. Brvenik, Antill, or Phillips, if the executive resigns for good reason and within twelve months from such termination or resignation there is a "change of control" of the Company, the applicable executive will be entitled to receive the amounts set forth in the first sentence of the following paragraph if and to the extent such amount exceeds the amount payable to him pursuant to this paragraph.

         The Employment Agreements also provide that if, (x) with respect to Messrs. Brvenik, Antill, and Phillips, the executive terminates the Employment Agreement for any reason simultaneously with a change of control, (y) with respect to Messrs. Brvenik, Antill, and Phillips, within six months following a change of control the executive terminates the Employment Agreement for any reason, or (z) within twenty-four months following a "change of control" of the Company, the Company terminates the Employment Agreement (during its initial term with respect to Messrs. Brvenik, Antill and Phillips, and at any time with respect to Mr. G. Reschke) "without cause" or the executive terminates the Employment Agreement (during its initial term with respect to Messrs. Brvenik, Antill and Phillips, and at any time with respect to Mr. G. Reschke) with "good reason," such executive will be entitled to receive: (i) any amount of base salary accrued but undistributed; (ii) other vested benefits through the effective date of the termination and health and life insurance benefits for a period of two years; plus (iii) in the case of Mr. G. Reschke, a distribution of $1,600,000, and in the case of Messrs. Brvenik, Antill and Phillips, a distribution equal to the product of the number of full and partial years remaining in the initial term (or if greater, two years) times the One-Year Pay Equivalent and health and life insurance benefits for twenty-four months.

         Additionally, if the Employment Agreement with Mr. G. Reschke is so terminated, certain restrictions on the transfer of stock held by Mr. G. Reschke (or obtained by Mr. G. Reschke upon exercise of stock options) may terminate, and any stock awards under the Company's 1998 Long-Term Stock Incentive Plan will be vested. Finally, if the Employment Agreement with Mr. G. Reschke is terminated, Mr. G. Reschke will be fully vested in any amount accrued on his behalf under any qualified or nonqualified retirement plans of the Company and will also receive the benefits of a $4,000,000 life insurance policy for a period of two years.

         The Employment Agreement with Mr. G. Reschke contains certain non-compete provisions restricting the executive from directly or indirectly competing with the Company's business, including (i) performing services for a competitor of the Company similar to the services he provides to the Company,
(ii) soliciting or attempting to solicit any competing business from any entity or person that is a vendor, customer or tenant that is actively being pursued by the Company and the executive knows it is being actively pursued,

(iii) induce or attempt to persuade any employee or customer, vendor or tenant of the Company being actively pursued by the Company to terminate its business relationship with the Company for a period of up to two years following termination of employment. The Employment Agreement provides that if the Company terminates the executive's employment without cause or within two years of a change of control or the executive terminates his employment with good reason then, so long as the executive is in compliance with these non-compete provisions, the Company will pay the executive an amount equal to $66,666.66 per calendar month for a period of two years, beginning with the first calendar month after termination of the executive's employment; provided that, either the Company or the executive may elect to limit the non-compete period, and the $66,666.66 monthly payments, to one year.

         With regard to each of Messrs. Brvenik, Antill, and Phillips, during and until the expiration of the term of his employment (but only if such executive resigns other than for good reason or is terminated by the Company with cause), the applicable executive may not hire, cause to be hired, induce or attempt to induce any officer, employee, agent, consultant, independent contractor, tenant or customer of the Company to discontinue such affiliation with the Company or to refrain from entering into new business relationships with the Company. In addition, during such time, such executives may not perform or solicit services for certain named entities.

         Each of the Employment Agreements also contains a non-disclosure provision which prohibits the executive from disclosing or using any "trade secret" (as such term is defined in the Employment Agreements).

         The Company and Mr. Meno signed an employment letter dated December 7, 1998 pursuant to which Mr. Meno will receive a one-time severance payment of $300,000 if (i) a change of control (as defined in the employment letter) occurs and (ii) either (a) the Company terminates Mr. Meno's employment (except for cause) within six months prior to or after the change of control occurs or (b) Mr. Meno resigns within three months after the change of control occurs. The change of control severance payment provision does not change the at-will nature of Mr. Meno's employment.

                      REPORT OF THE COMPENSATION COMMITTEE

RESPONSIBILITIES OF THE COMPENSATION COMMITTEE

         The Compensation Committee consists of two independent, non-employee directors: Mr. Randall and Ms. Sharp. It is the Compensation Committee's responsibility to:

         o Recommend and report to the Board of Directors concerning matters of compensation relating to the Company's senior executive officers, including the Chief Executive Officer and the other Named Executives;

         o        Administer the Company's executive incentive plans; and

         o Monitor the performance and compensation of the Company's senior executive officers.

THE STRUCTURE AND BASIS OF THE COMPANY'S COMPENSATION PROGRAM

         The Company's compensation programs are based on the following guiding principles:

         o Competitiveness--Offering competitive levels of total compensation, commensurate with performance, to attract critical executive talent.

         o Pay for Performance--Fostering a culture that motivates and rewards high-performing executives and emphasizes incentive based compensation.

         o Retention--Retaining executive talent and promoting management stability for the long-term benefit of the Company and its shareholders.

         o Shareholder Interests--Maintaining a compensation program that rewards the achievement of strategic objectives that enhance shareholder value.

         The Company's executive compensation programs consist of the following elements: annual salary, annual performance bonus, and long term compensation in the form of grants of stock options or restricted stock. In order to attract and retain executives the Company customarily enters into employment agreements with senior executives.

SENIOR EXECUTIVES

         Mr. G. Reschke became Chairman of the Board, President and Chief Executive Officer on July 19, 2000. Mr. Brvenik became Executive Vice President
- Chief Financial Officer and Treasurer as of June 15, 2000. Mr. Antill became Executive Vice President - General Counsel and Secretary on January 31, 2002. During 2001 Mr. Antill was Senior Vice President - Assistant General Counsel and Assistant Secretary. Mr. Phillips became Executive Vice President - Leasing, International and New Business Development on January 10, 2002. During 2001 Mr. Phillips was President of Prime Retail Europe and Executive Vice President of the Company. Mr. Meno was Senior Vice President - Operations until October 23, 2001, when he became Senior Vice President - Operations and Marketing.

BASE SALARY

         The Compensation Committee has the discretion (except as otherwise restricted by any employment agreements) to adjust the salaries of the Named Executives and other senior executive officers of the Company. Base salaries for each of the Named Executives for 2001 were based on each executive's performance and the performance of the Company in 2000. The Compensation of the Named Executives in 2001 is set forth above in the Summary Compensation Table above.

ANNUAL PERFORMANCE BONUS

         The annual performance bonuses for senior officers are determined by the Compensation Committee based on a variety of factors related to individual and Company performance. The Compensation Committee typically considers various qualitative and quantitative factors in determining whether the Chief Executive Officer and the Executive Vice Presidents should receive performance bonuses. Because of the capital constraints and financial position of the Company, the Chief Executive Officer did not request, and the Compensation Committee did not approve, performance bonuses for 2001 for the Chief Executive Officer and the Executive Vice Presidents who served as such in 2001. (None of the Executive Vice Presidents who resigned during 2001 or early 2002 received a performance bonus for 2001.) The Chief Executive Officer and the Compensation Committee decided it was appropriate to pay performance bonuses to Mr. Antill, Mr. Phillips (for his performance during 2000 pursuant to prior commitments made to Mr. Phillips), and Mr. Meno. See Summary Compensation Table above.

STOCK INCENTIVE PLANS AND OTHER LONG TERM COMPENSATION

         During 2001, the Compensation Committee elected to not grant any options to purchase common shares or restricted stock to the Chief Executive Officer and other senior executives.

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

         We believe that the 2001 compensation levels disclosed in this Proxy Statement are reasonable and appropriate in light of the Company's performance.

                                             COMPENSATION COMMITTEE
                                             Kenneth A. Randall, Chairman
                                             Sharon J. Sharp


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors, which is required to have a majority of outside Directors who are neither employees nor officers of the Company, is charged with determining compensation for the Company's executive officers. Mr. Randall and Ms. Sharp currently serve on the Compensation Committee.

         No executive officer of the Company served as a director or member of
(i) the compensation committee of another entity which has an executive officer who is a Director of the Company or member of the Company's Compensation Committee, (ii) the Board of Directors of another entity in which one of the executive officers of such entity served on the Company's Compensation Committee, or (iii) the compensation committee of any other entity in which one of the executive officers of such entity served as a member of the Company's Board of Directors, during the year ended December 31, 2001.


                        FIVE-YEAR STOCK PERFORMANCE GRAPH

         The following graph compares the cumulative shareholder return of the Company's Common Stock to its peer group, the National Association of Real Estate Investment Trust's Equity Shopping Center Index (the "Shopping Center Index") and the S&P 500 Index over a five-year period, beginning December 31, 1996 and ending December 31, 2001. The total shareholder return assumes an initial investment of $100 at the beginning of the period in the Company's Common Stock, the Shopping Center Index and the S&P 500 Index. It also assumes reinvestment of all dividends. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.





                              [PERFORMANCE GRAPH]






                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

                                                                      1996       1997       1998       1999       2000       2001
                                                                      ----       ----       ----       ----       ----       ----
Prime Retail, Inc...................................................   100      123.72     101.02     66.66       5.55       1.18
Shopping Center Index...............................................   100      121.44     112.95     100.85     116.08     150.77
S&P 500 Index.......................................................   100      133.36     171.48     207.56     188.66     166.24



                ITEM 12 - SECURITY OWNERSHIP OF DIRECTORS, NAMED
                    EXECUTIVES AND CERTAIN BENEFICIAL OWNERS

SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVES

         The following table sets forth certain information regarding the beneficial ownership of (i) shares of the Company's Common Stock; (ii) common units of limited partnership interests ("Common Units") in Prime Retail, L.P., a Delaware limited partnership in which the Company is the sole general partner (the "Operating Partnership"); (iii) shares of the Company's 10.5% Series A Senior Cumulative Preferred Stock, $0.01 par value par share, of which there are 2,300,000 shares outstanding (the "Series A Preferred Stock); and (iv) shares of the Company's 8.5% Series B Cumulative Participating Convertible Preferred Stock, $0.01 par value per share, of which there are 7,828,125 shares outstanding (the "Series B Preferred Stock", and, together with the Series A Preferred Stock, the "Preferred Stock"), as of April 29, 2002 for (a) each named executive officer listed in the Summary Compensation Table presented below (the "Named Executives"), (b) the Directors of the Company, and (c) the Directors and the Named Executives as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person has sole voting and investment power. The number of shares of Common Stock/Common Units represents the number of shares of Common Stock the person holds, the number of shares of Common Stock the person has the right to acquire upon exercise of certain stock options ("Stock Options") granted pursuant to the Company's 1994 Stock Incentive Plan, the Company's 1995 Stock Incentive Plan, the Consulting Agreement between the Operating Partnership and Marvin Traub Associates, Inc. ("MTA"), the Company's 1998 Long-Term Stock Incentive Plan and the Company's Amended and Restated Nonemployee Director Stock Plan (collectively, the "Stock Incentive Plans"), the number of shares of Common Stock into which Common Units held by the person are exchangeable (if, as discussed below, the Company elects to issue shares of Common Stock rather than pay cash upon such exchange), and the number of shares of Common Stock into which shares of the Company's Series B Preferred Stock held by the person are convertible. The extent to which a person directly holds Common Stock, Stock Options, Common Units, Series B Preferred Stock or Series A Preferred Stock is set forth in the notes. The Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership (as amended, the "Operating Partnership Agreement") provides that Common Units may be exchanged, subject to certain limitations, into Common Stock on a one-for-one basis or, at the option of the Company, cash equal to the fair market value of a share of Common Stock at the time of exchange. Holders of Series B Preferred Stock have the right, subject to ownership and transfer restrictions in the Company's charter intended to allow the Company to maintain its status as a REIT, to convert all or any of their Series B Preferred Stock into Common Stock at the conversion price of $20.90 per share of Common Stock, subject to certain adjustments. The number of shares of Series A Preferred Stock and Series B Preferred Stock represents the total number of shares of Preferred Stock owned without giving weight to the relative liquidation preference per share of Series A Preferred Stock and Series B Preferred Stock.

              SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVES

                                                                                              NUMBER OF SHARES      PERCENT OF ALL
                                                     NUMBER OF SHARES OF                      OF SERIES A AND     SHARES OF SERIES A
                                                        COMMON STOCK/         PERCENT OF     SERIES B PREFERRED      AND SERIES B
                                                        COMMON UNITS        ALL SHARES OF    STOCK BENEFICIALLY     PREFERRED STOCK
                                                     BENEFICIALLY OWNED      COMMON STOCK          OWNED          ------------------
NAME(1)                                                      (2)                 (3)                (4)                    (5)
---------------------------------------------------- -------------------    -------------    ------------------   ------------------
Glenn D. Reschke (6)................................       599,588               1.3%                0                      *
Robert A. Brvenik (7)...............................       183,320               (17)              2,000                  (17)
R. Kelvin Antill (8)................................       62,963                (17)                0                      *
David G. Phillips (9)...............................       287,307               (17)               100                   (17)
Frederick J. Meno IV (10)...........................       75,000                (17)                0                      *
Howard Amster (11)..................................      1,830,344              4.2%            1,362,605                13.5%
Robert H. Kanner (12)...............................          0                   *               100,800                 1.0%
Kenneth A. Randall (13).............................       13,500                (17)                0                      *
Michael W. Reschke (14).............................      8,131,900             15.9%              9,552                  (17)
Sharon Sharp........................................        3,000                (17)                0                      *
Governor James R. Thompson (15).....................       213,000               (17)                0                      *
Marvin S. Traub(16).................................       98,000                (17)                0                      *
Directors and officers of the Company as a group
   (12 persons).....................................     11,497,922             21.3%            1,475,057                14.6%


-----------
Notes:

(1)      All of the Directors and the Named Executives may be contacted
         c/o Prime Retail, Inc., 100 East Pratt Street, 19th Floor, Baltimore, Maryland 21202.

(2) The beneficial ownership of Common Stock and of Series B Preferred Stock reported herein is based upon filings with the Commission and is subject to confirmation by the Company that such ownership did not violate the ownership restrictions in the Company's charter. The ownership of Common Units reported herein is derived from the transfer records maintained by the Operating Partnership based on information provided by the Operating Partnership's limited partners. Information presented includes Common Stock issuable upon exercise of Stock Options which have vested or will vest within 60 days of April 29, 2002 as follows: Mr. G. Reschke 280,001; Mr. Brvenik 133,320, Mr. Antill 62,250; Mr. Phillips 260,000; Mr. Meno 75,000; Mr. M. Reschke 324,999;
         Mr. Randall 10,000; Governor Thompson 150,000; and Mr. Traub, including MTA, 55,000. Information presented also includes Common Stock issued pursuant to a Restricted Stock Award Plan which have vested or will vest within 60 days of April 29, 2002 as follows: Governor Thompson 63,000; Mr. G. Reschke 15,687; Mr. M. Reschke 41,831; and Mr. Phillips 15,687. Information presented assumes exchange or conversion only of Common Units and Series B Preferred Stock owned by such beneficial owner for Common Stock. In addition, certain of the Common Units and shares of Common Stock identified as being held by or beneficially owned by Mr. M. Reschke or his affiliates have been pledged to certain unaffiliated third parties to secure certain indebtedness (collectively, the "Pledgees"). Unless and until the Pledgees foreclose on the pledged Common Units or Common Stock or have given notice of an event of default under the operative pledge or loan agreement, such entities will not have the direct or indirect power to vote or dispose of the Common Units so pledged. The Pledgees disclaim beneficial ownership of these pledged Common Units pursuant to
         Section 13d-4 of the Exchange Act. As of April 29, 2002 the Company had 43,577,916 shares of Common Stock outstanding.

(3) Information presented assumes exchange or conversion only of Common Units and Series B Preferred Stock owned by such beneficial owner for Common Stock. Information presented also includes Common Stock issuable upon exercise of Stock Options of such beneficial owner which have vested or will vest within 60 days of April 29, 2002.

(4) As of April 29, 2002 the Company had 2,300,000 shares of Series A Preferred Stock and 7,828,125 shares of Series B Preferred Stock outstanding.

(5) The Series A Preferred Stock and Series B Preferred Stock currently vote together as a single class in the election of Directors elected by holders of the Company's Preferred Stock. Therefore, the percentage set forth regarding the Preferred Stock are calculated as percentages of both classes on an aggregate basis.

(6) Mr. G. Reschke is President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Information presented includes 251,300 Common Units which are held by Reschke I LLC, 68,287 shares of Common Stock owned by Mr. G. Reschke and 280,001 shares of Common Stock which Mr. G. Reschke has the right to acquire upon the exercise of Stock Options.

(7) Mr. Brvenik is Executive Vice President - Chief Financial Officer and Treasurer of the Company. Information presented includes 50,000 shares of Common Stock owned by Mr. Brvenik, 133,320 shares of Common Stock which Mr. Brvenik has the right to acquire upon exercise of Stock Options, and 2000 shares of Series A Preferred Stock owned by Mr. Brvenik.

(8) Mr. Antill is Executive Vice President - General Counsel and Secretary of the Company. Information presented includes 713 shares of Common Stock owned by Mr. Antill and 62,250 shares of Common Stock which Mr. Antill has the right to acquire upon exercise of Stock Options.

(9) Mr. Phillips is Executive Vice President - Leasing, International and New Business Development of the Company. Information presented includes 27,187 shares of Common Stock owned by Mr. Phillips, 1,000 of which are held in trust for Mr. Phillips' children, 120 shares of Common Stock issuable upon conversion of the 100 shares of Series B Preferred Stock owned by Mr. Phillips, 160,000 shares of Common Stock which Mr. Phillips has the right to acquire upon exercise of Stock Options, and 100,000 Common Units which Mr. Phillips has the right to acquire upon exercise of certain options granted by The Prime Group, Inc.

(10) Mr. Meno is Senior Vice President - Operations and Marketing of the Company. Information presented includes 75,000 shares of Common Stock which Mr. Meno has the right to acquire upon exercise of Stock Options.

(11) Information presented includes (i) 335,726 shares of Common Stock beneficially owned by Mr. Amster's IRAs; (ii) 66,948 shares of Common Stock beneficially owned by the Amster Trading Company Charitable Remainder Unitrust (Mr. Amster is the trustee); (iii) 23,632 shares of Common Stock issuable upon conversion of the 19,760 shares of Series B Preferred Stock beneficially owned by Gould Trading Company (Mr. Amster's wife owns 100% of such company); (iv) 1,404,038 shares of Common Stock issuable upon conversion of (A) 928,025 shares of Series B Preferred Stock beneficially owned by Mr. Amster's IRAs, (B) 181,000 shares of Series B Preferred Stock beneficially owned by Ramat Securities Ltd. (Mr. Amster owns 83% of Ramat Securities Ltd.),
         (C) 2,750 shares of Series B Preferred Stock beneficially owned by Amster Limited Partnership (Mr. Amster is the general partner),
         (D) 58,000 shares of Series B Preferred Stock beneficially owned by the Howard M. Amster Charitable Remainder Unitrust (Mr. Amster is the trustee), (E) 170 shares of Series B Preferred Stock beneficially owned by Pleasant Lake Apts. Corp. (Mr. Amster owns 100% of the company), and
         (F) 4,000 shares of Series B Preferred Stock beneficially owned by Pleasant Lake Apts. Limited Partnership (Pleasant Lake Apts. Corp. is the general partner); (v) 27,700 shares of Series A Preferred Stock beneficially owned by Mr. Amster's IRAs; (vi) 104,100 shares of Series A Preferred Stock beneficially owned by Ramat Securities, Ltd.;
         (vii) 10,000 shares of Series A Preferred Stock beneficially owned by Pleasant Lake Apts. Limited Partnership; (viii) 17,100 shares of
         Series A Preferred Stock beneficially owned by Mr. Amster's wife; and
         (ix) 10,000 shares of Series A Preferred Stock beneficially owned by Gould Trading Company. Mr. Amster disclaims beneficial ownership of any shares of Common Stock or Preferred Stock beneficially owned by his wife or Gould Trading Company.

(12) Information presented includes 100,800 shares of Series A Preferred Stock beneficially owned by Mr. Kanner.

(13) Information presented includes 3,500 shares of Common Stock, 500 of which are owned by Mr. Randall's wife, and 10,000 shares of Common Stock which Mr. Randall has the right to acquire upon exercise of Stock Options.

(14) Information presented includes 251,300 shares of Common stock held by Prime Group Limited Partnership ("PGLP"), 5,557,000 Common Units held by Prime Financing Limited Partnership ("PFLP"), 961,085 Common Units held by Prime Group II, L.P. ("PGII"), 721,912 Common Units held by Prime Group V, L.P. ("PGV), 104,632 Common Units held by Prime Group VI, L.P. ("PGVI"), 199,548 shares of Common Stock owned by Mr. M. Reschke, 11,424 shares of Common Stock issuable to Mr. M. Reschke upon conversion of the 9,552 shares of Series B Preferred Stock owned by him, and 324,999 shares of Common Stock which Mr. M. Reschke has the right to acquire upon exercise of Stock Options. Mr. M. Reschke is the managing general partner of PGLP, owns a controlling equity interest in the managing general partner of PFLP and owns a controlling equity interest in the managing general partner of each of PGII, PGV, and PGVI.

(15) Information presented includes 63,000 shares of Common Stock owned by Governor Thompson and 150,000 shares of Common Stock which Governor Thompson has the right to acquire upon exercise of Stock Options.

(16) Information presented includes 43,000 shares of Common Stock owned by Mr. Traub, 10,000 shares of Common Stock which Mr. Traub has the right to acquire upon the exercise of Stock Options, and 45,000 shares of Common Stock which MTA, an affiliate of Mr. Traub, has the right to acquire upon exercise of Stock Options.

(17)     Amount represents less than 1%.

SECURITY OWNERSHIP OF PRINCIPAL BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of (i) shares of the Company's Common Stock, (ii) Common Units in the Operating Partnership, (iii) shares of the Company's Series A Preferred Stock, and (iv) shares of the Company's Series B Preferred Stock as of April 29, 2002 for persons we know to be beneficial owners of more than five percent of any of the voting securities of the Company. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person has sole voting and investment power. The number of shares of Common Stock/Common Units represents the number of shares of Common Stock the person holds, the number of shares of Common Stock the person has the right to acquire upon exercise of Stock Options, the number of shares of Common Stock into which Common Units held by the person are exchangeable (if, as discussed below, the Company elects to issue shares of Common Stock rather than pay cash upon such exchange), and the number of shares of Common Stock into which shares of the Company's Series B Preferred Stock held by the person are convertible. The extent to which a person directly holds Common Stock, Stock Options, Common Units, Series B Preferred Stock or Series A Preferred Stock is set forth in the notes. The Operating Partnership Agreement provides that Common Units may be exchanged, subject to certain limitations, into Common Stock on a one-to-one basis or, at the option of the Company, cash equal to the fair market value of a share of Common Stock at the time of exchange. Holders of Series B Preferred Stock have the right, subject to ownership and transfer restrictions in the Company's charter intended to allow the Company to maintain its status as a REIT, to convert all or any of their Series B Preferred Stock into Common Stock at the conversion price of $20.90 per share of Common Stock, subject to certain adjustments. The number of shares of Series A Preferred Stock and Series B Preferred Stock represents the total number of Preferred Stock owned without giving weight to the relative liquidation preference per share of Series A Preferred Stock and Series B Preferred Stock.


                SECURITY OWNERSHIP OF PRINCIPAL BENEFICIAL OWNERS

                                                                                                                  PERCENT OF ALL
                                                        NUMBER OF SHARES OF                 NUMBER OF SHARES     SHARES OF SERIES
                                                           COMMON STOCK/      PERCENT OF    OF SERIES A AND       A AND SERIES B
                                                           COMMON UNITS     ALL SHARES OF  SERIES B PREFERRED     PREFERRED STOCK
                                                        BENEFICIALLY OWNED   COMMON STOCK  STOCK BENEFICIALLY    ----------------
NAME                                                            (1)              (2)           OWNED (3)                (4)
------------------------------------------------------- ------------------  -------------  -------------------   ----------------
Howard Amster (5) .....................................      1,830,344           4.2%          1,362,605               13.5%
Michael W. Reschke (6).................................      8,131,900          15.7%            9,552                  (14)
Prime Finance, Inc. (7)................................      5,557,000          11.3%              0                     *
Prime Financing Limited Partnership (8)................      5,557,000          11.3%              0                     *
Maurice A. Halperin (9) ...............................      4,115,709           9.3%           677,400                 6.7%
ROI Capital Management, Inc. (10) .....................       870,413            (14)           727,800                 7.2%
Mark T. Boyer (10) ....................................       870,413            (14)           727,800                 7.2%
Mitchell J. Soboleski (10) ............................       870,413            (14)           727,800                 7.2%
ROI Partners, L.P. (11) ...............................       483,747            (14)           404,500                 (12)
Merrill Lynch & Co., Inc. (13) ........................          0                *             741,500                 7.3%
ML Global Allocation Fund, Inc. (13) ..................          0                *             741,500                 7.3%


----------------
Notes:

(1) The beneficial ownership of Common Stock and of Series B Preferred Stock reported herein is based upon filings with the Commission and is subject to confirmation by the Company that such ownership did not violate the ownership restrictions in the Company's charter. The ownership of Common Units reported herein is derived from the transfer records maintained by the Operating Partnership based on information provided by the Operating Partnership's limited partners. Information presented includes 324,999 shares of Common Stock issuable to Mr. M. Reschke upon exercise of Stock Options which have vested or will vest within 60 days of April 29, 2002. Information presented also includes 41,831 shares of Common Stock issued to Mr. M. Reschke pursuant to a Restricted Stock Award Plan which have vested or will vest within 60 days of April 29, 2002. Information presented assumes exchange or conversion only of Common Units and Series B Preferred Stock owned by such beneficial owner for Common Stock. In addition, certain of the Common Units and shares of Common Stock set forth below as being held by or beneficially owned by Mr. M. Reschke or his affiliates have been pledged to certain unaffiliated third parties to secure certain indebtedness (collectively, the "Pledgees"). Unless and until the Pledgees foreclose on the pledged Common Units or Common Stock or have given notice of an event of default under the operative pledge or loan agreement, such entities will not have the direct or indirect power to vote or dispose of the Common Units so pledged. The Pledgees disclaim beneficial ownership of these pledged Common Units pursuant to Section 13d-4 of the Exchange Act. As of April 29, 2002 the Company had 43,577,916 shares of Common Stock outstanding.

(2) Information presented assumes exchange or conversion only of Common Units and Series B Preferred Stock owned by such beneficial owner for Common Stock. Information presented also includes Common Stock issuable upon exercise of Stock Options of such beneficial owner which have vested or will vest within 60 days of April 29, 2002.

(3) As of April 29, 2002 the Company had 2,300,000 shares of Series A Preferred Stock and 7,828,125 shares of Series B Preferred Stock outstanding.

(4) The Series A Preferred Stock and Series B Preferred Stock currently vote together as a single class in the election of Directors elected by holders of the Company's Preferred Stock. Therefore, the percentage set forth regarding the Preferred Stock are calculated as percentages of both classes on an aggregate basis.

(5) Mr. Amster's address is 23811 Chagrin Blvd., #200, Beachwood, Ohio 44122-5525. Information presented includes (i) 335,726 shares of Common Stock beneficially owned by Mr. Amster's IRAs; (ii) 66,948 shares of Common Stock beneficially owned by the Amster Trading Company Charitable Remainder Unitrust (Mr. Amster is the trustee); (iii) 23,632 shares of Common Stock issuable upon conversion of the 19,760 shares of Series B Preferred Stock beneficially owned by Gould Trading Company (Mr. Amster's wife owns 100% of such company); (iv) 1,404,038 shares of Common Stock issuable upon conversion of (A) 928,025 shares of Series B Preferred Stock beneficially owned by Mr. Amster's IRAs, (B) 181,000 shares of Series B Preferred Stock beneficially owned by Ramat Securities Ltd. (Mr. Amster owns 83% of Ramat Securities Ltd.),
         (C) 2,750 shares of Series B Preferred Stock beneficially owned by Amster Limited Partnership (Mr. Amster is the general partner),
         (D) 58,000 shares of Series B Preferred Stock beneficially owned by the Howard M. Amster Charitable Remainder Unitrust (Mr. Amster is the trustee), (E) 170 shares of Series B Preferred Stock beneficially owned by Pleasant Lake Apts. Corp. (Mr. Amster owns 100% of the company), and
         (F) 4,000 shares of Series B Preferred Stock beneficially owned by Pleasant Lake Apts. Limited Partnership (Pleasant Lake Apts. Corp. is the general partner); (v) 27,700 shares of Series A Preferred Stock beneficially owned by Mr. Amster's IRAs; (vi) 104,100 shares of Series A Preferred Stock beneficially owned by Ramat Securities, Ltd.;
         (vii) 10,000 shares of Series A Preferred Stock beneficially owned by Pleasant Lake Apts. Limited Partnership; (viii) 17,100 shares of
         Series A Preferred Stock beneficially owned by Mr. Amster's wife; and
         (ix) 10,000 shares of Series A Preferred Stock beneficially owned by Gould Trading Company. Mr. Amster disclaims beneficial ownership of any shares of Common Stock or Preferred Stock beneficially owned by his wife or Gould Trading Company.

(6) Mr. M. Reschke's address is c/o The Prime Group, Inc., 77 West Wacker Drive, Suite 4200, Chicago, Illinois 60601. Information presented includes 251,300 shares of Common stock held by Prime Group Limited Partnership ("PGLP"), 5,557,000 Common Units held by Prime Financing Limited Partnership ("PFLP"), 961,085 Common Units held by Prime Group II, L.P. ("PGII"), 721,912 Common Units held by Prime Group V, L.P. ("PGV), 104,632 Common Units held by Prime Group VI, L.P. ("PGVI"), 199,548 shares of Common Stock owned by Mr. M. Reschke, 11,424 shares of Common Stock issuable to Mr. M. Reschke upon conversion of the 9,552 shares of Series B Preferred Stock owned by him, and 324,999 shares of Common Stock which Mr. M. Reschke has the right to acquire upon exercise of Stock Options. Mr. M. Reschke is the managing general partner of PGLP, owns a controlling equity interest in the managing general partner of PFLP and owns a controlling equity interest in the managing general partner of each of PGII, PGV, and PGVI.

(7) Prime Finance, Inc.'s address is c/o The Prime Group, Inc., 77 West Wacker Drive, Suite 4200, Chicago, Illinois 60601. Information presented includes 5,557,000 Common Units held by PFLP. Prime Finance, Inc. is the managing general partner of PFLP.

(8) Prime Financing Limited Partnership's address is c/o The Prime Group, Inc., 77 West Wacker Drive, Suite 4200, Chicago, Illinois 60601. Information presented includes 5,557,000 Common Units directly held by PFLP.

(9) Mr. Halperin's address is 17890 Deauville Lane, Boca Raton, Florida 33496. Information presented is based on a Schedule 13 D/A filed with the Commission on February 15, 2001 by Mr. Halperin. The amounts set forth represent 3,418,309 shares of Common Stock and 697,400 shares of Series B Preferred Stock currently convertible into 834,229 shares of Common Stock.

(10) The address of each of the Reporting Persons is 17 E. Sir Francis Drake Blvd., Suite 225, Larkspur, CA 94939. Information presented is based on a Schedule 13G filed by ROI Capital Management, Inc., Mark T. Boyer and Mitchell J. Soboleski (the "Reporting Persons") on March 8, 2002 and includes 870,413 shares of Common Stock issuable upon conversion of 727,800 shares of Series B Preferred Stock. The Schedule 13D indicates that each of the Reporting Persons has sole voting and sole dispositive power over 727,800 shares of Series B Preferred Stock.

(11) The address of ROI Partners, L.P. is 17 E Sir Francis Drake Blvd., Suite 225, Larkspur, CA 94939. Information presented is based on a
         Schedule 13G filed by ROI Partners, L.P. on March 8, 2002 and includes 483,747 shares of Common Stock issuable upon conversion of 404,500 shares of Series B Preferred Stock held by ROI Partners, L.P.

(12) The 404,500 shares of Series B Preferred Stock held by ROI Partners, L.P. represents 5.2% of the Series B Preferred Stock, but only 4.0% of the aggregate Series A and Series B Preferred Stock.

(13) The address of Merrill Lynch & Co., Inc. is World Financial Center, 250 Vesey Street, New York, NY 10381. The address of ML Global allocation Fund, Inc. is 800 Scudders Mill Road, Plainsboro, NY 08536. Information presented is based on a Schedule 13G filed by Merrill Lynch & Co., Inc., and ML Global Allocation Fund, Inc. and includes 741,500 shares of Series A Preferred Stock. The reporting persons both claim shared voting and shared dispositive power over such stock.

(14)     Amount represents less than 1%.

            ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CONSULTING AGREEMENTS WITH AFFILIATES OF MR. TRAUB. The Company has entered into a consulting agreement with MTA, an entity owned and controlled by Mr. Traub. The consulting agreement provides that for so long as Mr. Traub remains a Director of the Company, MTA will provide consulting and advisory services in connection with the Company's merchant relations and MTA will receive a monthly fee of $4,166.00 for such services.

         RELATIONSHIP WITH FINE FURNITURE DIRECT, INC ("FFD"). The Company indirectly owns an equity interest in FFD. Mr. Traub was a director and executive Chairman of the Board of Directors of FFD from 1998 until he resigned on April 29, 2002. During 2001 FFD leased two stores from affiliates of the Company, one at Prime Outlets at San Marcos and one at Prime Outlets at Hagerstown. In connection with such stores FFD paid $1,164,130.91 in rent to the Company and its affiliates during 2001. In addition, during 2001 FFD employees were covered under the Company's payroll and employee benefit programs. FFD paid $3,743,093.48 to the Company as reimbursement for such costs advanced by the Company. FFD filed for protection under federal bankruptcy laws on March 7, 2002. As of April 1, 2002, Fine Furniture Direct, Inc. owed affiliates of the Company $915,188.87 in unpaid rent and $399,026.64 for unreimbursed FFD payroll and employee benefit expenses advanced by the Company. Mr. G. Reschke also is a member of the Board of Directors of FFD.

         OBLIGATIONS WITH RESPECT TO HORIZON GROUP PROPERTIES, INC. ("HGP") CREDIT FACILITIES. Currently, the Company is a guarantor or otherwise obligated with respect to an aggregate of approximately $12.5 million of the indebtedness of HGP and its affiliates, including a $10 million obligation under HGP's secured credit facility which matures in July, 2002 and is collateralized by certain properties owned by HGP located throughout the United States. HGP is a publicly traded company which was formed in connection with the Company's merger with Horizon in June 1998. Mr. M. Reschke and Mr. Amster, Directors of the Company, are members of the Board of Directors of HGP. In the event HGP is unable to make debt service payments under such loan facilities, the Operating Partnership may be obligated by the lenders to make required payments.

         OPERATING PARTNERSHIP AGREEMENT AMENDMENT. On April 15, 2002, the Company, in its capacity as both the sole general partner of and the holder of a majority of the Common Units in the Operating Partnership, amended the Operating Partnership Agreement. Under the terms of this amendment, each of Abraham Rosenthal and William H. Carpenter, Jr., each of whom currently owns Common Units in the Operating Partnership and is a former executive officer and Director of the Company, will be obligated to contribute funds to the Operating Partnership in an amount up to $1.5 million in the event (i) a loan to the Operating Partnership from FRIT PRT Lending LLC and Greenwich Capital Markets (the "Mezzanine Loan") becomes due and payable and (ii) the fair market value of the collateral securing such loan is less than $3,000,000. As of March 31, 2002, the outstanding principal balance of the Mezzanine Loan was $47,831,495. These respective obligations of Messrs. Rosenthal and Carpenter will terminate upon the earlier to occur of (x) repayment of the Mezzanine Loan in full and (y) such time as Mr. Rosenthal or Mr. Carpenter ceases to be a limited partner in the Operating Partnership. This amendment was intended to allow Messrs. Rosenthal and Carpenter to continue to defer the recognition of taxable income that would otherwise have occurred due to the reduction in the amount of indebtedness allocated to them under the Operating Partnership Agreement. In connection with the amendment, Messrs. Rosenthal and Carpenter agreed to reimburse the Company for out-of-pocket fees and expenses related to the transaction.

         OTHER TRANSACTIONS. Governor James R. Thompson, a Director of the Company, is Chairman of, and a partner with, the law firm of Winston & Strawn, which has provided, and continues to provide, legal services to the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, as duly authorized.

                                      PRIME RETAIL, INC.



Date:  April 30, 2002                 By:    /s/ R. KELVIN ANTILL
                                             -----------------------------------
                                      Name:  R. Kelvin Antill
                                      Title: Executive Vice President -
                                             General Counsel & Secretary