Form 10-Q
period 2002-03-31
PRIME RETAIL INC/BD/
filed 2002-05-15
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2002

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ------------ to -----------

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

As of May 14, 2002, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                             PAGE
                                                                           ----


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 2002 and
       December 31, 2001................................................       1

     Consolidated Statements of Operations for the three
       months ended March 31, 2002 and 2001.............................       2

     Consolidated Statements of Cash Flows for the three
       months ended March 31, 2002 and 2001.............................       3

     Notes to the Consolidated Financial Statements.....................       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................      16

Item 3.  Quantitative and Qualitative Disclosures of Market Risk........      31

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      32

Item 2.  Changes in Securities..........................................      34

Item 3.  Defaults Upon Senior Securities................................      34

Item 4.  Submission of Matters to a Vote of Security Holders............      34

Item 5.  Other Information..............................................      34

Item 6.  Exhibits or Reports on Form 8-K................................      35

Signatures..............................................................      36

                               PRIME RETAIL, INC.

                      Unaudited Consolidated Balance Sheets

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  March 31,           December 31,
                                                                                                    2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                      $   145,378           $   148,463
     Buildings and improvements                                                                  1,151,666             1,208,568
     Property under development                                                                      3,332                 3,352
     Furniture and equipment                                                                        15,043                15,225
                                                                                               -----------           -----------
                                                                                                 1,315,419             1,375,608
     Accumulated depreciation                                                                     (261,438)             (258,124)
                                                                                               -----------           -----------
                                                                                                 1,053,981             1,117,484
Cash and cash equivalents                                                                            6,090                 7,537
Restricted cash                                                                                     33,936                37,885
Accounts receivable, net                                                                             2,492                 5,017
Deferred charges, net                                                                                9,350                11,789
Assets held for sale                                                                                26,709                54,628
Investment in partnerships                                                                          27,667                24,539
Other assets                                                                                         3,263                 3,629
                                                                                               -----------           -----------
          Total assets                                                                         $ 1,163,488           $ 1,262,508
                                                                                               ===========           ===========

Liabilities and Shareholders' Equity
Bonds payable                                                                                  $    31,975           $    31,975
Notes payable                                                                                      834,356               925,492
Accrued interest                                                                                     8,118                 7,643
Real estate taxes payable                                                                            5,770                 8,091
Accounts payable and other liabilities                                                              23,661                31,380
                                                                                               -----------           -----------
     Total liabilities                                                                             903,880             1,004,581

Minority interests                                                                                   1,487                 1,487

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock,
          $0.01 par value (liquidation preference of $71,839),
          2,300,000 shares issued and outstanding                                                       23                    23
     8.5% Series B Cumulative Participating Convertible Preferred
          Preferred Stock, $0.01 par value (liquidation preference
          of $235,211), 7,828,125 shares issued and outstanding                                         78                    78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                       436                   436
  Additional paid-in capital                                                                       709,373               709,373
  Distributions in excess of earnings                                                             (451,789)             (453,470)
                                                                                               -----------           -----------
      Total shareholders' equity                                                                   258,121               256,440
                                                                                               -----------           -----------
          Total liabilities and shareholders' equity                                           $ 1,163,488           $ 1,262,508
                                                                                               ===========           ===========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                                   2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                                                   $ 31,198             $  36,932
Percentage rents                                                                                1,660                   717
Tenant reimbursements                                                                          14,734                17,724
Interest and other                                                                              3,058                 2,744
                                                                                             --------             --------
  Total revenues                                                                               50,650                58,117

Expenses
Property operating                                                                             12,405                14,133
Real estate taxes                                                                               4,639                 5,226
Depreciation and amortization                                                                  12,223                13,675
Corporate general and administrative                                                            3,419                 3,301
Interest                                                                                       20,661                24,443
Other charges                                                                                   2,792                 3,702
                                                                                             --------             ---------
  Total expenses                                                                               56,139                64,480
                                                                                             --------             ---------

Loss before gain on sale of real estate
  and minority interests                                                                       (5,489)               (6,363)
Gain on sale of real estate, net                                                                7,170                   732
                                                                                             --------             ---------
Income (Loss) before minority interests                                                         1,681                (5,630)
Loss allocated to minority interests                                                                -                     1
                                                                                             --------             ---------
Net income (loss)                                                                               1,681                (5,630)
Income allocated to preferred shareholders                                                     (5,668)               (5,668)
                                                                                             --------             ---------
Net loss applicable to common shares                                                         $ (3,987)            $ (11,298)
                                                                                             ========             =========

Basic and diluted loss per common share                                                      $  (0.09)            $   (0.26)
                                                                                             ========             =========

Weighted-average common shares
  outstanding - basic and diluted                                                              43,578                43,578
                                                                                             ========             =========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                                2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                                                          $  1,681            $ (5,630)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Income allocated to minority interests                                                       -                  (1)
     Gain on sale of real estate, net                                                        (7,170)               (732)
     Depreciation and amortization                                                           12,223              13,675
     Amortization of deferred financing costs                                                 1,959               2,014
     Amortization of debt premiums                                                             (645)               (812)
     Provision for uncollectible accounts receivable                                          2,514               3,071
Changes in operating assets and liabilities:
     (Increase) Decrease in accounts receivable                                                 526              (1,582)
     Decrease in restricted cash                                                              3,275              13,478
     Increase in other assets                                                                  (181)               (551)
     Decrease in accounts payable and other liabilities                                      (8,155)            (18,395)
     Decrease in real estate taxes payable                                                   (2,277)               (236)
     Increase in accrued interest                                                               556               2,286
                                                                                           --------            --------
       Net cash provided by operating activities                                              4,668               6,585
                                                                                           --------            --------

Investing Activities
Additions to investment in rental property                                                     (983)             (5,626)
Proceeds from sales of operating properties and land                                         11,559               9,503
                                                                                           --------            --------
       Net cash provided by investing activities                                             10,576               3,877
                                                                                           --------            --------

Financing Activities
Proceeds from notes payable                                                                       -                 199
Principal repayments on notes payable                                                       (16,691)            (13,805)
Deferred costs                                                                                    -                 (73)
                                                                                           --------            --------
       Net cash used in financing activities                                                (16,691)            (13,679)
                                                                                           --------            --------

Decrease in cash and cash equivalents                                                        (1,447)             (3,217)
Cash and cash equivalents at beginning of period                                              7,537               8,906
                                                                                           --------            --------
Cash and cash equivalents at end of period                                                 $  6,090            $  5,689
                                                                                           ========            ========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                             (Amounts in thousands)


Supplemental Disclosure of Non-cash Investing and Financing Activities

        The following assets and liabilities were disposed in connection with the sale of properties during the periods indicated:

--------------------------------------------------------------------------------
Three Months Ended March 31,                        2002                 2001
--------------------------------------------------------------------------------
  Book value of net assets disposed               $ 77,770             $ 32,815
  Notes payable paid                               (11,052)             (24,044)
  Notes payable assumed by joint venture           (46,862)                   -
  Notes payable transferred to lender              (15,467)                   -
  Gain on sale of real estate                        7,170                  732
                                                  --------             --------
      Cash received, net                          $ 11,559             $  9,503
                                                  ========             ========
================================================================================

See accompanying notes to financial statements.

                               Prime Retail, Inc.
              Notes to Unaudited Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 -- Interim Financial Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting only of recurring accruals considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

     Unless the context otherwise requires, all references to "we," "us," "our" or the Company herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including Prime Retail, L.P. (the "Operating Partnership").

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which we have operational control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Operating Partnership. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investments in partnerships in which we do not have operational control are accounted for under the equity method of accounting. Income (loss) applicable to minority interests and common shares as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred shareholders.

     Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform to the current period presentation.

Note 2 - New Accounting Pronouncements

     In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment of Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002 and such adoption did not have a material impact on our results of operations or financial position.

Note 3 - Property Dispositions

2002 Sales Transactions

     On January 11, 2002, we completed the sale of Prime Outlets at Hagerstown (the "Hagerstown Center"), an outlet center located in Hagerstown, Maryland consisting of approximately 487,000 square feet of gross leasable area ("GLA"), for $80,500 to an existing joint venture partnership (the "Prime/Estein Venture") between one of our affiliates and an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company. Estein and we have 70% and 30% ownership interests, respectively, in the Prime/Estein Venture. In connection with the sale transaction, the Prime/Estein Venture assumed first mortgage indebtedness of $46,862 on the Hagerstown Center (the "Assumed Mortgage Indebtedness"); however, our guarantee of the Assumed Mortgage Indebtedness remains in place.

     The net cash proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after (i) a pay-down of $11,052 of mortgage indebtedness on the Hagerstown Center and (ii) closing costs. The net proceeds from this sale were used to prepay $11,647 of principal outstanding under the Mezzanine Loan. In connection with the sale of the Hagerstown Center, we recorded a gain on the sale of real estate of $16,795 during the first quarter of 2002. At December 31, 2001, the carrying value of the Hagerstown Center of $54,628 was classified as assets held for sale in the Consolidated Balance Sheet. Effective on the date of disposition, we have accounted for our 30% ownership interest in the Hagerstown Center in accordance with the equity method of accounting.

     We are obligated to refinance the Assumed Mortgage Indebtedness on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Assumed Mortgage Indebtedness and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. However, if the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Assumed Mortgage Indebtedness is currently 30-day LIBOR plus 1.50%, or 3.37% as of March 31, 2002.

     On April 1, 2002, we completed the sale of Prime Outlets at Edinburgh (the "Edinburgh Center"), an outlet center located in Edinburgh, Indiana consisting of approximately 305,000 square feet of GLA. The Edinburgh Center was sold to CPG Partners, L.P. for cash consideration of $27,000.

     The net cash proceeds from the sale were $9,551, after (i) repayment in full of $16,317 of existing first mortgage indebtedness on the Edinburgh Center and (ii) closing costs and fees. We used these net proceeds to make a mandatory principal payment of $9,178 on a mezzanine loan (the "Mezzanine Loan") obtained in December 2000 from FRIT PRT Lending LLC (the "Lender") in the original amount of $90,000. See Note 4 - Bonds and Notes Payable" for additional information.

     During the first quarter of 2002, we recorded a loss on the sale of real estate of $9,625 related to the write-down of the carrying value of the Edinburgh Center to its net realizable value based on the terms of the sale agreement. Effective March 31, 2002, the aggregate carrying value of the Edinburgh Center of $26,709 was classified as assets held for sale in the Consolidated Balance Sheet.

     On April 19, 2002, we completed the sale of Phases II and III of Bellport Outlet Center (the "Bellport Outlet Center"), an outlet center located in Bellport, New York consisting of approximately 197,000 square feet of GLA. We had a 51% ownership interest in the joint venture partnership that owned the Bellport Outlet Center. The Bellport Outlet Center was sold to Sunrise Station, L.L.C., an affiliate of one of our joint venture partners, for cash consideration of $6,500. At closing, recourse first mortgage indebtedness of $5,500, which was scheduled to mature on May 1, 2002, was repaid in full. To date we have received $522 of cash proceeds from the sale which were used to make a mandatory principal payment of $502 on the Mezzanine Loan.

2001 Sales Transactions

     On February 2, 2001, we sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, we sold Prime Outlets at Silverthorne, an outlet center located in Silverthorne, Colorado consisting of approximately 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of Prime Outlets at Silverthorne were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales were used to prepay an aggregate $9,137 of principal outstanding under our Mezzanine Loan in accordance with the terms of such loan agreement. In connection with these sales, we recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in our results of operations through the respective dates of disposition.

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

     Prior to its sale, Prime Outlets at Silverthorne, was one of fifteen properties securing a first mortgage and expansion loan (the "First Mortgage and Expansion Loan"). In conjunction with the sale of Prime Outlets at Silverthorne, we substituted Prime Outlets at Lebanon for Prime Outlets at Silverthorne in the cross-collateralized asset pool securing the First Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement. In conjunction with adding Prime Outlets at Lebanon as security for the First Mortgage and Expansion Loan, we repaid, as discussed above, certain mortgage indebtedness on Prime Outlets at Lebanon of $18,078.

Foreclosure Sales

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans held by New York Life Insurance Company ("New York Life") which were cross-collateralized by Prime Outlets at Jeffersonville II (the "Jeffersonville II Center"), located in Jeffersonville, Ohio and Prime Outlets at Conroe (the "Conroe Center"), located in Conroe, Texas. Effective January 1, 2002, New York Life foreclosed on the Conroe Center and we remain in discussions with New York Life regarding the transfer of our ownership interest in the Jeffersonville II Center. See Note 4 - "Bonds and Notes Payable" for additional information.

     On May 8, 2001, Prime Outlets at New River, an outlet center located in New River, Arizona, was sold through foreclosure. Affiliates of the Company and Fru-Con Development Corporation each own 50% of the partnership, which owned the project. We accounted for our ownership interest in the partnership that owned the project in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale, we recorded a loss on the sale of real estate of $180 during the second quarter of 2001.

Note 4 - Bonds and Notes Payable

Going Concern

     During 2002, we are required to make, in addition to scheduled monthly amortization, certain mandatory principal payments on our Mezzanine Loan aggregating $25,367 with net proceeds from asset sales, excluding our January 11, 2002 sale of a 70% joint venture partnership interest in the Hagerstown Center, or other capital transactions within specified periods (see "Mezzanine Loan Modification" for additional information). Although we continue to seek to generate additional liquidity through new financings and the sale of assets, there can be no assurance that we will be able to complete asset sales or other capital transactions within the specified periods or that such asset sales or other capital transactions, if they should occur, will generate sufficient proceeds to make the mandatory payments of the Mezzanine Loan. Any failure to satisfy these mandatory principal payments within the specified time periods will constitute a default under the Mezzanine Loan.

     As of March 31, 2002, we were in compliance with all financial debt covenants under our recourse loan agreements. However, there can be no assurance that we will be in compliance with our financial debt covenants in future periods since our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risks associated with existing vacancy rates or potential increases in vacancy rates because of, among other factors, tenant bankruptcies and store closures, and the resulting impact on our revenue, and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods. See "Defaults on Certain Non-recourse Mortgage Indebtedness" and
"Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships" for additional information.

     Based on our current financial projections, we believe we will not be in compliance with respect to debt service coverage ratios under certain debt facilities as early as the second quarter of 2002. The debt facilities at issue are fixed rate tax-exempt revenue bonds (the "Affected Fixed Rate Bonds") in the amount of $18,390 and a recourse bridge loan (the "Bridge Loan") in the amount of $111,225. In the event of non-compliance, the holders of the Affected Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest, and the Bridge Loan lender may elect to accelerate the maturity of the Bridge Loan debt. Additionally, noncompliance or defaults with respect to debt service coverage ratios under these debt facilities may trigger certain cross-default provisions with respect to other debt facilities, including our Mezzanine Loan.

     We are working with the affected lenders to discuss potential resolutions including waiver or amendment with respect to the applicable provisions. If we are unable to reach satisfactory resolution with the affected lenders, we will look to (i) obtain alternative financing from other financial institutions, (ii) sell the projects subject to the affected debt or (iii) explore other possible capital transactions to generate cash to repay the amounts outstanding under such debt. There can be no assurance that we will obtain satisfactory resolutions with our affected lenders or that we will be able to complete asset sales or other capital raising activities sufficient to repay the amount outstanding under the affected Fixed Rate Bonds or Bridge Loan.

     These above listed conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Mezzanine Loan Modification

     Effective January 31, 2002, we entered into a modification to the original terms of our Mezzanine Loan obtained in December 2000. The Mezzanine Loan amendment (the "Amendment"), among other things, (i) reduces required monthly principal amortization for the period February 1, 2002 through January 1, 2003 ("Year 2") from $1,667 to $800, which may be further reduced to a minimum of $500 per month under certain limited circumstances, provided no defaults exist under the Mezzanine Loan and certain other conditions have been satisfied at the Lender's sole discretion, (ii) requires certain mandatory principal payments from net proceeds from asset sales or other capital transactions pursuant to the schedule set forth below and (iii) reduces the threshold level at which excess cash flow from operations must be applied to principal pay-downs, primarily resulting from a reduction in the available working capital reserves.
Additionally, the Amendment (i) increases the interest rate from LIBOR plus 9.50% to LIBOR plus 9.75% (rounded up to nearest 0.125% with a minimum rate of 14.75%), (ii) changes the Mezzanine Loan maturity date from December 31, 2003 to September 30, 2003 and (iii) required a 0.25% fee, which was paid at the time of the modification, on the outstanding principal balance.

     The Amendment also requires additional Year 2 monthly payments of $250 (the "Escrowed Funds") into an escrow account controlled by the Lender. Provided certain conditions are satisfied in the Lender's sole discretion, the Escrowed Funds may be released to us for limited purposes. The Escrowed Funds not used at the end of each quarter, subject to certain exceptions, will be applied by the Lender to amortize the Mezzanine Loan. The required monthly principal amortization of $2,333 commencing on February 1, 2003, through the new maturity date of September 30, 2003, remains unchanged.

     The Amendment also requires mandatory principal payments with net proceeds from asset sales, excluding our January 11, 2002 sale of a 70% joint venture partnership interest in the Hagerstown Center (see Note 3 - "Property Dispositions" for additional information), or other capital transactions of not less than (i) $8,906 by May 1, 2002, (ii) $24,406, inclusive of the $8,906, by July 1, 2002 (subject to extension to October 31, 2002 provided certain conditions are met to the Lender's satisfaction) and (iii) $25,367, inclusive of the $24,406, by November 1, 2002. In addition to each mandatory principal payment, we must also pay any interest, including deferred interest, accrued thereon and the additional fees provided for in the Mezzanine Loan. Any failure to satisfy these mandatory principal payments or other payments within the specified time periods will constitute a default under the Mezzanine Loan.

     On April 1, 2002, we sold our Edinburgh Center and used the net proceeds to make a $9,178 mandatory payment on the Mezzanine Loan. Additionally, on April 19, 2002, we sold Phases II and III of the Bellport Outlet Center and used the net proceeds to make a $502 mandatory payment on the Mezzanine Loan. As a result, we satisfied the May 1, 2002 mandatory principal payment requirement and are now required to complete additional asset sales or other capital transactions generating net proceeds aggregating $14,726 by July 1, 2002 (subject to extension as indicated above) and $15,687 (inclusive of the $14,726) by November 1, 2002.

     The Mezzanine Loan was also amended on January 11, 2002 to, among other things, (i) release the partnership interests in Outlet Village of Hagerstown Limited Partnership ("Hagerstown LP") as collateral under the Mezzanine Loan,
(ii) release Hagerstown LP of all obligations under the Mezzanine Loan and (iii) add Hagerstown Land, L.L.C., a Delaware limited liability company, as a guarantor under the Mezzanine Loan. Hagerstown Land, L.L.C. is the owner of three parcels of land adjacent to the Hagerstown Center.

Debt Service Obligations

     Our aggregate indebtedness excluding (i) unamortized debt premiums of $10,253, (ii) mortgage indebtedness of $16,317 on the Edinburgh Center and (iii) non-recourse mortgage indebtedness of $17,768 on Prime Outlets at Jeffersonville II was $821,993 (the "Adjusted Indebtedness") at March 31, 2002. See Note 3 - "Property Dispositions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information.

     At March 31, 2002 the Adjusted Indebtedness had a weighted-average maturity of 3.1 years and bore contractual interest at a weighted-average rate of 8.97% per annum. At March 31, 2002, $754,474, or 91.8%, of the Adjusted Indebtedness bore interest at fixed rates and $67,519 or 8.2%, of the Adjusted Indebtedness bore interest at variable rates. In certain cases, we utilize derivative financial instruments to manage our interest rate risk associated with variable rate debt.

     As of March 31, 2002, our scheduled principal payments for the remainder of 2002 for the Adjusted Indebtedness aggregated $43,118. The remaining scheduled principal payments for 2002 include (i) principal amortization aggregating $14,779, (ii) a $2,972 recourse first mortgage loan on Western Plaza (the "Western Plaza First Mortgage Loan"), a community center located in Knoxville, Tennessee and (iii) mandatory principal payments on the Mezzanine Loan aggregating $25,367 (see "Mezzanine Loan Modification" for additional information). On April 11, 2002, we made a principal payment of $350 on the Western Plaza First Mortgage Loan in connection with our exercise of an option to extend the maturity date from April 30, 2002 to October 31, 2002 for the remaining outstanding principal balance of $2,622. Additionally, during April of 2002, we made mandatory principal payments on the Mezzanine Loan aggregating $9,680. The outstanding principal balance of the Mezzanine Loan as of March 31, 2002 was $47,831. As a result of subsequent principal payments the outstanding principal balance as of May 14, 2002 was $36,740.

     Certain of our debt obligations, including the Mezzanine Loan and fixed-rate bonds aggregating $7,000 secured by a second mortgage on Western Plaza, contain cross-default provisions that would be triggered in the event of a default under the Western Plaza First Mortgage Loan. If these cross-default provisions were triggered, the holders of the Mezzanine Loan could elect to accelerate such debt and the holders of the bonds could elect to put such obligations to us at a price equal to par plus accrued interest. See "Going Concern" for additional information.

Guarantees of Indebtedness of Others

     We are a guarantor or otherwise obligated with respect to an aggregate of $12,394 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"), including $10,000 of obligations under a secured credit facility (the "HGP Secured Credit Facility"). HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. in June, 1998.

     The HGP Secured Credit Facility bore interest at a rate of 30-day LIBOR plus 1.90%, was collateralized by five properties located throughout the United States and matured on July 11, 2001. On August 2, 2001, HGP announced it had refinanced one of the properties in the HGP Secured Credit Facility and used the proceeds from the new first mortgage loan to reduce the principal balance of the HGP Secured Credit Facility. Simultaneously, HGP obtained an extension to the remaining principal balance of approximately $33,500, including a 2% extension fee, on the HGP Secured Credit Facility through July 11, 2002. Commencing on the extension date, the HGP Secured Credit Facility bears interest at a rate of 30-day LIBOR (but not less than 4.10%) plus 3.95%, requires monthly principal amortization of $225, and is collateralized by four properties located throughout the United States. We confirmed our obligations as guarantor with respect to the HGP Secured Credit Facility in connection with the extension and partial pay-down. No claims have been made against our guaranty by the HGP Secured Credit Facility lender. On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of $45,500 secured by six of its other outlet centers. Such defaults do not constitute defaults under the HGP Secured Credit Facility or any other facility guaranteed by us.

     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed $46,862 of mortgage indebtedness, however, our guarantee of such indebtedness remains in place. See Note 3 - "Property Dispositions" for additional information.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by the Jeffersonville II Center and the Conroe Center. These non-recourse mortgage loans were held by New York Life.

     Effective January 1, 2002, New York Life foreclosed on the Conroe Center and its related assets and liabilities, including $554 of cash and $15,467 of principal outstanding under the non-recourse mortgage loan, were transferred from our subsidiary that owned the Conroe Center to New York Life. No gain or loss was recorded in connection with the foreclosure action. The foreclosure of the Conroe Center did not have a material impact on our results of operations or financial condition because during 2001 all excess cash flow from the operations of the Conroe Center was utilized for debt service on its non-recourse mortgage loan.

     We remain in discussions with New York Life regarding the transfer of our ownership interest in the Jeffersonville II Center. During 2001 and the three months ended March 31, 2002, all excess cash flow from the operations of the Jeffersonville II Center was utilized for debt service on its non-recourse mortgage loan. The carrying value of the Jeffersonville II Center approximates $3,931 at March 31, 2002. Such value is exceeded by the balance of the non-recourse mortgage indebtedness of $17,768 as of March 31, 2002. If we were to transfer our ownership interest in the Jeffersonville II Center to New York Life, we would record a non-recurring gain for the difference between the carrying value of the Jeffersonville II Center and its related net assets and the outstanding loan balance.

Defaults  on  Certain  Non-recourse   Mortgage  Indebtedness  of  Unconsolidated
Partnerships

     Two mortgage loans related to projects in which we, through subsidiaries, indirectly own joint venture interests have matured and are in default. The mortgage loans, at the time of default, were (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on Oxnard Factory Outlet, an outlet center located in Oxnard, California, held by Fru-Con. Through an affiliate we hold a 50% ownership interest in the partnership that owns Phase I of the Bellport Outlet Center. Fru-Con and we are each 50% partners in the partnership that owns the Oxnard Factory Outlet.

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

     We do not believe either of these mortgage loans is recourse to us. It is possible, however, that either or both of the respective lenders will file a lawsuit seeking to collect amounts due under the loan. If such an action is brought, the outcome, and our ultimate liability, if any, cannot be predicted at this time.

     We are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our ownership interests in Phase I of the Bellport Outlet Center and the Oxnard Factory Outlet in accordance with the equity method of accounting. As of March 31, 2002, the carrying value of our investment in these properties was $0.

Note 5 - Shareholders' Equity

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

     Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. We are currently in arrears on ten quarters of preferred stock distributions due February 15, 2000 through May 15, 2002, respectively.

     Under the terms of our Mezzanine Loan, we are prohibited from paying dividends or distributions except to the extent necessary to maintain our status as a REIT. In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of March 31, 2002, unpaid dividends for the period beginning on November 16, 1999 through March 31, 2002 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $14,339 and $39,508, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2002 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Note 6 - Legal Proceedings

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

     In addition to the Mikasa Plaintiffs and Melru Corporation, other tenants, including Design's Inc. and Brown Group Retail, Inc., in the Company's outlet centers have made or may make allegations concerning overcharging for CAM and promotion fund charges similar to those made by the Mikasa Plaintiffs and Melru Corporation. No other such tenant, however, has filed a suit. It is too early to make any predictions as to whether the Company or its affiliates may be found liable with respect to such other tenants, or to predict damages should liability be found.

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

     Affiliates of the Company routinely file lawsuits to collect past due rent from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question has defaulted under the tenant's lease, has overcharged the tenant for CAM and promotion fund charges, or has failed to maintain or market the outlet center in question as required by the lease. In spite of such counterclaims, the Company's affiliates usually elect to continue to pursue their collection or eviction actions. Although the Company and its affiliates believe that such counterclaims are without merit and defend against them vigorously, the outcome of all such counterclaims, and thus the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

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

Cautionary Statements

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report on Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the following:

o the risk associated with our high level of leverage and our ability to refinance such indebtedness as it becomes due;

o the risk that we or one or more of our subsidiaries are not able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants;

o the risk of material adverse effects of future events, including tenant bankruptcies or abandonments, on our financial performance;

o the risk related to the retail industry in which our outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences;

o the risk associated with tenant bankruptcies, store closings and the non-payment by tenants of contractual rents and additional rents;

o        the risk associated with our potential asset sales;

o the risk of potential increases in market interest rates from current levels;

o the risk associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of our properties;

o        the risk associated with litigation; and

o the risk associated with competition from web-based and catalogue retailers.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. These Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent liabilities. We evaluate our estimates on an on-going basis; including those related to (i) revenue recognition, (ii) provisions for bad debt on accounts receivable, (iii) potential impairment of the carrying value of rental properties held for use,
(iv) capitalization and depreciation of significant renovations and improvements and (v) contingencies for debt guarantees and litigation. We base our estimates on historical trends and certain other assumptions that we believe are reasonable under the particular circumstances. These estimates ultimately form the basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Bad Debt

     We regularly review our accounts receivable to determine an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on ours tenants' ability to pay, past collection experience and such other factors which, in our judgment, deserve current recognition. In turn, a provision for bad debt is charged against the allowance to maintain the allowance level within this range. If the financial condition of our tenants were to deteriorate, resulting in impairment in their ability to make payments due under their leases, additional allowances may be required.

Impairment of Rental Property

     We monitor our portfolio of properties (the "Properties") for indicators of impairment on an on-going basis. We record a provision for impairment when we believe certain events and circumstances have occurred which indicate that the carrying value of our Properties might have experienced a decline in value that is other than temporary. Impairment losses are measured as the difference between the carrying value and the estimated fair value for assets held in the portfolio. For assets held for sale, impairment is measured as the difference between the carrying value and fair value, less costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of return. Adverse changes in market conditions or deterioration in the operating results of our outlet centers and other rental properties could result in losses or an inability to recover the current carrying value of such assets. Such potential losses or the inability to recover the current carrying value may not be reflected in our Properties' current carrying value, thereby possibly requiring an impairment charge in the future.

Contingencies

     We are subject to proceedings, lawsuits, and other claims related to various matters (see Note 6 - "Legal Proceedings" of the Notes to the Consolidated Financial Statements for additional information). Additionally, we have guaranteed certain indebtedness of others (see Note 4 - "Bonds and Notes Payable" for additional information). With respect to these contingencies, we assess the likelihood of any adverse judgments or outcomes to these matters and, if appropriate, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. Future reserves may be required due to (i) new developments or changes to the approach in which we deal with each matter or (ii) if unasserted claims arise.

Outlet Center Portfolio

Portfolio GLA and Occupancy

     As a fully-integrated real estate company, we provide finance, leasing, accounting, marketing and management services for all of our Properties, including those which we have an ownership interest through joint venture partnerships. At March 31, 2002, our portfolio of properties consisted of (i) 44 outlet centers aggregating 12,388,000 square feet of gross leasable area ("GLA") (including 1,682,000 square feet of GLA at outlet centers owned through joint venture partnerships), (ii) two community shopping centers aggregating 219,000 square feet of GLA and (iii) 154,000 square feet of GLA of office space. This compares to 45 properties totaling 12,670,000 square feet of GLA at December 31, 2001 and 47 properties totaling 13,239,000 square feet of GLA at March 31, 2001. The changes in the Company's outlet center GLA are due to certain sales transactions during 2002 and 2001, including the loss of two outlet centers through foreclosure sale. Such changes are discussed below and are collectively referred to as the "Portfolio GLA Activity".

     The Company's outlet center portfolio was 87.2% and 89.9% occupied on March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, weighted average occupancy in the outlet center portfolio was 87.4% compared to 90.2% for the same period in 2001. The decline in the 2002 weighted average and period-end occupancies was primarily attributable to certain tenant bankruptcies, abandonments and store closings.

        The table set forth below summarizes certain information with respect to our outlet centers as of March 31, 2002:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Grand              GLA                Occupancy
Outlet Centers                                                             Opening Date           (Sq. Ft.)          Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont--  Fremont, Indiana                               October 1985            229,000                  86%

Prime Outlets at Birch Run (2)--  Birch Run, Michigan                    September 1986            724,000                  92

Prime Outlets at Latham--  Latham, New York                                 August 1987             43,000                  83

Prime Outlets at Williamsburg (2)--  Williamsburg, Virginia                  April 1988            274,000                  99

Prime Outlets at Pleasant Prairie--  Kenosha, Wisconsin                  September 1988            269,000                  91

Prime Outlets at Edinburgh (3)--  Edinburgh, Indiana                     September 1989            298,000                  98

Prime Outlets at Burlington--  Burlington, Washington                          May 1989            174,000                  90

Prime Outlets at Queenstown--  Queenstown, Maryland                           June 1989            221,000                  94

Prime Outlets at Hillsboro--  Hillsboro, Texas                             October 1989            359,000                  84

Prime Outlets at Oshkosh--  Oshkosh, Wisconsin                            November 1989            260,000                  91

Prime Outlets at Warehouse Row (4)--  Chattanooga, Tennessee              November 1989             95,000                  83

Prime Outlets at Perryville--  Perryville, Maryland                           June 1990            148,000                  97

Prime Outlets at Sedona--  Sedona, Arizona                                  August 1990             82,000                  91

Prime Outlets at San Marcos--  San Marcos, Texas                            August 1990            549,000                  94

Prime Outlets at Anderson--  Anderson, California                           August 1990            165,000                  84

Prime Outlets at Post Falls--  Post Falls, Idaho                              July 1991            179,000                  67

Prime Outlets at Ellenton--  Ellenton, Florida                             October 1991            481,000                  97

Prime Outlets at Morrisville--  Raleigh/Durham, North Carolina             October 1991            187,000                  78

Prime Outlets at Naples--  Naples/Marco Island, Florida                   December 1991            146,000                  86

Prime Outlets at Niagara Falls USA--  Niagara Falls, New York                 July 1992            534,000                  90

Prime Outlets at Woodbury--  Woodbury, Minnesota                              July 1992            250,000                  67

Prime Outlets at Calhoun--  Calhoun, Georgia                               October 1992            254,000                  85

Prime Outlets at Castle Rock--  Castle Rock, Colorado                     November 1992            480,000                  97

Prime Outlets at Bend--  Bend, Oregon                                     December 1992            132,000                  94

Prime Outlets at Jeffersonville II (5)--  Jeffersonville, Ohio               March 1993            314,000                  42

Prime Outlets at Jeffersonville I--  Jeffersonville, Ohio                     July 1993            407,000                  92

Prime Outlets at Gainesville--  Gainesville, Texas                          August 1993            316,000                  73

Prime Outlets at Loveland--  Loveland, Colorado                                May 1994            328,000                  94

Prime Outlets at Grove City--  Grove City, Pennsylvania                     August 1994            533,000                  97

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Grand              GLA               Occupancy
Outlet Centers                                                             Opening Date           (Sq. Ft.)          Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Huntley--  Huntley, Illinois                               August 1994            282,000                  67%

Prime Outlets at Florida City--  Florida City, Florida                   September 1994            208,000                  75

Prime Outlets at Pismo Beach--  Pismo Beach, California                   November 1994            148,000                  93

Prime Outlets at Tracy--  Tracy, California                               November 1994            153,000                  91

Prime Outlets at Vero Beach--  Vero Beach, Florida                        November 1994            326,000                  87

Prime Outlets at Odessa--  Odessa, Missouri                                   July 1995            296,000                  78

Prime Outlets at Darien (6)--  Darien, Georgia                                 July 1995           307,000                  66

Prime Outlets at Gulfport (7)--  Gulfport, Mississippi                    November 1995            306,000                  84

Bellport Outlet Center (8)--  Bellport, New York--  Phases II/III         November 1996            197,000                  62

Prime Outlets at Lodi--  Burbank, Ohio                                    November 1996            313,000                  89

Prime Outlets at Gaffney (6)--  Gaffney, South Carolina                   November 1996            305,000                  94

Prime Outlets at Lee--  Lee, Massachusetts                                    June 1997            224,000                  98

Prime Outlets at Lebanon--  Lebanon, Tennessee                               April 1998            229,000                  97

Prime Outlets at Hagerstown (9)--  Hagerstown, Maryland                     August 1998            487,000                  96

Prime Outlets of Puerto Rico--  Barceloneta, Puerto Rico                      July 2000            176,000                  96
                                                                                                ----------                  --

Total Outlet Centers (10)                                                                       12,388,000                  87%
                                                                                                ==========                  ==
=================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of March 31, 2002 as a percent of available square feet of GLA.
(2) We, through affiliates, have a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3)    On April 1, 2002 we sold this outlet center.
(4) We own a 2% partnership interest as the sole general partner in Phase I of this property but are entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space, not included in this table, which was 95% occupied as of March 31, 2002.
(5) Non-recourse mortgage loans on Prime Outlets at Conroe and Prime Outlets at Jeffersonville II are cross-collateralized. Effective January 1, 2002, the lender foreclosed on Prime Outlets at Conroe. We remain in discussions with the lender regarding the transfer of our ownership interest in Prime Outlets at Jeffersonville II.
(6) We operate this outlet center pursuant to a long-term ground lease under which we receive the economic benefit of a 100% ownership interest.
(7) The real property on which this outlet center is located is subject to a long-term ground lease.
(8) On April 18, 2002, the joint venture partnership that owns Phases II and III of the Bellport Outlet Center sold the center. We owned 51% of the joint venture partnership.
(9) On January 11, 2002, we sold this outlet center to a joint venture partnership in which we, through affiliates, have a 30% ownership interest.
(10) We own two community centers, not included in this table, containing approximately 219,000 square feet in the aggregate that were 75% occupied as of March 31, 2002.

Results of Operations

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Summary

     We reported net income (loss) of $1,681 and $(5,630) for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, the net loss applicable to our common shareholders was $3,791, or $0.09 per common share on a basic and diluted basis. For the three months ended March 31, 2001, the net loss applicable to our common shareholders was $11,298, or $0.26 per common share on a basic and diluted basis.

     The 2002 results include a gain on the sale of real estate of $7,170. The 2001 results include a gain on the sale of real estate of $732.

Revenues

     Total revenues were $50,650 for the three months ended March 31, 2002, compared to $58,117 for the same period in 2001, a decrease of $7,467, or 12.8%. Base rents decreased $5,734, or 15.5%, to $31,198 during the three months ended March 31, 2002 compared to $36,932 for the same period in 2001. These decreases are primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2002 period. Straight-line rent expense, included in base rent was $42 and $200 for the three months ended March 31, 2002 and 2001, respectively.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $2,990, or 16.9%, to $14,734 during the three months ended March 31, 2002 compared to $17,724 in the same period in 2001. This decline is primarily due to the Portfolio GLA Activity and the reduction in outlet center occupancy during the 2002 period. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 86.4% in 2002 compared to 91.6% in 2001.

     Interest and other income increased by $314, or 11.4%, to $3,058 during the three months ended March 31, 2002 compared to $2,744 for same period in 2001. The increase was primarily attributable to an increase in equity earnings from investment in partnerships of $818 partially offset by reductions in (i) lease termination income of $322 and (ii) all other income of $182.

Expenses

     Property operating expenses decreased by $1,728, or 12.2%, to $12,405 during the three months ended March 31, 2002 compared to $14,133 for the same period in 2001. Real estate taxes expense decreased by $587, or 11.2%, to $4,639 during the three months ended March 31, 2002 compared to $5,226 for the same period in 2001. These decreases are primarily due to the Portfolio GLA Activity.

     As shown in TABLE 1, depreciation and amortization expense decreased by $1,452, or 10.6%, to $12,223 during the three months ended March 31, 2002, compared to $13,675 for the same period in 2001. This decrease was primarily attributable to the depreciation and amortization of assets associated with the Portfolio GLA Activity.

Table 1--Components of Depreciation and Amortization Expense

--------------------------------------------------------------------------------
Three Months ended March 31,                         2002                 2001
--------------------------------------------------------------------------------
Building and improvements                         $  6,648             $  6,889
Land improvements                                    1,389                1,536
Tenant improvements                                  3,426                4,374
Furniture and fixtures                                 668                  760
Leasing commissions                                     98                  116
                                                  --------             --------
  Total                                           $ 12,223             $ 13,675
                                                  ========             ========
--------------------------------------------------------------------------------

     As shown in TABLE 2, interest expense decreased by $3,782, or 15.5%, to $20,661 during the three months ended March 31, 2002 compared to $24,443 for the same period in 2001. This decrease reflects (i) lower interest incurred of $3,893 and (ii) a decrease in amortization of deferred financing costs of $55 partially offset by a reduction in amortization of debt premiums of $166.

     The decrease in interest incurred is primarily attributable to a reduction of $134,527 in our weighted average debt outstanding, excluding debt premiums, during the three months ended March 31, 2002 compared to the same period in 2001. Also contributing to the decrease in interest incurred were lower weighted average interest rates during the three months ended March 31, 2002 compared to the same period in 2001. The significant reduction in weighted average debt outstanding was primarily attributable to debt repayments associated with the sales of properties. The weighted average contractual interest rates for the three months ended March 31, 2002 and 2001 were 8.99% and 9.36%, respectively.

Table 2--Components of Interest Expense

--------------------------------------------------------------------------------
Three Months ended March 31,                         2002                 2001
--------------------------------------------------------------------------------
Interest incurred                                 $ 19,347             $ 23,240
Amortization of deferred financing costs             1,959                2,014
Amortization of debt premiums                         (645)                (811)
                                                  --------             --------
  Total                                           $ 20,661             $ 24,443
                                                  ========             ========
================================================================================

     Other charges decreased by $910, or 24.6%, to $2,792 for the three months ended March 1, 2002 compared to $3,702 for the same period in 2001. The decrease was primarily attributable to (i) a lower provision for uncollectible accounts receivable of $557 and (ii) a decrease in costs associated with development activities of $434. Partially offsetting these items was a reduction in all other expenses of $81.

Merchant Sales

     For the three months ended March 31, 2002, same-store sales in the Company's outlet center portfolio decreased 1.3% compared to the same period in 2001. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores open since January 1, 2001. The weighted-average sales per square foot reported by all merchants were $241 for the year ended December 31, 2001.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the three months ended March 31, 2002, net cash provided by operating activities was $4,668, net cash provided by investing activities was $10,576 and net cash used in financing activities was $16,691.

     The net cash provided by investing activities during the three months ended March 31, 2002 consisted of $12,133 of net proceeds from the sale of Prime Outlets at Hagerstown on January 11, 2002 partially offset by (i) cash of $574 assumed by the lender in connection with the January 1, 2002 foreclosure sale of Prime Outlets at Conroe and (ii) $983 of additions to rental property. The additions to rental property were primarily attributable to costs incurred in connection with re-leasing space to new merchants.

     The gross uses of cash for financing activities of $16,691 during the three months ended March 31, 2002 consisted of (i) scheduled principal amortization on notes payable of $5,044 and (ii) additional mandatory principal payments totaling $11,647 on our Mezzanine Loan.

2002 Sales Transactions

     On January 11, 2002, we completed the sale of Prime Outlets at Hagerstown (the "Hagerstown Center"), an outlet center located in Hagerstown, Maryland consisting of approximately 487,000 square feet of gross leasable area ("GLA"), for $80,500 to an existing joint venture partnership (the "Prime/Estein Venture") between one of our affiliates and an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company. Estein and we have 70% and 30% ownership interests, respectively, in the Prime/Estein Venture. In connection with the sale transaction, the Prime/Estein Venture assumed first mortgage indebtedness of $46,862 on the Hagerstown Center (the "Assumed Mortgage Indebtedness"); however, our guarantee of the Assumed Mortgage Indebtedness remains in place.

     The net cash proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after (i) a pay-down of $11,052 of existing mortgage indebtedness on the Hagerstown Center and (ii) closing costs. The net proceeds from this sale were used to prepay $11,647 of principal outstanding under the Mezzanine Loan. In connection with the sale of the Hagerstown Center, we recorded a gain on the sale of real estate of $16,795 during the first quarter of 2002. At December 31, 2001, the carrying value of the Hagerstown Center of $54,628 was classified as assets held for sale in the Consolidated Balance Sheet. Effective on the date of disposition, we have accounted for our 30% ownership interest in the Hagerstown Center in accordance with the equity method of accounting.

     We are obligated to refinance the Assumed Mortgage Indebtedness on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Assumed Mortgage Indebtedness and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. However, if the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Assumed Mortgage Indebtedness is currently 30-day LIBOR plus 1.50%, or 3.3.7% as of March 31, 2002.

     On April 1, 2002, we completed the sale of Prime Outlets at Edinburgh (the "Edinburgh Center"), an outlet center located in Edinburgh, Indiana consisting of approximately 305,000 square feet of GLA. The Edinburgh Center was sold to CPG Partners, L.P. for cash consideration of $27,000.

     The net cash proceeds from the sale were $9,551, after (i) repayment in full of $16,317 of existing first mortgage indebtedness on the Edinburgh Center and (ii) closing costs and fees. We used these net proceeds to make a mandatory principal payment of $9,178 on a mezzanine loan (the "Mezzanine Loan") obtained in December 2000 from FRIT PRT Lending LLC (the "Lender") in the original amount of $90,000.

     During the first quarter of 2002, we recorded a loss on the sale of real estate of $9,625 related to the write-down of the carrying value of the Edinburgh Center to its net realizable value based on the terms of the sale agreement. Effective March 31, 2002, the aggregate carrying value of the Edinburgh Center of $26,709 was classified as assets held for sale in the Consolidated Balance Sheet.

     On April 19, 2002, we completed the sale of Phases II and III of Bellport Outlet Center (the "Bellport Outlet Center"), an outlet center located in Bellport, New York consisting of approximately 197,000 square feet of GLA. We had a 51% ownership interest in the joint venture partnership that owned the Bellport Outlet Center. The Bellport Outlet Center was sold to Sunrise Station, L.L.C., an affiliate of one of our joint venture partners, for cash consideration of $6,500. At closing, recourse first mortgage indebtedness of $5,500 which was scheduled to mature on May 1, 2002, was repaid in full. To date we have received $522 of cash proceeds from the sale which were used to make a mandatory principal payment of $502 on the Mezzanine Loan.

Foreclosure Sales

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans held by New York Life Insurance Company ("New York Life") which were cross-collateralized by Prime Outlets at Jeffersonville II (the "Jeffersonville II Center"), located in Jeffersonville, Ohio and Prime Outlets at Conroe (the "Conroe Center"), located in Conroe, Texas. Effective January 1, 2002, New York Life foreclosed on the Conroe Center and we remain in discussions with New York Life regarding the transfer of our ownership interest in the Jeffersonville II Center. See "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information.

Going Concern

     During 2002, we are required, in addition to scheduled monthly amortization, to make certain mandatory principal payments on our Mezzanine Loan aggregating $25,367 from with net proceeds from asset sales, excluding the January 11, 2002 sale of a 70% joint venture partnership interest in the Hagerstown Center, or other capital transactions within specified periods (see "Mezzanine Loan Modification" for additional information). Although we continue to seek to generate additional liquidity through new financings and the sale of assets, there can be no assurance that we will be able to complete asset sales or other capital transactions within the specified periods or that such asset sales or other capital transactions, if they should occur, will generate sufficient proceeds to make the additional mandatory prepayments of the Mezzanine Loan. Any failure to satisfy these mandatory principal prepayments within the specified time periods will constitute a default under the Mezzanine Loan.

     As of March 31, 2002, we were in compliance with all financial debt covenants under our recourse loan agreements. However, there can be no assurance that we will be in compliance with our financial debt covenants in future periods since our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of increases in market interest rates from current levels, the risks associated with existing vacancy rates or potential increases in vacancy rates because of, among other factors, tenant bankruptcies and store closures, and the resulting impact on our revenue, and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods. See "Defaults on Certain Non-recourse Mortgage Indebtedness" and
"Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships" for additional information.

     Based on our current financial projections, we believe we will not be in compliance with respect to debt service coverage ratios under certain debt facilities as early as the second quarter of 2002. The debt facilities at issue are fixed rate tax-exempt revenue bonds (the "Affected Fixed Rate Bonds") in the amount of $18,390 and a recourse bridge loan (the "Bridge Loan") in the amount of $111,225. In the event of non-compliance, the holders of the Affected Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest, and the Bridge Loan lender may elect to accelerate the maturity of the Bridge Loan debt. Additionally, noncompliance or defaults with respect to debt service coverage ratios under these debt facilities may trigger certain cross-default provisions with respect to other debt facilities, including our Mezzanine Loan.

     We are working with the affected lenders to discuss potential resolutions including waiver or amendment with respect to the applicable provisions. If we are unable to reach satisfactory resolution with the affected lenders, we will look to (i) obtain alternative financing from other financial institutions, (ii) sell the projects subject to the affected debt or (iii) explore other possible capital transactions to generate cash to repay the amounts outstanding under such debt facility. There can be no assurance that we will obtain satisfactory resolutions with our affected lenders or that we will be able to complete asset sales or other capital raising activities sufficient to repay the amount outstanding under the affected Fixed Rate Bonds or Bridge Loan.

     These above listed conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Mezzanine Loan Modification

     Effective January 31, 2002, we entered into a modification to the original terms of our Mezzanine Loan obtained in December 2000. The Mezzanine Loan amendment (the "Amendment"), among other things, (i) reduces required monthly principal amortization for the period February 1, 2002 through January 1, 2003 ("Year 2") from $1,667 to $800, which may be further reduced to a minimum of $500 per month under certain limited circumstances, provided no defaults exist under the Mezzanine Loan and certain other conditions have been satisfied at the Lender's sole discretion, (ii) requires certain mandatory principal payments from net proceeds from asset sales, or other capital transactions pursuant to the schedule set forth below and (iii) reduces the threshold level at which excess cash flow from operations must be applied to principal pay-downs, primarily resulting from a reduction in the available working capital reserves. Additionally, the Amendment (i) increases the interest rate from LIBOR plus 9.50% to LIBOR plus 9.75% (rounded up to nearest 0.125% with a minimum rate of 14.75%), (ii) changes the Mezzanine Loan maturity date from December 31, 2003 to September 30, 2003 and (iii) required a 0.25% fee, which was paid at the time of the modification, on the outstanding principal balance.

     The Amendment also requires additional Year 2 monthly payments of $250 (the "Escrowed Funds") into an escrow account controlled by the Lender. Provided certain conditions are satisfied in the Lender's sole discretion, the Escrowed Funds may be released to us for limited purposes. The Escrowed Funds not used at the end of each quarter, subject to certain exceptions, will be applied by the Lender to amortize the Mezzanine Loan. The required monthly principal amortization of $2,333 commencing on February 1, 2003, through the new maturity date of September 30, 2003, remains unchanged.

     The Amendment also requires mandatory principal payments with net proceeds from asset sales, excluding our January 11, 2002 sale of a 70% interest in the Hagerstown Center (see Note 3 - "Property Dispositions" for additional information), or other capital transactions of not less than (i) $8,906 by May 1, 2002, (ii) $24,406, inclusive of the $8,906, by July 1, 2002 (subject to extension to October 31, 2002 provided certain conditions are met to the Lender's satisfaction) and (iii) $25,367, inclusive of the $24,406, by November 1, 2002. In addition to each mandatory principal payment, we must also pay any interest, including deferred interest, accrued thereon and the additional fees provided for in the Mezzanine Loan. Any failure to satisfy these mandatory principal payments or other payments within the specified time periods will constitute a default under the Mezzanine Loan.

     On April 1, 2002, we sold our Edinburgh Center and used the net proceeds to make a $9,178 mandatory payment on the Mezzanine Loan. Additionally, on April 19, 2002, we sold Phases II and III of the Bellport Outlet Center and used the net proceeds to make a $502 mandatory payment on the Mezzanine Loan. As a result, we satisfied the May 1, 2002 mandatory principal repayment requirement and are now required to complete additional asset sales or other capital transactions generating net proceeds aggregating $14,726 by July 1, 2002 (subject to extension as indicated above) and $15,687 (inclusive of the $14,726) by November 1, 2002.

     The Mezzanine Loan was also amended on January 11, 2002 to, among other things, (i) release the partnership interests in Outlet Village of Hagerstown Limited Partnership ("Hagerstown LP") as collateral under the Mezzanine Loan,
(ii) release Hagerstown LP of all obligations under the Mezzanine Loan and (iii) add Hagerstown Land, L.L.C., a Delaware limited liability company, as a guarantor under the Mezzanine Loan. Hagerstown Land, L.L.C. is the owner of three parcels of land adjacent to the Hagerstown Center.

Debt Service Obligations

     Our aggregate indebtedness excluding (i) unamortized debt premiums of $10,253, (ii) mortgage indebtedness of $16,317 on the Edinburgh Center and (iii) non-recourse mortgage indebtedness of $17,768 on Prime Outlets at Jeffersonville II was $821,993 (the "Adjusted Indebtedness") at March 31, 2002. See Note 3 - "Property Dispositions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information.

     At March 31, 2002 the Adjusted Indebtedness had a weighted-average maturity of 3.1 years and bore contractual interest at a weighted-average rate of 8.97% per annum. At March 31, 2002, $754,474, or 91.8%, of the Adjusted Indebtedness bore interest at fixed rates and $67,519 or 8.2%, of the Adjusted Indebtedness bore interest at variable rates. In certain cases, we utilize derivative financial instruments to manage our interest rate risk associated with variable rate debt.

     As of March 31, 2002, our scheduled principal payments for the remainder of 2002 for the Adjusted Indebtedness aggregated $43,118. The remaining scheduled principal payments for 2002 include (i) principal amortization aggregating $14,779, (ii) a $2,972 recourse first mortgage loan on Western Plaza (the "Western Plaza First Mortgage Loan"), a community center located in Knoxville, Tennessee and (iii) mandatory principal payments on the Mezzanine Loan aggregating $25,367 (see "Mezzanine Loan Modification" for additional information). On April 11, 2002, we made a principal payment of $350 on the Western Plaza First Mortgage Loan in connection with our exercise of an option to extend the maturity date from April 30, 2002 to October 31, 2002 for the remaining outstanding principal balance of $2,622. Additionally, during April of 2002, we made mandatory principal payments on the Mezzanine Loan aggregating $9,680. The outstanding principal balance of the Mezzanine Loan as of March 31, 2002 was $47,831. As a result of subsequent principal payments the outstanding principal balance as of May 14, 2002 was $36,740.

     Certain of our debt obligations, including the Mezzanine Loan and fixed-rate bonds aggregating $7,000 secured by a second mortgage on Western Plaza, contain cross-default provisions that would be triggered in the event of a default under the Western Plaza First Mortgage Loan. If these cross-default provisions were triggered, the holders of the Mezzanine Loan could elect to accelerate such debt and the holders of the bonds could elect to put such obligations to us at a price equal to par plus accrued interest. See "Going Concern" for additional information.

Guarantees of Indebtedness of Others

     We are a guarantor or otherwise obligated with respect to an aggregate of $12,394 of the indebtedness of Horizon Group Properties, Inc. and its affiliates ("HGP"), including $10,000 of obligations under a secured credit facility (the "HGP Secured Credit Facility"). HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. in June, 1998.

     The HGP Secured Credit Facility bore interest at a rate of 30-day LIBOR plus 1.90%, was collateralized by five properties located throughout the United States and matured on July 11, 2001. On August 2, 2001, HGP announced it had refinanced one of the properties in the HGP Secured Credit Facility and used the proceeds from the new first mortgage loan to reduce the principal balance of the HGP Secured Credit Facility. Simultaneously, HGP obtained an extension to the remaining principal balance of approximately $33,500, including a 2% extension fee, on the HGP Secured Credit Facility through July 11, 2002. Commencing on the extension date, the HGP Secured Credit Facility bears interest at a rate of 30-day LIBOR (but not less than 4.10%) plus 3.95%, requires monthly principal amortization of $225, and is collateralized by four properties located throughout the United States. We confirmed our obligations as guarantor with respect to the HGP Secured Credit Facility in connection with the extension and partial pay-down. No claims have been made against our guaranty by the HGP Secured Credit Facility lender. On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of $45,500 secured by six of its other outlet centers. Such defaults do not constitute defaults under the HGP Secured Credit Facility or any other facility guaranteed by us.

     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed $46,862 of mortgage indebtedness, however, our guarantee of such indebtedness remains in place. See "2002 Sales Transactions" for additional information.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by the Jeffersonville II Center and the Conroe Center. These non-recourse mortgage loans were held by New York Life.

     Effective January 1, 2002, New York Life foreclosed on the Conroe Center and its related assets and liabilities, including $554 of cash and $15,467 of principal outstanding under the non-recourse mortgage loan, were transferred from our subsidiary that owned the Conroe Center to New York Life. No gain or loss was recorded in connection with the foreclosure action. The foreclosure of the Conroe Center did not have a material impact on our results of operations or financial condition because during 2001 all excess cash flow from the operations of the Conroe Center was utilized for debt service on its non-recourse mortgage loan.

     We remain in discussions with New York Life regarding the transfer of our ownership interest in the Jeffersonville II Center. During 2001 and the three months ended March 31, 2002, all excess cash flow from the operations of the Jeffersonville II Center was utilized for debt service on its non-recourse mortgage loan. The carrying value of the Jeffersonville II Center approximates $3,931 at March 31, 2002. Such value is exceeded by the balance of the non-recourse mortgage indebtedness of $17,768 as of March 31, 2002. If we were to transfer our ownership interest in the Jeffersonville II Center to New York Life, we would record a non-recurring gain for the difference between the carrying value of the Jeffersonville II Center and its related net assets and the outstanding loan balance.

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

     We do not believe either of these mortgage loans is recourse to us. It is possible, however, that either or both of the respective lenders will file a lawsuit seeking to collect from us amounts due under the loan. If such an action is brought, the outcome, and our ultimate liability, if any, cannot be predicted at this time.

     We are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our ownership interests in Phase I of the Bellport Outlet Center and the Oxnard Factory Outlet in accordance with the equity method of accounting. As of March 31, 2002, the carrying value of our investment in these properties was $0.

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

     Although derivative financial instruments are an important component of our interest rate management program, their incremental effect on interest expense for the three months ended March 31, 2002 and 2001 was not material.

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

     Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Series A Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. We are currently in arrears on ten quarters of preferred stock distributions due February 15, 2000 through May 15, 2002, respectively.

     Under the terms of the Mezzanine Loan, we are prohibited from paying dividends or distributions except to the extent necessary to maintain our status as a REIT. In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interest in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of March 31, 2002, unpaid dividends for the period commencing November 16, 1999 through March 31, 2002 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $14,339 and $39,508, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2002 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Development Activities

     During the three months ended March 31, 2002, we did not engage in any development activities other than (i) post-opening work related to Prime Outlets of Puerto Rico, which opened in July, 2000, and (ii) certain consulting activities in Europe.

New Accounting Pronouncements

     In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment of Disposal of Long-lived Assets." SFAS No. 144 supercedes SFAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS No. 144 effective January 1, 2002 and such adoption did not have a material impact on our results of operations or financial position.

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

     We believe that FFO is an important and widely used measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing our performance. Our FFO is not comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Therefore, we caution that the calculation of FFO may vary from entity to entity and, as such the presentation of FFO by us may not be comparable to other similarly titled measures of other reporting companies. We believe that to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

     TABLE 3 provides a reconciliation of income (loss) before allocations to minority interests and preferred shareholders to FFO for the three months ended March 31, 2002 and 2001. FFO decreased $336, or 4.6%, to $6,963 for the three months ended March 31, 2002 from $7,299 for the same period in 2001.

     The decrease in FFO for the three months ended March 31, 2002 compared to the same period in 2001 is primarily due to a loss in net operating income, partially offset by interest expense savings, resulting from sales of certain properties during the comparable periods. We sold two properties during the first quarter of 2001 and a 70% joint venture interest in Prime Outlets at Hagerstown on January 11, 2002.

Table 3--Funds from Operations

--------------------------------------------------------------------------------
Three Months Ended March 31,                             2002            2001
--------------------------------------------------------------------------------
Loss before minority interests                         $ 1,681         $ (5,631)
FFO adjustments:
  Gain on sale of real estate                           (7,170)            (732)
  Depreciation and amortization                         12,223           13,675
  Non-real estate depreciation and amortization           (554)            (568)
  Joint venture adjustments                                783              555
                                                       -------         --------
FFO before allocations to minority interests
  and preferred shareholders                           $ 6,963         $  7,299
                                                       =======         ========

Other Data:
Net cash provided by operating activities              $ 4,668         $  6,585
Net cash provided by investing activities               10,576            3,877
Net cash used in financing activities                  (16,691)         (13,679)
================================================================================

Item 3.  Quantitative and Qualitative Disclosures of Market Risk
Market Risk Sensitivity

Interest Rate Risk

     In the ordinary course of business, the Company is exposed to the impact of interest rate changes. The Company employs established policies and procedures to manage its exposure to interest rate changes. See "Interest Rate Risk" of
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Company uses a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on its results from operations and cash flows and (ii) to lower its overall borrowing costs. The following table provides a summary of principal cash flows, excluding
(i) unamortized debt premiums of $10,253, (ii) mortgage indebtedness of $16,137 on Prime Outlets at Edinburgh and (iii) non-recourse mortgage indebtedness of $17,768 on Prime Outlets at Jeffersonville II (see "2002 Sales Transactions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information), and related contractual interest rates by fiscal year of maturity. Variable interest rates are based on the weighted-average rates of the portfolio at March 31, 2002.

------------------------------------------------------------------------------------------------------------------------------------

                                                       Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                             2002            2003           2004            2005           2006         Thereafter        Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed Rate:
Principal                 $ 10,019       $ 454,478        $ 7,022        $ 51,147      $ 121,931       $ 109,877       $ 754,474
Average interest rate        7.66%           9.05%          7.20%           7.92%          8.76%           7.50%           8.69%

Variable Rate:
Principal                 $ 33,099       $  34,466                                                                     $  67,519
Average interest rate       14.60%           9.53%                                                                        12.01%
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

     In addition to the Mikasa Plaintiffs and Melru Corporation, other tenants, including Design's Inc. and Brown Group Retail, Inc., in the Company's outlet centers have made or may make allegations concerning overcharging for CAM and promotion fund charges similar to those made by the Mikasa Plaintiffs and Melru Corporation. No other such tenant, however, has filed a suit. It is too early to make any predictions as to whether the Company or its affiliates may be found liable with respect to such other tenants, or to predict damages should liability be found.

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

     Affiliates of the Company routinely file lawsuits to collect past due rent from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question has defaulted under the tenant's lease, has overcharged the tenant for CAM and promotion fund charges, or has failed to maintain or market the outlet center in question as required by the lease. In spite of such counterclaims, the Company's affiliates usually elect to continue to pursue their collection or eviction actions. The Company and its affiliates believe such counterclaims are without merit and defend against them vigorously, the outcome of all such counterclaims, and thus the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

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

Item 2.           Changes in Securities

None

Item 3.           Defaults Upon Senior Securities

The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of March 31, 2002, the aggregate arrearage on the Series A Senior Preferred Stock and the Series B Convertible Preferred Stock was $14,339 and $39,508, respectively.

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits or Reports on Form 8-K

(a)      The following exhibits are included in this Form 10-Q:

         Amendment No. 2 to the Third Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P. dated April 15, 2002.

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



Date: May 15, 2002                         /s/ Robert A. Brvenik
      ------------                         -------------------------------------
                                           Robert A. Brvenik
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer