Form 10-Q
period 2002-06-30
PRIME RETAIL INC/BD/
filed 2002-08-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2002

                                                              Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ------- to-------

                 Commission file number                 001-13301
                                                   ----------------------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                   38-2559212
------------------------------------       -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         100 East Pratt Street
         Nineteenth Floor
         Baltimore, Maryland                              21202
----------------------------------------   -------------------------------------
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

As of August 14, 2002, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX



PART I:  FINANCIAL INFORMATION                                             PAGE
                                                                           ----


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 2002 and
       December 31, 2001...............................................       1

     Consolidated Statements of Operations for the three and six
       months ended June 30, 2002 and 2001.............................       2

     Consolidated Statements of Cash Flows for the six
       months ended June 30, 2002 and 2001.............................       3

     Notes to the Consolidated Financial Statements....................       5

Item 2.  Management's Discussion and Analysis of Financial

           Condition and Results of Operations.........................      20

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.......      43

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................      44

Item 2.  Changes in Securities.........................................      47

Item 3.  Defaults Upon Senior Securities...............................      48

Item 4.  Submission of Matters to a Vote of Security Holders...........      48

Item 5.  Other Information.............................................      48

Item 6.  Exhibits and Reports on Form 8-K..............................      48

Signatures.............................................................      50

                               PRIME RETAIL, INC.

                      Unaudited Consolidated Balance Sheets

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30,            December 31,
                                                                                                   2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                      $   126,267           $   148,463
     Buildings and improvements                                                                    994,835             1,208,568
     Property under development                                                                      3,400                 3,352
     Furniture and equipment                                                                        14,461                15,225
                                                                                               -----------           -----------
                                                                                                 1,138,963             1,375,608
     Accumulated depreciation                                                                     (239,645)             (258,124)
                                                                                               -----------           -----------
                                                                                                   899,318             1,117,484
Cash and cash equivalents                                                                            5,201                 7,537
Restricted cash                                                                                     36,145                37,885
Accounts receivable, net                                                                             3,056                 5,017
Deferred charges, net                                                                                7,233                11,789
Assets held for sale                                                                               115,924                54,628
Investment in partnerships                                                                          26,129                24,539
Other assets                                                                                         4,274                 3,629
                                                                                               -----------           -----------
          Total assets                                                                         $ 1,097,280           $ 1,262,508
                                                                                               ===========           ===========

Liabilities and Shareholders' Equity
Bonds payable                                                                                  $    24,975           $    31,975
Notes payable                                                                                      799,877               925,492
Accrued interest                                                                                     6,997                 7,643
Real estate taxes payable                                                                            8,757                 8,091
Accounts payable and other liabilities                                                              27,252                31,380
                                                                                               -----------           -----------
     Total liabilities                                                                             867,858             1,004,581

Minority interests                                                                                   1,487                 1,487

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock,
          $0.01 par value (liquidation preference of $73,348),
          2,300,000 shares issued and outstanding                                                       23                    23
     8.5% Series B Cumulative Participating Convertible Preferred
          Preferred Stock, $0.01 par value (liquidation preference
          of $239,369), 7,828,125 shares issued and outstanding                                         78                    78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                       436                   436
  Additional paid-in capital                                                                       709,373               709,373
  Distributions in excess of earnings                                                             (478,975)             (453,470)
                                                                                               -----------           -----------
      Total shareholders' equity                                                                   227,935               256,440
                                                                                               -----------           -----------
          Total liabilities and shareholders' equity                                           $ 1,097,280           $ 1,262,508
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

                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                                 ----------------------------          ----------------------------
                                                                    2002               2001               2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                       $  24,943          $  27,813          $  51,031         $  57,170
Percentage rents                                                       431                614              1,720             1,184
Tenant reimbursements                                               12,430             13,993             24,804            27,940
Interest and other                                                   2,076              2,443              4,510             4,616
                                                                 ---------          ---------          ---------         ---------
  Total revenues                                                    39,880             44,863             82,065            90,910

Expenses
Property operating                                                  11,063             10,702             21,557            21,865
Real estate taxes                                                    3,962              3,994              7,846             8,078
Depreciation and amortization                                        9,531             10,480             19,710            21,001
Corporate general and administrative                                 2,877              3,352              6,296             6,653
Interest                                                            15,867             17,839             32,193            36,926
Other charges                                                        4,207              4,363              6,541             7,345
Provision for asset impairment                                      12,200                  -             12,200                 -
                                                                 ---------          ---------          ---------         ---------
  Total expenses                                                    59,707             50,730            106,343           101,868
                                                                 ---------          ---------          ---------         ---------
Loss before gain (loss) on sale of real
  estate and minority interests                                    (19,827)            (5,867)           (24,278)          (10,958)
Gain (loss) on sale of real estate, net                               (703)              (180)              (703)              552
                                                                 ---------          ---------          ---------         ---------
Loss from continuing operations
  before minority interests                                        (20,530)            (6,047)           (24,981)          (10,406)
Loss allocated to minority interests                                     -                400                  -               401
                                                                 ---------          ---------          ---------         ---------
Loss from continuing operations                                    (20,530)            (5,647)           (24,981)          (10,005)
Discontinued operations, including loss of $8,167
  and $997 on dispositions in 2002 periods, respectively            (9,656)            (1,196)            (3,524)           (2,468)
                                                                 ---------          ---------          ---------         ---------
Net loss                                                           (30,186)            (6,843)           (28,505)          (12,473)
Income allocated to preferred shareholders                          (5,668)            (5,668)           (11,336)          (11,336)
                                                                 ---------          ---------          ---------         ---------
Net loss applicable to common shares                             $ (35,854)         $ (12,511)         $ (39,841)        $ (23,809)
                                                                 =========          =========          =========         =========

Basic and diluted earnings per common share:
Loss from continuing operations                                  $   (0.60)         $   (0.26)         $   (0.83)        $   (0.49)
Discontinued operations                                              (0.22)             (0.03)             (0.08)            (0.06)
                                                                 ---------          ---------          ---------         ---------
  Net loss                                                       $   (0.82)         $   (0.29)         $   (0.91)        $   (0.55)
                                                                 =========          =========          =========         =========

Weighted-average common shares
  outstanding - basic and diluted                                   43,578             43,578             43,578            43,578
                                                                 =========          =========          =========         =========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.
                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                    2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Loss from continuing operations                                                           $ (24,981)          $ (10,005)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Loss allocated to minority interests                                                         -                (401)
     (Gain) loss on sale of real estate, net                                                    703                (552)
     Depreciation and amortization                                                           19,710              21,001
     Amortization of deferred financing costs                                                 3,273               3,613
     Amortization of debt premiums                                                           (1,088)             (1,246)
     Provision for uncollectible accounts receivable                                          2,672               5,658
     Provision for asset impairment                                                          12,200                   -
     Discontinued operations                                                                  1,519               4,802
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                                 957              (4,566)
     Decrease in restricted cash                                                                 57              17,061
     Increase in other assets                                                                  (427)             (2,814)
     Decrease in accounts payable and other liabilities                                      (5,316)            (19,112)
     Increase in real estate taxes payable                                                    1,101               2,022
     Increase (decrease) in accrued interest                                                   (444)              2,699
                                                                                          ---------           ---------
       Net cash provided by operating activities                                              9,936              18,160
                                                                                          ---------           ---------

Investing Activities
Additions to investment in rental property                                                   (2,649)            (14,023)
Proceeds from sales of operating properties and land                                         22,320               9,503
                                                                                          ---------           ---------
       Net cash provided by (used in) investing activities                                   19,671              (4,520)
                                                                                          ---------           ---------

Financing Activities
Proceeds from notes payable                                                                       -              16,899
Principal repayments on notes payable                                                       (31,943)            (35,447)
Contributions from minority interests                                                             -                 400
Deferred costs                                                                                    -                (325)
                                                                                          ---------           ---------
       Net cash used in financing activities                                                (31,943)            (18,473)
                                                                                          ---------           ---------

Decrease in cash and cash equivalents                                                        (2,336)             (4,833)
Cash and cash equivalents at beginning of period                                              7,537               8,906
                                                                                          ---------           ---------
Cash and cash equivalents at end of period                                                $   5,201           $   4,073
                                                                                          =========           =========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.
           Unaudited Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)


Supplemental Disclosure of Non-cash Investing and Financing Activities

The following assets and liabilities were disposed in connection with the sale of properties during the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                     2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
  Book value of net assets disposed                                                       $ 119,940             $ 32,815
  Notes payable paid                                                                        (36,991)             (24,044)
  Notes payable assumed by joint venture                                                    (46,862)                   -
  Notes payable transferred to lender                                                       (15,467)                   -
  Discontinued operations, loss on disposal                                                     997                    -
  Loss on sale of real estate                                                                   703                  732
                                                                                          ---------             --------
      Cash received, net                                                                  $  22,320             $  9,503
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

The consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which we have operational control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Operating Partnership. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities (ii) disclosure of contingent liabilities at the date of the financial statements and
(iii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2 - New Accounting Pronouncements

In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 144, "Accounting for Impairment of Disposal of Long-lived Assets." FAS No. 144 supercedes FAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, FAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." FAS No. 144 is effective for fiscal years beginning after December 15, 2001.

Effective January 1, 2002 we adopted FAS No. 144. In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for those properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. See "2002 Sales Transactions" in Note 3 - "Property Dispositions" for additional information. Below is a summary of the results of operations of these properties through their date of disposition:

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                                               --------------------------------        ----------------------------
                                                                  2002                2001                2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                     $  3,786            $  7,492            $  8,896            $ 15,067
Percentage rents                                                    288                 122                 659                 269
Tenant reimbursements                                             2,034               4,012               4,394               7,789
Interest and other                                                  491                 615               1,115               1,186
                                                               --------            --------            --------            --------
  Total revenues                                                  6,599              12,241              15,064              24,311

Expenses
Property operating                                                1,797               2,944               3,708               5,914
Real estate taxes                                                   666               1,146               1,421               2,288
Depreciation and amortization                                     1,416               3,243               3,460               6,397
Interest                                                          4,007               5,495               8,342              10,851
Other charges                                                       202                 609                 660               1,329
                                                               --------            --------            --------            --------
  Total expenses                                                  8,088              13,437              17,591              26,779
                                                               --------            --------            --------            --------
Loss before loss on sale of real estate, net                     (1,489)             (1,196)             (2,527)             (2,468)
Loss on sale of real estate, net                                 (8,167)                  -                (997)                  -
                                                               --------            --------            --------            --------
Discontinued operations                                        $ (9,656)           $ (1,196)           $ (3,524)           $ (2,468)
                                                               ========            ========            ========            ========
====================================================================================================================================

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

The net cash proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after (i) a pay-down of $11,052 of mortgage indebtedness on the Hagerstown Center and (ii) closing costs. The net proceeds from this sale were used to prepay $11,647 of principal outstanding under a mezzanine loan (the "Mezzanine Loan") obtained in December 2000 from FRIT PRT Lending LLC (the "Mezzanine Lender") in the original amount of $90,000. See Note 4 - Bonds and Notes Payable" for additional information.

The operating results of the Hagerstown Center through the date of disposition are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. In connection with the sale of the Hagerstown Center, we recorded a gain on the sale of real estate of $16,795, also included in discontinued operations, during the first quarter of 2002. At December 31, 2001, the carrying value of the Hagerstown Center of $54,628 was classified as assets held for sale in the Consolidated Balance Sheet. Effective on the date of disposition, we have accounted for our 30% ownership interest in the Hagerstown Center in accordance with the equity method of accounting.

We are obligated to refinance the Assumed Mortgage Indebtedness on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Assumed Mortgage Indebtedness and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. However, if the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Assumed Mortgage Indebtedness is currently 30-day LIBOR plus 1.50%, or 3.34% as of June 30, 2002.

On April 1, 2002, we completed the sale of Prime Outlets at Edinburgh (the "Edinburgh Center"), an outlet center located in Edinburgh, Indiana consisting of approximately 305,000 square feet of GLA and additional undeveloped land. The Edinburgh Center was sold to CPG Partners, L.P. for cash consideration of $27,000.

The net cash proceeds from the sale were $9,551, after (i) repayment in full of $16,317 of existing first mortgage indebtedness on the Edinburgh Center and (ii) closing costs and fees. We used these net proceeds to make a mandatory principal payment of $9,178 on the Mezzanine Loan.

The operating results of the Edinburgh Center through the date of disposition are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. During the first quarter of 2002, we recorded a loss on the sale of real estate of $9,625, also included in discontinued operations, related to the write-down of the carrying value of the Edinburgh Center to its net realizable value based on the terms of the sale agreement.

On April 19, 2002, we completed the sale of Phases II and III of the Bellport Outlet Center (the "Bellport Outlet Center"), an outlet center located in Bellport, New York consisting of approximately 197,000 square feet of GLA. We had a 51% ownership interest in the joint venture partnership that owned the Bellport Outlet Center. The Bellport Outlet Center was sold to Sunrise Station, L.L.C., an affiliate of one of our joint venture partners, for cash consideration of $6,500. At closing, recourse first mortgage indebtedness of $5,500, which was scheduled to mature on May 1, 2002, was repaid in full. To date we have received $522 of cash proceeds from the sale, which were used to make a mandatory principal payment of $502 on the Mezzanine Loan.

We accounted for our ownership interest in the Bellport Outlet Center in accordance with the equity method of accounting through the date of disposition. In connection with the sale of the Bellport Outlet Center, we recorded a loss on the sale of real estate of $703 during the second quarter of 2002.

On June 17, 2002, we completed the sale of the Shops at Western Plaza ("Western Plaza"), a community center located in Knoxville, Tennessee, consisting of 205,000 square feet of GLA. Western Plaza was sold to WP General Partnership for cash consideration of $9,500. The net cash proceeds from the sale were $688, after (i) repayment of $9,467 (of which $2,467 was scheduled to mature on October 31, 2002) of existing recourse mortgage indebtedness on Western Plaza,
(ii) payment of closing costs and fees and (iii) release of certain escrowed funds. We used these net proceeds to make a mandatory principal payment of $661 on the Mezzanine Loan.

The  operating  results of Western  Plaza  through the date of  disposition  are
classified  as  discontinued   operations  in  the   accompanying   Consolidated
Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. In connection with the sale of Western Plaza, we recorded a gain on the sale of real estate of $2,122, also included in discontinued operations, during the second quarter of 2002.

On July 26, 2002, we completed the sale of six outlet centers for aggregate consideration of $118,650 to wholly-owned affiliates of PFP Venture LLC, a joint venture (the "PFP Venture") (i) 29.8% owned by PWG Prime Holdings LLC ("PWG") and (ii) 70.2% owned by FP Investment LLC ("FP"). FP is a joint venture between FRIT PRT Bridge Acquisition LLC ("FRIT"), a Delaware limited liability company, and us. Through FP, FRIT and we indirectly have ownership interests of 50.4% and 19.8%, respectively, in the PFP Venture.

The six outlet centers (collectively, the "Bridge Loan Properties") that were sold are located in Anderson, California; Calhoun, Georgia; Gaffney, South Carolina; Latham, New York; Lee, Massachusetts and Lodi, Ohio and contain an aggregate of 1,304,000 square feet of GLA. Under the terms of the transaction, for a five-year period, we will continue to manage, market and lease the Bridge Loan Properties for a fee on behalf of the PFP Venture.

In connection with the sale, $111,009 of recourse mortgage indebtedness (the "Bridge Loan") on the Bridge Loan Properties was repaid in full. Our net cash proceeds of $6,762 from the sale were contributed to FP. FP used these proceeds along with a $17,236 capital contribution from FRIT to purchase a 70.2% ownership interest in the PFP Venture. Financing for the PFP Venture's purchase of the Bridge Loan Properties was provided by GMAC Mortgage in the form of a $90,000, four-year, non-recourse mortgage loan, of which $74,000 bears interest at LIBOR plus 4.25% (minimum of 7.00% for the first three years and 7.25% thereafter) and $16,000 bears interest at LIBOR plus 4.50% (minimum of 7.75%). Furthermore, subject to satisfaction of certain conditions, the PFP Venture may extend the maturity of the $74,000 portion of the loan for one additional year with the minimum interest rate continuing at 7.25%.

Pursuant to certain venture-related documents, we have guaranteed FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") by December 31, 2003. Our guarantee is secured by junior security interests in collateral similar to that pledged to the Mezzanine Lender. FP will be entitled to receive a 15% preferred return on its invested capital of $23,998 (approximately $3,600 on an annual basis) in the PFP Venture. Then PWG will be entitled to receive a 15% preferred return on its invested capital of $10,200. From FP's preferred return, FRIT will first receive its 13% return on its invested capital with the remainder applied towards the payment of the Mandatory Redemption Obligation. Upon satisfaction of the Mandatory Redemption Obligation, we will be entitled to FP's preferred return until such time as we have been repaid in full our invested capital, together with a 13% return on our invested capital. Thereafter, FRIT and we will share any cash flow due to FP on an approximate equal basis.

FRIT, indirectly through affiliates, was the owner of the Bridge Loan that was repaid in full in connection with the sale of the Bridge Loan Properties and is a 50% participant in the Mezzanine Loan, which had an outstanding principal balance of $35,431 as of June 30, 2002.

Effective June 30, 2002, the aggregate carrying value of the Bridge Loan Properties of $115,924 was classified as assets held for sale in the Consolidated Balance Sheet. The operating results of the Bridge Loan Properties are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. During the second quarter of 2002, we recorded a loss on the sale of real estate of $10,289, also included in discontinued operations, related to the write-down of the carrying value of the Bridge Loan Properties to their net realizable value based on the terms of the sale agreement.

2002 Foreclosure Sale

During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans held by New York Life Insurance Company ("New York Life") at the time of the suspension. These non-recourse mortgage loans were cross-defaulted and cross-collateralized by Prime Outlets at Jeffersonville II (the "Jeffersonville II Center"), located in Jeffersonville, Ohio and Prime Outlets at Conroe (the "Conroe Center"), located in Conroe, Texas. Effective January 1, 2002, New York Life foreclosed on the Conroe Center. Effective July 18, 2002, New York Life sold its remaining interest in the loan still encumbering the Jeffersonville II Center to a successor lender. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor lender. See Note 4 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information.

2001 Sales Transactions

On February 2, 2001, we sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and closing costs, the net cash proceeds from the Northgate Plaza sale were $510. On March 16, 2001, we sold Prime Outlets at Silverthorne (the "Silverthorne Center"), an outlet center located in Silverthorne, Colorado consisting of approximately 257,000 square feet of GLA, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net cash proceeds from the sale of the Silverthorne Center were $8,993, after the repayment of certain mortgage indebtedness of $18,078 on Prime Outlets at Lebanon (see below) and closing costs and fees. The net proceeds from these sales were used to prepay an aggregate $9,137 of principal outstanding under the Mezzanine Loan in accordance with the terms of such loan agreement. In connection with these sales, we recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in our results of operations through the respective dates of disposition.

Prior to its sale, the Silverthorne Center, was one of fifteen properties securing a first mortgage and expansion loan (the "First Mortgage and Expansion Loan"). In conjunction with the sale of the Silverthorne Center, we substituted Prime Outlets at Lebanon for the Silverthorne Center in the cross-collateralized asset pool securing the First Mortgage and Expansion Loan pursuant to the collateral substitution provisions contained in the loan agreement. In conjunction with adding Prime Outlets at Lebanon as security for the First Mortgage and Expansion Loan, we repaid, as discussed above, certain mortgage indebtedness on Prime Outlets at Lebanon of $18,078.

On November 27, 2001, we sold certain land located in Camarillo, California for aggregate consideration of $7,150. The net cash proceeds from the sale, including the release of certain funds held in escrow, were $1,859, after the repayment of certain mortgage indebtedness of $6,227 and closing costs and fees. The net proceeds from this sale were used to prepay $1,787 of principal outstanding under the Mezzanine Loan. In connection with this sale, we recorded a loss on the sale of real estate of $1,615 during the fourth quarter of 2001.

2001 Foreclosure Sale

On May 8, 2001, Prime Outlets at New River (the "New River Center"), an outlet center located in New River, Arizona, was sold through foreclosure. Affiliates of the Company and Fru-Con Development Corporation each own 50% of the partnership, which owned the New River Center. We accounted for our ownership interest in the partnership that owned the New River Center in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale of the New River Center, we recorded a loss on the sale of real estate of $180 during the second quarter of 2001.

Note 4 - Bonds and Notes Payable

Going Concern

During 2002, we are required to make, in addition to scheduled monthly amortization, certain mandatory principal payments on the Mezzanine Loan aggregating $25,367 with net proceeds from asset sales, excluding our January 11, 2002 sale of a 70% joint venture partnership interest in the Hagerstown Center, or other capital transactions within specified periods (see "Mezzanine Loan Modification" for additional information). Through June 30, 2002, we have made mandatory principal payments aggregating $10,341. Although we continue to seek to generate additional liquidity through new financings and the sale of assets, there can be no assurance that we will be able to complete asset sales or other capital transactions within the specified periods or that such asset sales or other capital transactions, if they should occur, will generate sufficient proceeds to make the remaining mandatory payments of $15,026 due in 2002 under the Mezzanine Loan. Any failure to satisfy these mandatory principal payments within the specified time periods will constitute a default under the Mezzanine Loan.

Based on our results for the three months ended June 30, 2002, we are not in compliance with respect to the debt service coverage ratio under our fixed rate tax-exempt revenue bonds (the "Affected Fixed Rate Bonds") in the amount of $18,390. As a result of our noncompliance, the holders of the Affected Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest. If the holders of the Affected Fixed Rate Bonds make such an election and we are unable to repay such obligations, certain cross-default provisions with respect to other debt facilities, including the Mezzanine Loan may be triggered.

We are working with holders of the Affected Fixed Rate Bonds regarding potential resolution, including waiver or amendment with respect to the applicable provisions. If we are unable to reach satisfactory resolution, we will look to
(i) obtain alternative financing from other financial institutions, (ii) sell the projects subject to the affected debt or (iii) explore other possible capital transactions to generate cash to repay the amounts outstanding under such debt. There can be no assurance that we will obtain satisfactory resolution with the holders of the Affected Fixed Rate Bonds or that we will be able to complete asset sales or other capital raising activities sufficient to repay the amount outstanding under the affected Fixed Rate Bonds.

As of June 30, 2002, we were in compliance with all financial debt covenants under our recourse loan agreements other than the Affected Fixed Rate Bonds. Nevertheless, there can be no assurance that we will remain in compliance with our financial debt covenants in future periods because our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of current and future economic conditions, and the resulting impact on our revenue; the effects of increases in market interest rates from current levels; the risks associated with existing vacancy rates or potential increases in vacancy rates because of, among other factors, tenant bankruptcies and store closures, and the resulting impact on our revenue; risks associated with litigation, including pending and potential tenant claims with respect to lease provisions related to their pass-through charges, and promotional fund charges; and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods. See "Defaults on Certain Non-recourse Mortgage Indebtedness" and "Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships" for additional information.

These above listed conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Mezzanine Loan Modification

Effective January 31, 2002, we entered into a modification to the original terms of the Mezzanine Loan obtained in December 2000. The Mezzanine Loan amendment (the "Amendment"), among other things, (i) reduces required monthly principal amortization for the period February 1, 2002 through January 1, 2003 ("Year 2") from $1,667 to $800, which may be further reduced to a minimum of $500 per month under certain limited circumstances, provided no defaults exist under the Mezzanine Loan and certain other conditions have been satisfied at the Mezzanine Lender's sole discretion, (ii) requires certain mandatory principal payments from net proceeds from asset sales or other capital transactions pursuant to the schedule set forth below and (iii) reduces the threshold level at which excess cash flow from operations must be applied to principal pay-downs, primarily resulting from a reduction in the available working capital reserves.
Additionally, the Amendment (i) increases the interest rate from LIBOR plus 9.50% to LIBOR plus 9.75% (rounded up to nearest 0.125% with a minimum rate of 14.75%), (ii) changes the Mezzanine Loan maturity date from December 31, 2003 to September 30, 2003 and (iii) required a 0.25% fee, which was paid at the time of the modification, on the outstanding principal balance. Pursuant to the terms of the Amendment, the Mezzanine Loan monthly principal payments for May and June of 2002, were reduced to $611 and $649, respectively.

The Amendment also requires additional Year 2 monthly payments of $250 (the "Escrowed Funds") into an escrow account controlled by the Lender. Provided certain conditions are satisfied, at the Mezzanine Lender's sole discretion, the Escrowed Funds may be released to us for limited purposes. The Escrowed Funds not used at the end of each quarter, subject to certain exceptions, will be applied by the Mezzanine Lender to amortize the Mezzanine Loan. The required monthly principal amortization of $2,333 commencing on February 1, 2003, through the new maturity date of September 30, 2003, remains unchanged.

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

On July 1, 2002, the Mezzanine Lender elected to extend the July 1, 2002 mandatory principal payment due date to the earlier of (i) August 15, 2002 (the "Extended Date") or (ii) the occurrence of an event of default under the Mezzanine Loan. Additionally, upon satisfaction of certain conditions, the Extended Date can be automatically extended again to the earlier of (i) October 31, 2002, (ii) the occurrence of an event of default under the Mezzanine Loan, or (iii) the closing or termination of certain asset sales, with such date hereafter referred to as the "Second Mandatory Principal Payment Due Date." There can be no assurance that these conditions will be met.

On April 1, 2002, we sold our Edinburgh Center and used the net proceeds to make a $9,178 mandatory payment on the Mezzanine Loan. Additionally, on April 19, 2002, we sold our ownership interest in the Bellport Outlet Center and used the net proceeds to make a $502 mandatory payment on the Mezzanine Loan. (See Note 3
- "Property Dispositions" for additional information.) As a result, we satisfied the May 1, 2002 mandatory principal payment requirement.

On June 17, 2002, we sold Western Plaza and used the net proceeds to make a mandatory principal payment of $661 on the Mezzanine Loan. (See Note 3 -
"Property Dispositions" for additional information.) We are now required to complete additional asset sales or other capital transactions generating net proceeds aggregating $14,065 by the Second Mandatory Principal Payment Due Date and $15,026 (inclusive of the $14,065) by November 1, 2002.

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

Debt Service Obligations

Our aggregate  indebtedness  excluding (i) unamortized  debt premiums of $9,639,
(ii) mortgage indebtedness of $111,059 on the Bridge Loan Properties and (iii) non-recourse mortgage indebtedness of $17,768 on Prime Outlets at Jeffersonville II was $686,216 (the "Adjusted Indebtedness") at June 30, 2002. The mortgage indebtedness on the Bridge Loan Properties was repaid in full in connection with the sale of such properties on July 26, 2002. The non-recourse mortgage indebtedness on the Jeffersonville II Center was relieved in connection with the transfer of our ownership interest in such property to New York Life's successor on August 13, 2002. See Note 3 - "Property Dispositions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information.

At June 30, 2002 the Adjusted  Indebtedness had a  weighted-average  maturity of
3.0 years and bore contractual interest at a weighted-average rate of 8.24% per annum. At June 30, 2002, $631,254, or 92.0%, of the Adjusted Indebtedness bore interest at fixed rates and $54,962 or 8.0%, of the Adjusted Indebtedness bore interest at variable rates. In certain cases, we utilize derivative financial instruments to manage our interest rate risk associated with variable rate debt.

As of June 30, 2002, our scheduled principal payments for the remainder of 2002 and 2003 for the Adjusted Indebtedness aggregated $24,775 and $378,465, respectively. The remaining scheduled principal payments for 2002 include (i) principal amortization aggregating $9,749 (including an aggregate of $4,800 of scheduled monthly principal payments on the Mezzanine Loan, which may be further reduced subject to the terms of its Amendment specified above) and (ii) mandatory principal payments on the Mezzanine Loan aggregating $15,026 (see "Mezzanine Loan Modification" for additional information). The outstanding principal balance of the Mezzanine Loan as of June 30, 2002 was $35,431. The scheduled principal payment for 2003 include (i) obligations of $338,558 due in respect of a mortgage loan that is secured by 15 of our properties and matures in November 2003 and (ii) $15,605 of principal payments under the Mezzanine Loan.

Guarantees of Indebtedness of Others

On July 15, 2002, Horizon Group Properties, Inc. and its affiliates ("HGP") announced they had refinanced a secured credit facility (the "HGP Secured Credit Facility") through a series of new loans aggregating $32,500. Prior to the refinancing, we were a guarantor under the HGP Credit Facility in the amount of $10,000. In connection with the refinancing, our guarantee was reduced to a maximum of $4,000 as security for a $3,000 mortgage loan and a $4,000 mortgage loan (collectively, the "HGP Monroe Mortgage Loan") secured by HGP's outlet shopping center located in Monroe, Michigan. The HGP Monroe Mortgage Loan has a 3-year term, bears interest at the prime lending rate plus 2.50% (with a minimum of 9.90%) and requires monthly interest-only payments. The HGP Monroe Mortgage Loan may be prepaid without penalty after two years. Our guarantee with respect to the HGP Monroe Mortgage Loan will be extinguished if the principal amount of such obligation is reduced to $5,000 or less through repayments.

Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,352 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures in December 2002, bears interest at LIBOR plus 2.50%, and requires monthly debt service payments of approximately $23.

On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of $45,500 secured by six of its other outlet centers. Such defaults do not constitute defaults under the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage nor did they constitute a default under the HGP Secured Credit Facility. No claims have been made under our guarantees with respect to the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage. HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. in June 1998.

On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed $46,862 of mortgage indebtedness; however, our guarantee of such indebtedness remains in place. See Note 3 - "Property Dispositions" for additional information.

On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT (i) a 13% return on its $17,236 of invested capital and (ii) the full return of its invested capital by December 31, 2003. See Note 3 - "Property Dispositions" for additional information.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by the Jeffersonville II Center and the Conroe Center. At the time of suspension, these non-recourse mortgage loans were held by New York Life.

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

Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. As of June 30, 2002, the carrying value of the Jeffersonville II Center was $3,719 and the balance of the non-recourse mortgage indebtedness was $17,768 and unpaid accrued interest was $2,492. As a result of the transfer of our ownership interest in the Jeffersonville II Center, we expect to record a non-recurring gain for the difference between the carrying value of the Jeffersonville II Center and its related net assets and the outstanding loan balance, including accrued interest, during the third quarter of 2002. The transfer of our ownership interest in the Jeffersonville II Center did not have a material impact on our results of operations or financial condition because during 2001 and through the transfer date in 2002, all excess cash flow from the operations of the Jeffersonville II Center was utilized for debt service on its non-recourse mortgage loan.

During August of 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $40,829 as of June 30, 2002. These non-recourse mortgage loans which are held by John Hancock Life Insurance Company ("John Hancock") are cross-collateralized by Prime Outlets at Vero Beach (the "Vero Beach Center"), located in Vero Beach, Florida, and Prime Outlets at Woodbury (the "Woodbury Center"), located in Woodbury, Minnesota (collectively, the "John Hancock Properties"). John Hancock has commenced foreclosure proceedings with regard to the Vero Beach Center. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock.

During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust the carrying values of the John Hancock Properties to their estimated fair value in accordance with the provisions of FAS No. 144. Foreclosure on the Vero Beach Center and transfer of our ownership interest in the Woodbury Center are not expected to have a material impact on our results of operations or financial condition because during 2002, all excess cash flow from the operations of the John Hancock Properties has been utilized for debt service on their non-recourse mortgage loans.

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

We are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our ownership interests in Phase I of the Bellport Outlet Center and the Oxnard Factory Outlet in accordance with the equity method of accounting. As of June 30, 2002, the carrying value of our investment in these properties was $0.

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

Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. As of August 15, 2002, we will be eleven quarters in arrears with respect to preferred stock distributions.

Under the terms of the Mezzanine Loan, we are prohibited from paying dividends or distributions except to the extent necessary to maintain our status as a REIT. In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of June 30, 2002, unpaid dividends for the period beginning on November 16, 1999 through June 30, 2002 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $15,848 and $43,666, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2002 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

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

Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates (collectively, the "Mikasa Plaintiffs") filed a lawsuit against the Company and various affiliates in Superior Court of New Jersey on March 29, 2001. The Mikasa Plaintiffs assert a number of causes of action in which they allege that the Company and its affiliates breached various provisions in the

Mikasa Plaintiffs' leases and, as a result, overcharged the Mikasa Plaintiffs for common area maintenance and similar charges ("CAM") and promotion fund charges at various centers where the Mikasa Plaintiffs are tenants. The Company filed a motion to dismiss the complaint on behalf of the Company's affiliates who entered into leases with the Mikasa Plaintiffs, based on lack of jurisdiction. The motion was granted and the Mikasa Plaintiffs filed a motion for reconsideration, which was denied. The remaining defendants, Prime Retail, Inc. and Prime Retail, L.P., answered the complaint.

Subsequent efforts in the litigation were deferred while the parties attempted to resolve their claims through negotiation. As a result of these efforts, the parties entered into a settlement agreement on August 7, 2002 pursuant to which the lawsuit is to be dismissed with prejudice, and all potential claims, including claims and potential counterclaims for overpayments and underpayments of various pass-through charges, arising from the litigation are to be released, with all parties expressly denying liability. Pursuant to the settlement agreement, the Company will make payments to Mikasa over the next two months totaling $2,100, and various leases between Mikasa and its affiliates and the Company will be amended to, among other things, remove the specific provisions that were the primary basis of the dispute and modify remaining provisions concerning the collection of pass-through charges. This settlement, including the related lease modifications, is not expected to have a material impact on the Company's financial condition or results of operations. The Company previously accrued a reserve of $2,000 for this matter during the fourth quarter of 2001, which is included in accounts payable and other liabilities in its Consolidated Balance Sheet as of June 30, 2002. See "Mikasa Settlement" contained in "Liquidity and Capital Resources" of Item 2 - "Management's Discussion of Financial Condition and Results of Operations" for additional information.

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

Subsequent efforts in the litigation were deferred while the parties attempted to resolve their claims through negotiation. As a result of these efforts, the parties have entered into a settlement agreement on August 13, 2002 pursuant to which the lawsuit and any related litigation matters are to be dismissed, or in one instance satisfied, all potential claims and counterclaims are to be released, including claims for overpayments and underpayments of various pass-through charges, and with all parties expressly denying liability. Pursuant to the settlement agreement, no payments will be made to Melru Corporation by the Company, Melru Corporation will satisfy a prior judgment against it, and the leases between Melru Corporation and the Company will be modified, including to provide for extensions of the terms of a limited number of existing leases and the early termination of occupancy at one center. The Company does not expect this settlement, including the related lease modifications, will have a material impact on the Company's financial condition or results of operations.

Additionally, numerous other tenants in the Company's portfolio have clauses in their leases pursuant to which they may claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims, if asserted and found meritorious, could have a material effect upon the Company's financial condition. Determination of whether liability would exist to the Company from these claims would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively at any given point in time. To date, Designs Inc., Brown Group Retail, Inc. and The Gap, Inc. have made allegations or have indicated to the
Company that they are considering making allegations that their leases do not require them to pay some or all of the pass-through charges. The Company is in discussion with these tenants and is working to resolve any disputes with them, including wherever possible, satisfactorily modifying or eliminating clauses that are the source of the continuing disputes. During the second quarter of 2002, the Company recorded a non-recurring charge to establish a reserve in the amount of $3,000 for resolution of these matters, in addition to the Mikasa matter discussed above. This reserve, which is included in accounts payable and other liabilities in the Company's Consolidated Balance Sheet as of June 30, 2002, was estimated in accordance with the Company's established policies and procedures with respect to loss contingencies (see "Critical Accounting Policies and Estimates" of Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.) Based on presently available information, the Company believes it is probable this reserve will be utilized over the next several years in connection with the resolution of claims relating to the pass-through and promotional fund provisions contained in its leases. The Company cautions, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate.

The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. Briefs were submitted and oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. On July 29, 2002, the Fourth Circuit denied the appeal of AFS. The Company believes that it has acted properly and will continue to defend this lawsuit vigorously if AFS continues with additional appeal efforts. The outcome of this lawsuit if additional appeal efforts of AFS are successful, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

Affiliates of the Company routinely file lawsuits to collect past due rent from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question has defaulted under the tenant's lease, has overcharged the tenant for CAM and promotion fund charges, or has failed to maintain or market the outlet center in question as required by the lease. In spite of such counterclaims, the Company's affiliates usually elect to continue to pursue their collection or eviction actions. Although the Company and its affiliates believe that such counterclaims are typically without merit and defend against them vigorously, the outcome of all such counterclaims, and thus the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

Since October 13, 2000 there have been eight complaints filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are Glenn D. Reschke, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a former director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints have been brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated amended complaint captioned The Marsh Group, et al. v. Prime Retail, Inc., et al. dated May 21, 2001 was filed. The Company and the individual defendants filed a motion to dismiss the complaint, which was granted on November 8, 2001. The plaintiffs appealed the matter to the Fourth Circuit. Briefs were filed and oral arguments were held on June 4, 2002 but a decision has not yet been issued by the Fourth Circuit. The Company believes that the claims are without merit and will defend vigorously against the appeal. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

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

o the risks associated with our current non-compliance with respect to the debt service coverage ratio on fixed rate tax-exempt bonds in the amount of $18,390 and the resulting ability of the affected bondholders to elect to put such obligations to us, as well as the risk that cross-default provisions under other indebtedness may be triggered, including a mezzanine loan (the "Mezzanine Loan") in the amount of $35,431;

o the risk that we or one or more of our subsidiaries are not able to satisfy scheduled debt service obligations or will not remain in compliance with respect to loan covenants under other indebtedness; including obligations to make mandatory principal payments as required under the terms of a modification to the Mezzanine Loan;

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

o the risk associated with litigation, including pending and potential tenant claims with regard to various lease provisions related to their pass-through charges and promotion fund charges; and

o the risk associated with competition from web-based and catalogue retailers.

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

Bad Debt

We regularly review our accounts receivable to determine an appropriate range for the allowance for doubtful accounts based upon the impact of economic conditions on ours tenants' ability to pay, past collection experience and such other factors, including tenant disputes, which, in our judgment, deserve current recognition. In turn, a provision for bad debt is charged against the allowance to maintain the allowance level within this range. If the financial condition of our tenants were to deteriorate, resulting in impairment in their ability to make payments due under their leases, additional allowances may be required.

Impairment of Rental Property

We monitor our portfolio of properties (the "Properties") for indicators of impairment on an on-going basis. We record a provision for impairment when we believe certain events and circumstances have occurred which indicate that the carrying value of our Properties might have experienced a decline in value that is other than temporary. Impairment losses are measured as the difference between the carrying value and the estimated fair value for assets held in the portfolio. For assets held for sale, impairment is measured as the difference between the carrying value and fair value, less costs to dispose. Fair value is based on either actual sales price, when available, or estimated cash flows discounted at a risk-adjusted rate of return. Adverse changes in market conditions or deterioration in the operating results of our outlet centers and other rental properties could result in losses or an inability to recover the current carrying value of such assets. Such potential losses or the inability to recover the current carrying value may not be reflected in our Properties' current carrying value, thereby possibly requiring an impairment charge in the future.

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

Outlet Center Portfolio

Portfolio GLA and Occupancy

As a fully integrated real estate company, we provide finance, leasing, accounting, marketing and management services for all of our Properties, including those in which we have an ownership interest through joint venture partnerships. At June 30, 2002, our portfolio of properties consisted of (i) 42 outlet centers aggregating 11,893,000 square feet of gross leasable area ("GLA") (including 1,682,000 square feet of GLA at outlet centers owned through joint venture partnerships), (ii) one community shopping center totaling 27,000 square feet of GLA and (iii) 154,000 square feet of GLA of office space. This compares to 45 properties totaling 12,670,000 square feet of GLA at December 31, 2001 and June 30, 2001. The changes in our outlet center GLA are due to certain sales transactions during 2002 and 2001, including the loss of two outlet centers (Prime Outlets at New River and Prime Outlets at Conroe) through foreclosure sale. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

Our outlet center portfolio was 86.8% and 89.5% occupied as of June 30, 2002 and 2001, respectively. For the three and six months ended June 30, 2002, weighted average occupancy in our outlet center portfolio was 87.1% and 87.5%, respectively, compared to 89.5% and 89.8%, respectively, for the same periods in 2001. The decline in the 2002 weighted average and period-end occupancies was primarily attributable to certain tenant bankruptcies, abandonments and store closings.

The table set forth below summarizes certain information with respect to our outlet centers as of June 30, 2002:

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Grand                 GLA               Occupancy
Outlet Centers                                                             Opening Date           (Sq. Ft.)          Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont--  Fremont, Indiana                               October 1985             229,000                  88%

Prime Outlets at Birch Run (2)--  Birch Run, Michigan                    September 1986             724,000                  90

Prime Outlets at Latham (3)--  Latham, New York                             August 1987              43,000                  83

Prime Outlets at Williamsburg (2)--  Williamsburg, Virginia                  April 1988             274,000                  94

Prime Outlets at Pleasant Prairie--  Kenosha, Wisconsin                  September 1988             269,000                  92

Prime Outlets at Burlington--  Burlington, Washington                          May 1989             174,000                  90

Prime Outlets at Queenstown--  Queenstown, Maryland                           June 1989             221,000                  90

Prime Outlets at Hillsboro--  Hillsboro, Texas                             October 1989             359,000                  86

Prime Outlets at Oshkosh--  Oshkosh, Wisconsin                            November 1989             260,000                  93

Prime Outlets at Warehouse Row (4)--  Chattanooga, Tennessee              November 1989              95,000                  79

Prime Outlets at Perryville--  Perryville, Maryland                           June 1990             148,000                  97

Prime Outlets at Sedona--  Sedona, Arizona                                  August 1990              82,000                  88

Prime Outlets at San Marcos--  San Marcos, Texas                            August 1990             549,000                  94

Prime Outlets at Anderson (3)--  Anderson, California                       August 1990             165,000                  82

Prime Outlets at Post Falls--  Post Falls, Idaho                              July 1991             179,000                  70

Prime Outlets at Ellenton--  Ellenton, Florida                             October 1991             481,000                  94

Prime Outlets at Morrisville--  Raleigh/Durham, North Carolina             October 1991             187,000                  74

Prime Outlets at Naples--  Naples/Marco Island, Florida                   December 1991             146,000                  82

Prime Outlets at Niagara Falls USA--  Niagara Falls, New York                 July 1992             534,000                  89

Prime Outlets at Woodbury (5)--  Woodbury, Minnesota                          July 1992             250,000                  71

Prime Outlets at Calhoun (3)--  Calhoun, Georgia                           October 1992             254,000                  85

Prime Outlets at Castle Rock--  Castle Rock, Colorado                     November 1992             480,000                  97

Prime Outlets at Bend--  Bend, Oregon                                     December 1992             132,000                  98

Prime Outlets at Jeffersonville II (6)--  Jeffersonville, Ohio               March 1993             314,000                  42

Prime Outlets at Jeffersonville I--  Jeffersonville, Ohio                     July 1993             407,000                  88

Prime Outlets at Gainesville--  Gainesville, Texas                          August 1993             316,000                  68

Prime Outlets at Loveland--  Loveland, Colorado                                May 1994             328,000                  91

Prime Outlets at Grove City--  Grove City, Pennsylvania                     August 1994             533,000                  95

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Grand                 GLA                Occupancy
Outlet Centers                                                             Opening Date          (Sq. Ft.)           Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Huntley--  Huntley, Illinois                               August 1994             282,000                  68%

Prime Outlets at Florida City--  Florida City, Florida                   September 1994             208,000                  65

Prime Outlets at Pismo Beach--  Pismo Beach, California                   November 1994             148,000                  98

Prime Outlets at Tracy--  Tracy, California                               November 1994             153,000                  91

Prime Outlets at Vero Beach (5)--  Vero Beach, Florida                    November 1994             326,000                  88

Prime Outlets at Odessa--  Odessa, Missouri                                   July 1995             296,000                  74

Prime Outlets at Darien (7)--  Darien, Georgia                                July 1995             307,000                  67

Prime Outlets at Gulfport (8)--  Gulfport, Mississippi                    November 1995             306,000                  88

Prime Outlets at Lodi (3)--  Burbank, Ohio                                November 1996             313,000                  87

Prime Outlets at Gaffney (3) (7)--  Gaffney, South Carolina               November 1996             305,000                  94

Prime Outlets at Lee (3)--  Lee, Massachusetts                                June 1997             224,000                  96

Prime Outlets at Lebanon--  Lebanon, Tennessee                               April 1998             229,000                  97

Prime Outlets at Hagerstown (9)--  Hagerstown, Maryland                     August 1998             487,000                  98

Prime Outlets of Puerto Rico--  Barceloneta, Puerto Rico                      July 2000             176,000                  97
                                                                                                 ----------                  --
Total Outlet Centers (10)                                                                        11,893,000                  86%
                                                                                                 ==========                  ==
====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of June 30, 2002 as a percent of available square feet of GLA.
(2) We, through affiliates, have a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) On July 26, 2002, we sold this outlet center to a joint venture partnership in which we, through affiliates, have a 19.8% ownership interest.
(4) We own a 2% partnership interest as the sole general partner in Phase I of this property but are entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space, not included in this table, which was 95% occupied as of June 30, 2002.
(5) Non-recourse mortgage loans on Prime Outlets at Vero Beach and Prime Outlets at Woodbury are cross-collateralized. The lender has commenced foreclosure proceedings on Prime Outlets at Vero Beach. We are currently negotiating a transfer of our ownership interest in Prime Outlets at Woodbury to the lender.
(6) On August 13, 2002, we transferred our ownership interest in Prime Outlets at Jeffersonville II to a successor of the lender.
(7) We operate this outlet center pursuant to a long-term ground lease under which we receive the economic benefit of a 100% ownership interest.
(8) The real property on which this outlet center is located is subject to a long-term ground lease.
(9) On January 11, 2002, we sold this outlet center to a joint venture partnership in which we, through affiliates, have a 30% ownership interest.
(10) We also own one community shopping center, not included in this table, containing approximately 27,000 square feet that was 82% occupied as of June 30, 2002.

Results of Operations

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Summary

We reported losses from continuing operations of $20,530 and $5,647 for the three months ended June 30, 2002 and 2001, respectively. For the three months ended June 30, 2002, the net loss applicable to our common shareholders was $35,854, or $0.82 per common share on a basic and diluted basis. For the three months ended June 30, 2001, the net loss applicable to our common shareholders was $12,511, or $0.29 per common share on a basic and diluted basis.

Effective  January  1,  2002,  we  adopted  Statement  of  Financial  Accounting
Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for those properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying statements of operations for all periods presented.

During the three months ended June 30, 2002, we reported a loss from discontinued operations of $9,656, or $0.22 per basic and diluted share. The loss from discontinued operations includes losses related to dispositions of $8,167. During the three months ended June 30, 2001, we reported a loss on discontinued operations of $1,196, or $0.03 per basic and diluted share.

The 2002 results also reflect (i) a loss on the sale of real estate of $703, or $0.02 per basic and diluted share, attributable to the sale of our ownership interest in a joint venture partnership, (ii) a non-recurring charge of $3,000, or $0.07 per basic and diluted share, for pending and potential tenant claims with respect to lease provisions related to pass-through charges and promotional fund charges and (iii) a provision for asset impairment of $12,200, or $0.28 per basic and diluted share, for two outlet centers. The 2001 results reflect a loss on the sale of real estate of $180 for those properties sold during 2001.

The following discussion regarding operating results for the comparable periods are reflective of the classification requirements under FAS No. 144. The operating results for properties disposed of during 2001 are not classified as discontinued operations. Their operating results through the dates of their respective disposition are collectively referred to as the "2001 Property Dispositions".

Revenues

Total revenues were $39,880 for the three months ended June 30, 2002, compared to $44,863 for the same period in 2001, a decrease of $4,983, or 11.1%. Base rents decreased $2,870, or 10.3%, to $24,943 during the three months ended June 30, 2002 compared to $27,813 for the same period in 2001. These decreases are primarily due to (i) the 2001 Property Dispositions, (ii) changes in economic rental rates and (iii) the reduction in outlet center occupancy during the 2002 period. Straight-line rent income (expense), included in base rent was $21 and $(198) for the three months ended June 30, 2002 and 2001, respectively.

Tenant reimbursements, which represent the contractual recovery from tenants of various operating expenses, decreased by $1,563, or 11.1%, to $12,430 during the three months ended June 30, 2002 compared to $13,993 in the same period in 2001. This decrease was primarily due to (i) the 2001 Property Dispositions; (ii) changes in economic rental rates and (iii) the reduction in outlet center occupancy during the 2002 period. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 82.7% in 2002 compared to 95.2% in 2001. The decline in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was primarily attributable to changes in economic rental rates and the reduction in outlet center occupancy during the 2002 period.

Interest and other income decreased by $367, or 15.0%, to $2,076 during the three months ended June 30, 2002 compared to $2,443 for same period in 2001. The decrease was primarily attributable to reductions in (i) lease termination income of $467 and (ii) all other income of $97. These items were partially offset by an increase in equity earnings from investment in partnerships of $197.

Expenses

Property operating expenses increased by $361, or 3.4%, to $11,063 during the three months ended June 30, 2002 compared to $10,702 for the same period in 2001. This increase was primarily attributable to higher utilities and insurance costs partially offset by the 2001 Property Dispositions. Real estate taxes expense decreased by $32, or 0.8%, to $3,962 during the three months ended June 30, 2002 compared to $3,994 for the same period in 2001. This decrease was primarily attributable to the 2001 Property Dispositions.

As shown in TABLE 1, depreciation and amortization expense decreased by $949, or 9.1%, to $9,531 during the three months ended June 30, 2002, compared to $10,480 for the same period in 2001. This decrease was primarily attributable to (i) the 2001 Property Dispositions and (ii) reduced depreciation and amortization associated with a provision for impairment losses of $63,026 recorded during the third quarter of 2001.

Table 1--Components of Depreciation and Amortization Expense

--------------------------------------------------------------------------------
Three Months ended June 30,                      2002                    2001
--------------------------------------------------------------------------------
Building and improvements                      $ 4,459                 $ 5,429
Land improvements                                1,215                   1,222
Tenant improvements                              3,162                   3,084
Furniture and fixtures                             629                     669
Leasing commissions                                 66                      76
                                               -------                --------
  Total                                        $ 9,531                $ 10,480
                                               =======                ========
================================================================================

As shown in TABLE 2, interest expense decreased by $1,972, or 11.1%, to $15,867 during the three months ended June 30, 2002 compared to $17,839 for the same period in 2001. This decrease reflects (i) lower interest incurred of $1,990 and
(ii) a decrease in amortization of deferred financing costs of $166, partially offset by a reduction in amortization of debt premiums of $184.

The decrease in interest incurred is primarily attributable to a reduction of $68,077 in our weighted-average debt outstanding, excluding debt premiums, during the three months ended June 30, 2002 compared to the same period in 2001. Also contributing to the decrease in interest incurred were lower weighted-average interest rates during the three months ended June 30, 2002 compared to the same period in 2001. The significant reduction in weighted-average debt outstanding was primarily attributable to debt prepayments on the Mezzanine Loan with net proceeds from (i) the sales of properties and
(ii) the 2001 Property Dispositions. The weighted-average contractual interest rates for the three months ended June 30, 2002 and 2001 were 8.38% and 8.82%, respectively. The Mezzanine Loan was obtained in December 2000 from FRIT Lending LLC (the "Mezzanine Lender") in the original amount of $90,000. See Note 4 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information.

Table 2--Components of Interest Expense

--------------------------------------------------------------------------------
Three Months ended June 30,                       2002                    2001
--------------------------------------------------------------------------------
Interest incurred                              $ 14,856                $ 16,846
Amortization of deferred financing costs          1,455                   1,621
Amortization of debt premiums                      (444)                   (628)
                                               --------                --------
  Total                                        $ 15,867                $ 17,839
                                               ========                ========
================================================================================

During the second quarter of 2002, we recorded a non-recurring charge of $3,000 for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges (see Note 6 - "Legal Proceedings" of the Notes to Consolidated Financial Statements for additional information). This non-recurring charge was estimated in accordance with our aforementioned "Critical Accounting Policies and Estimates" with respect to loss contingencies and is based on our current assessment of the likelihood of any adverse judgments or outcomes to these matters.

Excluding this non-recurring charge, other charges decreased by $3,156, or 72.3%, to $1,207 for the three months ended June 30, 2002 compared to $4,363 for the same period in 2001. This decrease reflects (i) a lower provision for uncollectible accounts receivable of $2,652, a decrease in corporate marketing costs of $494 and (iii) a reduction in all other expenses of $10.

During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust the carrying values of two of our properties (Prime Outlets at Vero Beach and Prime Outlets at Woodbury) to their estimated fair values in accordance with the provisions of FAS No. 144. These properties are cross-collateralized by non-recourse mortgage indebtedness on which we suspended payment of regularly scheduled monthly debt service payment during August of 2002. See "Defaults on Certain Non-recourse Mortgage Indebtedness" contained within Note 4 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

Summary

We reported losses from continuing operations of $24,981 and $10,005 for the six months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, the net loss applicable to our common shareholders was $39,841, or $0.91 per common share on a basic and diluted basis. For the six months ended June 30, 2001, the net loss applicable to our common shareholders was 23,809, or $0.55 per common share on a basic and diluted basis.

Effective  January  1,  2002,  we  adopted  FAS  No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets." In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for those properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying statements of operations for all periods presented.

During the six months ended June 30, 2002, we reported a loss from discontinued operations of $3,524, or $0.08 per basic and diluted share. The loss from discontinued operations includes losses related to disposition of $997. During the six months ended June 30, 2001, we reported a loss on discontinued operations of $2,468, or $0.06 per basic and diluted share.

The 2002 results also reflect (i) a loss on the sale of real estate of $703, or $0.02 per basic and diluted share, attributable to the sale of our ownership interest in a joint venture partnership (ii) a non-recurring charge of $3,000, or $0.07 per basic and diluted share, for pending and potential tenant claims related to pass-through charges and promotional fund charges and (iii) a provision for asset impairment of $12,200, or $0.28 per basic and diluted share, for two outlet centers. The 2001 results reflect a gain on the sale of real estate of $552 for those properties sold during 2001.

The following discussion regarding operating results for the comparable periods are reflective of the classification requirements under FAS No. 144. The operating results for properties disposed of during 2001 are not classified as discontinued operations. Their operating results through the dates of their respective disposition are collectively referred to as the "2001 Property Dispositions".

Revenues

Total revenues were $82,065 for the six months ended June 30, 2002, compared to $90,910 for the same period in 2001, a decrease of $8,845, or 9.7%. Base rents decreased $6,139, or 10.7%, to $51,031 during the six months ended June 30, 2002 compared to $57,170 for the same period in 2001. These decreases are primarily due to (i) the 2001 Property Dispositions, (ii) changes in economic rental rates and (iii) the reduction in outlet center occupancy during the 2002 period. Straight-line rent expense, included in base rent was $0 and $321 for the six months ended June 30, 2002 and 2001, respectively.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $3,136, or 11.2%, to $24,804 during the six months ended June 30, 2002 compared to $27,940 in the same period in 2001. These decreases are primarily due to (i) the 2001 Property Dispositions; (ii) changes in economic rental rates and (iii) the reduction in outlet center occupancy during the 2002 period. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 84.4% in 2002 compared to 93.3% in 2001. The decline in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was primarily attributable to changes in economic rental rates and the reduction in outlet center occupancy during the 2002 period.

Interest and other income decreased by $106, or 2.3%, to $4,510 during the six months ended June 30, 2002 compared to $4,616 for same period in 2001. The decrease reflects reductions in (i) lease termination income of $730 and (ii) all other income of $390 partially offset by an increase in our equity earnings from investment in partnerships of $1,014.

Expenses

Property operating expenses decreased by $308, or 1.4%, to $21,557 during the six months ended June 30, 2002 compared to $21,865 for the same period in 2001. This decrease was primarily attributable to the 2001 Property Dispositions partially offset by higher utilities and insurance costs. Real estate taxes expense decreased by $232, or 2.9%, to $7,846 during the six months ended June 30, 2002 compared to $8,078 for the same period in 2001. This decrease was primarily attributable to the 2001 Property Dispositions.

As shown in TABLE 3, depreciation and amortization expense decreased by $1,291, or 6.1%, to $19,710 during the six months ended June 30, 2002, compared to $21,001 for the same period in 2001. This decrease was primarily attributable to
(i) the 2001 Property Dispositions and (ii) reduced depreciation and amortization associated with a provision for impairment losses of $63,026 recorded during the third quarter of 2001.

Table 3--Components of Depreciation and Amortization Expense

--------------------------------------------------------------------------------
Six Months ended June 30,                         2002                    2001
--------------------------------------------------------------------------------
Building and improvements                      $ 10,154                $ 10,872
Land improvements                                 2,438                   2,440
Tenant improvements                               5,702                   6,160
Furniture and fixtures                            1,280                   1,375
Leasing commissions                                 136                     154
                                               --------                --------
  Total                                        $ 19,710                $ 21,001
                                               ========                ========
================================================================================

As shown in TABLE 4, interest expense decreased by $4,733, or 12.8%, to $32,193 during the six months ended June 30, 2002 compared to $36,926 for the same period in 2001. This decrease reflects (i) lower interest incurred of $4,551 and
(ii) a decrease in amortization of deferred financing costs of $340, partially offset by a reduction in amortization of debt premiums of $158.

The decrease in interest incurred is primarily attributable to a reduction of $62,518 in our weighted-average debt outstanding, excluding debt premiums, during the six months ended June 30, 2002 compared to the same period in 2001. Also contributing to the decrease in interest incurred were lower weighted-average interest rates during the six months ended June 30, 2002 compared to the same period in 2001. The significant reduction in weighted-average debt outstanding was primarily attributable to debt prepayments on the Mezzanine Loan with net proceeds from (i) the sales of properties and
(ii) the 2001 Property Dispositions. The weighted-average contractual interest rates for the six months ended June 30, 2002 and 2001 were 8.41% and 8.86%, respectively.

Table 4--Components of Interest Expense

--------------------------------------------------------------------------------
Six Months ended June 30,                         2002                    2001
--------------------------------------------------------------------------------
Interest incurred                              $ 30,008                $ 34,559
Amortization of deferred financing costs          3,273                   3,613
Amortization of debt premiums                    (1,088)                 (1,246)
                                               --------                --------
  Total                                        $ 32,193                $ 36,926
                                               ========                ========
================================================================================

During the second quarter of 2002, we recorded a non-recurring charge of $3,000 for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges (see Note 6 - "Legal Proceedings' of the Notes to Consolidated Financial Statements for additional information). This non-recurring charge was estimated in accordance with our aforementioned "Critical Accounting Policies and Estimates" with respect to loss contingencies and is based on our current assessment of the likelihood of any adverse judgments or outcomes to these matters.

Excluding this non-recurring charge, other charges decreased by $3,804, or 51.8%, to $3,541 for the six months ended June 30, 2002 compared to $7,345 for the same period in 2001. The decrease was primarily attributable to (i) a lower provision for uncollectible accounts receivable of $2,986, (ii) a decrease in corporate marketing costs of $494 and (iii) a reduction in all other expenses of $324.

During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust the carrying values of two of our properties (Prime Outlets at Vero Beach and Prime Outlets at Woodbury) to their estimated fair values in accordance with the provisions of FAS No. 144. These properties are cross-collateralized by non-recourse mortgage indebtedness on which we suspended payment of regularly scheduled monthly debt service payment during August of 2002. See "Defaults on Certain Non-recourse Mortgage Indebtedness" contained within Note 4 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information.

Merchant Sales

For the three and six months ended June 30, 2002, same-store sales in the Company's outlet center portfolio decreased 3.6% and 2.7%, respectively, compared to the same periods in 2001. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores open since January 1, 2001. The weighted-average sales per square foot reported by all merchants were $241 for the year ended December 31, 2001.

Liquidity and Capital Resources

Sources and Uses of Cash

For the six months ended June 30, 2002, net cash provided by operating activities was $9,936, net cash provided by investing activities was $19,671 and net cash used in financing activities was $31,943.

The net cash provided by investing activities during the six months ended June 30, 2002 consisted of $22,320 of aggregate net proceeds from the disposition of assets, partially offset by $2,649 of additions to rental property. The net proceeds from asset sales consisted of (i) $12,113 from the January 11, 2002 sale of a 70% ownership interest in the Hagerstown Center, (ii) $9,551 from the April 1, 2002 sale of the Edinburgh Center, (iii) $522 from the April 19, 2002 sale of our 51% ownership interest in the Bellport Outlet Center and (iv) $688 from the June 17, 2002 sale of Western Plaza, partially offset by cash of $574 assumed by the lender in connection with the January 1, 2002 foreclosure sale of the Conroe Center. The additions to rental property were primarily costs incurred in connection with re-leasing space to new merchants.

The gross uses of cash for financing activities of $31,943 during the six months ended June 30, 2002 consisted of (i) scheduled principal amortization on notes payable of $9,955 and (ii) a principal prepayments on the Mezzanine Loan aggregating $21,988, including $10,341 of mandatory prepayments, with net proceeds from the sales of properties.

2002 Sales Transactions

On January 11, 2002, we completed the sale of Prime Outlets at Hagerstown (the "Hagerstown Center"), an outlet center located in Hagerstown, Maryland consisting of approximately 487,000 square feet of GLA, for $80,500 to an existing joint venture partnership (the "Prime/Estein Venture") between one of our affiliates and an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company. Estein and we have 70% and 30% ownership interests, respectively, in the Prime/Estein Venture. In connection with the sale transaction, the Prime/Estein Venture assumed first mortgage indebtedness of $46,862 on the Hagerstown Center (the "Assumed Mortgage Indebtedness"); however, our guarantee of the Assumed Mortgage Indebtedness remains in place.

The net cash proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after (i) a pay-down of $11,052 of mortgage indebtedness on the Hagerstown Center and (ii) closing costs. The net proceeds from this sale were used to prepay $11,647 of principal outstanding under the Mezzanine Loan.

The operating results of the Hagerstown Center through the date of disposition are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. In connection with the sale of the Hagerstown Center, we recorded a gain on the sale of real estate of $16,795, also included in discontinued operations, during the first quarter of 2002. At December 31, 2001, the carrying value of the Hagerstown Center of $54,628 was classified as assets held for sale in the Consolidated Balance Sheet. Effective on the date of disposition, we have accounted for our 30% ownership interest in the Hagerstown Center in accordance with the equity method of accounting.

We are obligated to refinance the Assumed Mortgage Indebtedness on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Assumed Mortgage Indebtedness and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. However, if the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Assumed Mortgage Indebtedness is currently 30-day LIBOR plus 1.50%, or 3.34% as of June 30, 2002.

On April 1, 2002, we completed the sale of Prime Outlets at Edinburgh (the "Edinburgh Center"), an outlet center located in Edinburgh, Indiana consisting of approximately 305,000 square feet of GLA and additional undeveloped land. The Edinburgh Center was sold to CPG Partners, L.P. for cash consideration of $27,000.

The net cash proceeds from the sale were $9,551, after (i) repayment in full of $16,317 of existing first mortgage indebtedness on the Edinburgh Center and (ii) closing costs and fees. We used these net proceeds to make a mandatory principal payment of $9,178 on the Mezzanine Loan.

The operating results of the Edinburgh Center through the date of disposition are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. During the first quarter of 2002, we recorded a loss on the sale of real estate of $9,625, also included in discontinued operations, related to the write-down of the carrying value of the Edinburgh Center to its net realizable value based on the terms of the sale agreement.

On April 19, 2002, we completed the sale of Phases II and III of the Bellport Outlet Center (the "Bellport Outlet Center"), an outlet center located in Bellport, New York consisting of approximately 197,000 square feet of GLA. We had a 51% ownership interest in the joint venture partnership that owned the Bellport Outlet Center. The Bellport Outlet Center was sold to Sunrise Station, L.L.C., an affiliate of one of our joint venture partners, for cash consideration of $6,500. At closing, recourse first mortgage indebtedness of $5,500, which was scheduled to mature on May 1, 2002, was repaid in full. To date we have received $522 of cash proceeds from the sale, which were used to make a mandatory principal payment of $502 on the Mezzanine Loan.

We accounted for our ownership interest in the Bellport Outlet Center in accordance with the equity method of accounting through the date of disposition. In connection with the sale of the Bellport Outlet Center, we recorded a loss on the sale of real estate of $703 during the second quarter of 2002.

On June 17, 2002, we completed the sale of the Shops at Western Plaza ("Western Plaza"), a community center located in Knoxville, Tennessee, consisting of 205,000 square feet of GLA. Western Plaza was sold to WP General Partnership for cash consideration of $9,500. The net cash proceeds from the sale were $688, after (i) repayment of $9,467 (of which $2,467 was scheduled to mature on October 31, 2002) of existing recourse mortgage indebtedness on Western Plaza,
(ii) payment of closing costs and fees and (iii) release of certain escrowed funds. We used these net proceeds to make a mandatory principal payment of $661 on the Mezzanine Loan.

The  operating  results of Western  Plaza  through the date of  disposition  are
classified  as  discontinued   operations  in  the   accompanying   Consolidated
Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. In connection with the sale of Western Plaza, we recorded a gain on the sale of real estate of $2,122, also included in discontinued operations, during the second quarter of 2002.

On July 26, 2002, we completed the sale of six outlet centers for aggregate consideration of $118,650 to wholly-owned affiliates of PFP Venture LLC, a joint venture (the "PFP Venture") (i) 29.8% owned by PWG Prime Holdings LLC ("PWG") and (ii) 70.2% owned by FP Investment LLC ("FP"). FP is a joint venture between FRIT PRT Bridge Acquisition LLC ("FRIT"), a Delaware limited liability company, and us. Through FP, FRIT and we indirectly have ownership interests of 50.4% and 19.8%, respectively, in the PFP Venture.

The six outlet centers (collectively, the "Bridge Loan Properties") that were sold are located in Anderson, California; Calhoun, Georgia; Gaffney, South Carolina; Latham, New York; Lee, Massachusetts and Lodi, Ohio and contain an aggregate of 1,304,000 square feet of GLA. Under the terms of the transaction, for a five-year period, we will continue to manage, market and lease the Bridge Loan Properties for a fee on behalf of the PFP Venture.

In connection with the sale, $111,009 of recourse mortgage indebtedness (the "Bridge Loan") on the Bridge Loan Properties was repaid in full. Our net cash proceeds of $6,762 from the sale were contributed to FP. FP used these proceeds along with a $17,236 capital contribution from FRIT to purchase a 70.2% ownership interest in the PFP Venture. Financing for the PFP Venture's purchase of the Bridge Loan Properties was provided by GMAC Mortgage in the form of a $90,000, four-year, non-recourse mortgage loan, of which $74,000 bears interest at LIBOR plus 4.25% (minimum of 7.00% for the first three years and 7.25% thereafter) and $16,000 bears interest at LIBOR plus 4.50% (minimum of 7.75%). Furthermore, subject to satisfaction of certain conditions, the PFP Venture may extend the maturity of the $74,000 portion of the loan for one additional year with the minimum interest rate continuing at 7.25%.

Pursuant to certain venture-related documents, we have guaranteed FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") by December 31, 2003. Our guarantee is secured by junior security interests in collateral similar to that pledged to the Mezzanine Lender. FP will be entitled to receive a 15% preferred return on its invested capital of $23,998 (approximately $3,600 on an annual basis) in the PFP Venture. Then PWG will be entitled to receive a 15% return on its invested capital of $10,200. From FP's preferred return, FRIT will first receive its 13% return on its invested capital with the remainder applied towards the payment of the Mandatory Redemption Obligation. Upon satisfaction of the Mandatory Redemption Obligation, we will be entitled to FP's preferred return until such time as we have been repaid in full our invested capital, together with a 13% return on our invested capital. Thereafter, FRIT and us will share any cash flow due to FP on an approximate equal basis.

FRIT, indirectly through affiliates, was the owner of Bridge Loan that was repaid in full in connection with the sale of the Bridge Loan Properties and is a 50% participant in the Mezzanine Loan, which had an outstanding principal balance of $35,431 as of June 30, 2002.

Effective June 30, 2002, the aggregate carrying value of the Bridge Loan Properties of $115,924 was classified as assets held for sale in the Consolidated Balance Sheet. The operating results of the Bridge Loan Properties are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. During the second quarter of 2002, we recorded a loss on the sale of real estate of $10,289, also included in discontinued operations, related to the write-down of the carrying value of the Bridge Loan Properties to their net realizable value based on the terms of the sale agreement.

2002 Foreclosure Sale

During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans held by New York Life Insurance Company ("New York Life") at the time of the suspension. These non-recourse mortgage loans were cross-defaulted and cross-collateralized by Prime Outlets at Jeffersonville II (the "Jeffersonville II Center"), located in Jeffersonville, Ohio and Prime Outlets at Conroe (the "Conroe Center"), located in Conroe, Texas. Effective January 1, 2002, New York Life foreclosed on the Conroe Center. Effective July 18, 2002, New York Life sold its remaining interest in the loan still encumbering the Jeffersonville II Center to a successor lender. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor lender. See Note 4 - "Bonds and Notes Payable" of the Notes to Consolidated Financial Statements for additional information.

Going Concern

During 2002, we are required to make, in addition to scheduled monthly amortization, certain mandatory principal payments on the Mezzanine Loan aggregating $25,367 with net proceeds from asset sales, excluding our January 11, 2002 sale of a 70% joint venture partnership interest in the Hagerstown Center, or other capital transactions within specified periods (see "Mezzanine Loan Modification" for additional information). Through June 30, 2002, we have made mandatory principal payments aggregating $10,341. Although we continue to seek to generate additional liquidity through new financings and the sale of assets, there can be no assurance that we will be able to complete asset sales or other capital transactions within the specified periods or that such asset sales or other capital transactions, if they should occur, will generate sufficient proceeds to make the remaining mandatory payments of $15,026 due in 2002 under the Mezzanine Loan. Any failure to satisfy these mandatory principal payments within the specified time periods will constitute a default under the Mezzanine Loan.

Based on our results for the three months ended June 30, 2002, we are not in compliance with respect to the debt service coverage ratio under our fixed rate tax-exempt revenue bonds (the "Affected Fixed Rate Bonds") in the amount of $18,390. As a result of our noncompliance, the holders of the Affected Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest. If the holders of the Affected Fixed Rate Bonds make such an election and we are unable to repay such obligations, certain cross-default provisions with respect to other debt facilities, including the Mezzanine Loan may be triggered.

We are working with holders of the Affected Fixed Rate Bonds regarding potential resolutions, including waiver or amendment with respect to the applicable provisions. If we are unable to reach satisfactory resolution, we will look to
(i) obtain alternative financing from other financial institutions, (ii) sell the projects subject to the affected debt or (iii) explore other possible capital transactions to generate cash to repay the amounts outstanding under such debt. There can be no assurance that we will obtain satisfactory resolutions with the holders of the Affected Fixed Rate Bonds or that we will be able to complete asset sales or other capital raising activities sufficient to repay the amount outstanding under the affected Fixed Rate Bonds.

As of June 30, 2002, we were in compliance with all financial debt covenants under our recourse loan agreements other than the Affected Fixed Rate Bonds. Nevertheless, there can be no assurance that we will remain in compliance with our financial debt covenants in future periods because our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of current and future economic conditions, and the resulting impact on our revenue; the effects of increases in market interest rates from current levels; the risks associated with existing vacancy rates or potential increases in vacancy rates because of, among other factors, tenant bankruptcies and store closures, and the resulting impact on our revenue; risks associated with litigation, including pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges; and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods. See "Defaults on Certain Non-recourse Mortgage Indebtedness" and "Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships" for additional information.

These above listed conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Strategic Alternatives

We have engaged Houlihan Lokey Howard & Zurkin Capital to assist us in exploring recapitalization, restructuring, financing and other strategic alternatives designed to strengthen our financial position and address our long-term capital requirements. There can be no assurance as to the timing, terms or completion of any transaction.

Mezzanine Loan Modification

Effective January 31, 2002, we entered into a modification to the original terms of the Mezzanine Loan obtained in December 2000. The Mezzanine Loan amendment (the "Amendment"), among other things, (i) reduces required monthly principal amortization for the period February 1, 2002 through January 1, 2003 ("Year 2") from $1,667 to $800, which may be further reduced to a minimum of $500 per month under certain limited circumstances, provided no defaults exist under the Mezzanine Loan and certain other conditions have been satisfied at the Mezzanine Lender's sole discretion, (ii) requires certain mandatory principal payments from net proceeds from asset sales or other capital transactions pursuant to the schedule set forth below and (iii) reduces the threshold level at which excess cash flow from operations must be applied to principal pay-downs, primarily resulting from a reduction in the available working capital reserves.
Additionally, the Amendment (i) increases the interest rate from LIBOR plus 9.50% to LIBOR plus 9.75% (rounded up to nearest 0.125% with a minimum rate of 14.75%), (ii) changes the Mezzanine Loan maturity date from December 31, 2003 to September 30, 2003 and (iii) required a 0.25% fee, which was paid at the time of the modification, on the outstanding principal balance. Pursuant to the terms of the Amendment, the Mezzanine Loan monthly principal payments for May and June of 2002, were reduced to $611 and $649, respectively.

The Amendment also requires additional Year 2 monthly payments of $250 (the "Escrowed Funds") into an escrow account controlled by the Lender. Provided certain conditions are satisfied, at the Mezzanine Lender's sole discretion, the Escrowed Funds may be released to us for limited purposes. The Escrowed Funds not used at the end of each quarter, subject to certain exceptions, will be applied by the Mezzanine Lender to amortize the Mezzanine Loan. The required monthly principal amortization of $2,333 commencing on February 1, 2003, through the new maturity date of September 30, 2003, remains unchanged.

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

On July 1, 2002, the Mezzanine Lender elected to extend the July 1, 2002 mandatory principal payment due date to the earlier of (i) August 15, 2002 (the "Extended Date") or (ii) the occurrence of an event of default under the Mezzanine Loan. Additionally, upon satisfaction of certain conditions, the Extended Date can be automatically extended again to the earlier of (i) October 31, 2002, (ii) the occurrence of an event of default under the Mezzanine Loan, or (iii) the closing or termination of certain asset sales, with such date hereafter referred to as the "Second Mandatory Principal Payment Due Date." There can be no assurance that these conditions will be met.

On April 1, 2002, we sold our Edinburgh Center and used the net proceeds to make a $9,178 mandatory payment on the Mezzanine Loan. Additionally, on April 19, 2002, we sold our ownership interest in the Bellport Outlet Center and used the net proceeds to make a $502 mandatory payment on the Mezzanine Loan. (See Note 3
- "Property Dispositions" of Notes to Consolidated Financial Statements for additional information.) As a result, we satisfied the May 1, 2002 mandatory principal payment requirement.

On June 17, 2002, we sold Western Plaza and used the net proceeds to make a mandatory principal payment of $661 on the Mezzanine Loan. (See Note 3 - "Property Dispositions" of Notes to Consolidated Financial Statements for additional information.) We are now required to complete additional asset sales or other capital transactions generating net proceeds aggregating $14,065 by the Second Mandatory Principal Payment Due Date and $15,026 (inclusive of the $14,065) by November 1, 2002.

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

Debt Service Obligations

Our aggregate  indebtedness  excluding (i) unamortized  debt premiums of $9,639,
(ii) mortgage indebtedness of $111,059 on the Bridge Loan Properties and (iii) non-recourse mortgage indebtedness of $17,768 on Prime Outlets at Jeffersonville II was $686,216 (the "Adjusted Indebtedness") at June 30, 2002. The mortgage indebtedness on the Bridge Loan Properties was repaid in full in connection with the sale of such properties on July 26, 2002. The non-recourse mortgage indebtedness on the Jeffersonville II Center was relieved in connection with the transfer of our ownership interest in such property to New York Life's successor on August 13, 2002. See Note 3 - "Property Dispositions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" of Notes to Consolidated Financial Statements for additional information.

At June 30, 2002 the Adjusted  Indebtedness had a  weighted-average  maturity of
3.0 years and bore contractual interest at a weighted-average rate of 8.24% per annum. At June 30, 2002, $631,254, or 92.0%, of the Adjusted Indebtedness bore interest at fixed rates and $54,962 or 8.0%, of the Adjusted Indebtedness bore interest at variable rates. In certain cases, we utilize derivative financial instruments to manage our interest rate risk associated with variable rate debt.

As of June 30, 2002, our scheduled principal payments for the remainder of 2002 and 2003 for the Adjusted Indebtedness aggregated $24,775 and $378,465, respectively. The remaining scheduled principal payments for 2002 include (i) principal amortization aggregating $9,749 (including an aggregate of $4,800 of scheduled monthly principal payments on the Mezzanine Loan, which may be further reduced subject to the terms of its Amendment specified above) and (ii) mandatory principal payments on the Mezzanine Loan aggregating $15,026 (see "Mezzanine Loan Modification" for additional information). The outstanding principal balance of the Mezzanine Loan as of June 30, 2002 was $35,431. The scheduled principal payment for 2003 include (i) obligations of $338,558 due in respect of a mortgage loan that is secured by 15 of our properties and matures in November 2003 and (ii) $15,605 of principal payments under the Mezzanine Loan.

Mikasa Settlement

On August 7, 2002, we entered into a settlement agreement (the "Mikasa Settlement") with Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa. Pursuant to the Mikasa Settlement, we are obligated to make aggregate payments of $2,100 to Mikasa and various lease terms between both our affiliates and Mikasa's affiliates will be amended to reflect the terms of the Mikasa Settlement, including modifications of the provisions concerning the collection of pass though charges over the remaining terms of the respective leases. On August 9, 2002, we made an initial payment of $1,750 to Mikasa using Escrowed Funds (see "Mezzanine Loan Modification for additional information) released by the Mezzanine Lender. We are obligated to make additional payments to Mikasa in September and October of 2002 in the amount of $250 and $100, respectively. We expect to make these additional payments using the Escrowed Funds. See Note 6 - "Legal Proceedings" for additional information.

The Mikasa Settlement did not have a material impact on our financial condition or our results from operations. We previously accrued a reserve of $2,000 for the Mikasa Settlement during the fourth quarter of 2001. This reserve is included in accounts payable and other liabilities in our Consolidated Balance Sheet as of June 30, 2002.

Guarantees of Indebtedness of Others

On July 15, 2002, Horizon Group Properties, Inc. and its affiliates ("HGP") announced they had refinanced a secured credit facility (the "HGP Secured Credit Facility") through a series of new loans aggregating $32,500. Prior to the refinancing, we were a guarantor under the HGP Credit Facility in the amount of $10,000. In connection with the refinancing, our guarantee was reduced to a maximum of $4,000 as security for a $3,000 mortgage loan and a $4,000 mortgage loan (collectively, the "HGP Monroe Mortgage Loan") secured by HGP's outlet shopping center located in Monroe, Michigan. The HGP Monroe Mortgage Loan has a 3-year term, bears interest at the prime lending rate plus 2.50% (with a minimum of 9.90%) and requires monthly interest-only payments. The HGP Monroe Mortgage Loan may be prepaid without penalty after two years. Our guarantee with respect to the HGP Monroe Mortgage Loan will be extinguished if the principal amount of such obligation is reduced to $5,000 or less through repayments.

Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,352 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures in December 2002, bears interest at LIBOR plus 2.50%, and requires monthly debt service payments of approximately $23.

On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of $45,500 secured by six of its other outlet centers. Such defaults do not constitute defaults under the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage nor did they constitute a default under the HGP Secured Credit Facility. No claims have been made under our guarantees with respect to the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage. HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. in June 1998.

On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed $46,862 of mortgage indebtedness; however, our guarantee of such indebtedness remains in place. See Note 3 - "Property Dispositions" of Notes to Consolidated Financial Statements for additional information.

On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT (i) a 13% return on its $17,236 of invested capital and (ii) the full return of its invested capital by December 31, 2003. See Note 3 - "Property Dispositions" of Notes to Consolidated Financial Statements for additional information.

Defaults on Certain Non-recourse Mortgage Indebtedness

During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by the Jeffersonville II Center and the Conroe Center. At the time of suspension, these non-recourse mortgage loans were held by New York Life.

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

Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. As of June 30, 2002, the carrying value of the Jeffersonville II Center was $3,719 and the balance of the non-recourse mortgage indebtedness was $17,768 and unpaid accrued interest was $2,492. As a result of the transfer of our ownership interest in the Jeffersonville II Center, we expect to record a non-recurring gain for the difference between the carrying value of the Jeffersonville II Center and its related net assets and the outstanding loan balance, including accrued interest, during the third quarter of 2002. The transfer of our ownership interest in the Jeffersonville II Center did not have a material impact on our results of operations or financial condition because during 2001 and through the transfer date in 2002, all excess cash flow from the operations of the Jeffersonville II Center was utilized for debt service on its non-recourse mortgage loan.

During August of 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans aggregating $40,829 as of June 30, 2002. These non-recourse mortgage loans which are held by John Hancock Life Insurance Company ("John Hancock") are cross-collateralized by Prime Outlets at Vero Beach (the "Vero Beach Center"), located in Vero Beach, Florida, and Prime Outlets at Woodbury (the "Woodbury Center"), located in Woodbury, Minnesota (collectively, the "John Hancock Properties"). John Hancock has commenced foreclosure proceedings with regard to the Vero Beach Center. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock.

During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust the carrying values of the John Hancock Properties to their estimated fair value in accordance with the provisions of FAS No. 144. Foreclosure on the Vero Beach Center and transfer of our ownership interest in the Woodbury Center are not expected to have a material impact on our results of operations or financial condition because during 2002, all excess cash flow from the operations of the John Hancock Properties has been utilized for debt service on their non-recourse mortgage loans.

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

We are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our ownership interests in Phase I of the Bellport Outlet Center and the Oxnard Factory Outlet in accordance with the equity method of accounting. As of June 30, 2002, the carrying value of our investment in these properties was $0.

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

Although derivative financial instruments are an important component of our interest rate management program, their incremental effect on interest expense for the three and six months ended June 30, 2002 and 2001 was not material.

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

Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. As of August 15, 2002, we will be eleven quarters in arrears with respect to preferred stock distributions.

Under the terms of the Mezzanine Loan, we are prohibited from paying dividends or distributions except to the extent necessary to maintain our status as a REIT. In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of June 30, 2002, unpaid dividends for the period beginning on November 16, 1999 through June 30, 2002 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $15,848 and $43,666, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2002 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Development Activities

During the six months ended June 30, 2002, we did not engage in any development activities other than (i) post-opening work related to Prime Outlets of Puerto Rico, which opened in July, 2000, and (ii) certain consulting activities in Europe.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued FAS No. 144. FAS No. 144 supercedes FAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, FAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." FAS No. 144 is effective for fiscal years beginning after December 15, 2001.

Effective January 1, 2002 we adopted FAS No. 144. In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for those properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. See Note 2 - "New Accounting Pronouncements" and "2002 Sales Transactions" and "2002 Foreclosure Sale" in Note 3 - "Property Dispositions" of Notes to Consolidated Financial Statements for additional information.

Funds from Operations

Industry analysts generally consider funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative measure of performance of an equity REIT. In 1991, NAREIT adopted its definition of FFO. This definition was clarified in 1995, 1999 and 2002. FFO is currently defined by NAREIT as net income or loss (computed in accordance with GAAP), excluding gains or losses from provisions for asset impairment and sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures and discontinued operations. FFO includes non-recurring events, except for those that are defined as "extraordinary items" in accordance with GAAP. FFO excludes the earnings impact of "cumulative effects of accounting changes" as defined by GAAP. Effective January 1, 2002, FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations (in accordance with the requirements of FAS No. 144) should continue to be included in FFO.

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

TABLE 5 provides a reconciliation of income (loss) from continuing operations before allocations to minority interests and preferred shareholders to FFO for the three and six months ended June 30, 2002 and 2001. FFO decreased $4,875, or 68.4%, to $2,256 for the three months ended June 30, 2002 from $7,131 for the same period in 2001. FFO decreased $5,211, or 36.1%, to $9,219 for the six months ended June 30, 2002 from $14,430 for the same period in 2001.

The decrease in FFO for the three and six months ended June 30, 2002 compared to the same periods in 2001 is primarily due to (i) a loss in net operating income, partially offset by interest expense savings, resulting from dispositions of certain properties during the comparable periods, (ii) reduced occupancy in our portfolio during the 2002 periods, (iii) economic changes in rental rates and
(iv) the aforementioned non-recurring charge of $3,000 recorded during the second quarter of 2002.

The following operating properties were disposed of during 2001 and through June 30, 2002:

        Property Name                      Date of Disposition
        -------------                      -------------------
        Northgate Plaza                    February 2, 2001
        Silverthorne Center                March 16, 2001
        New River Center (i)               May 8, 2001
        Conroe Center                      January 1, 2002
        Hagerstown Center (ii)             January 11, 2002
        Edinburgh Center                   April 1, 2002
        Bellport Outlet Center (iii)       April 19, 2002
        Western Plaza                      June 17, 2002

        Notes:
        (i) Prior to its disposition, we owned 50% of this property through a joint venture partnership and accounted for our ownership interest in accordance with the equity method of accounting.
        (ii) We sold a 70% ownership interest in this property and now own 30% of this property through a joint venture partnership. Commencing on the date of disposition, we account for our remaining ownership interest in accordance with the equity method of accounting.
        (iii) Prior to its disposition, we owned 51% of this property through a joint venture partnership and accounted for our ownership interest in accordance with the equity method of accounting.

Table 5--Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                                 ------------------------------         ----------------------------
                                                                    2002               2001                2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before minority interests                                     $ (20,530)          $ (6,047)          $ (24,981)         $(10,406)
Adjustments:
  Loss (gain) on sale of real estate                                  703                180                 703              (552)
  Provision for asset impairment                                   12,200                  -              12,200                 -
  Depreciation and amortization                                     9,531             10,480              19,710            21,001
  Non-real estate depreciation and amortization                      (538)              (562)             (1,092)           (1,130)
Other items:
  Unconsolidated joint venture adjustments                            963              1,033               1,746             1,588
  Discontinued operations                                          (9,656)            (1,196)             (3,524)           (2,468)
  Discontinued operations - loss on disposition                     8,167                  -                 997                 -
  Discontinued operations - depreciation
   and amortization                                                 1,416              3,243               3,460             6,397
                                                                ---------           --------           ---------          --------
FFO before allocations to minority interests
  and preferred shareholders                                    $   2,256           $  7,131           $   9,219          $ 14,430
                                                                =========           ========           =========          ========

Other Data:
Net cash provided by operating activities                       $   5,268           $ 11,575           $   9,936          $ 18,160
Net cash provided by (used in) investing activities                 9,095             (8,397)             19,671            (4,520)
Net cash used in financing activities                             (15,252)            (4,794)            (31,943)          (18,473)
====================================================================================================================================

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

Market Risk Sensitivity

We are subject to various market risks and uncertainties, including, but not limited to, the effects of current and future economic conditions, and the resulting impact on our revenue; the effects of increases in market interest rates from current levels (see below); the risks associated with existing vacancy rates or potential increases in vacancy rates because of, among other factors, tenant bankruptcies and store closures, and the resulting impact on our revenue; and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods.

Interest Rate Risk

In the ordinary course of business, we are exposed to the impact of interest rate changes. We employs established policies and procedures to manage our exposure to interest rate changes. See "Interest Rate Risk" of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information. We use a mix of fixed and variable rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) to manage our overall borrowing costs.

The following table provides a summary of principal cash flows, excluding (i) unamortized debt premiums of $9,639, (ii) mortgage indebtedness of $111,059 on the Bridge Loan Properties and (iii) non-recourse mortgage indebtedness of $17,768 on Prime Outlets at Jeffersonville II (see "2002 Sales Transactions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information), and related contractual interest rates by fiscal year of maturity. Variable interest rates are based on the weighted-average rates of the portfolio at June 30, 2002.

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                             2002            2003           2004            2005           2006         Thereafter        Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed Rate:
Principal                 $  4,574       $ 343,704        $ 7,022        $ 51,147      $ 121,931       $ 102,876       $ 631,254
Average interest rate        7.14%           7.77%          7.20%           7.92%          8.76%           7.54%           7.96%

Variable Rate:
Principal                 $ 20,201       $  34,761                                                                     $  54,962
Average interest rate       14.58%           9.56%                                                                        11.41%
====================================================================================================================================

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

Dinnerware Plus Holdings, Inc., which operates under the trade name Mikasa, and affiliates (collectively, the "Mikasa Plaintiffs") filed a lawsuit against the Company and various affiliates in Superior Court of New Jersey on March 29, 2001. The Mikasa Plaintiffs assert a number of causes of action in which they allege that the Company and its affiliates breached various provisions in the

Mikasa Plaintiffs' leases and, as a result, overcharged the Mikasa Plaintiffs for common area maintenance and similar charges ("CAM") and promotion fund charges at various centers where the Mikasa Plaintiffs are tenants. The Company filed a motion to dismiss the complaint on behalf of the Company's affiliates who entered into leases with the Mikasa Plaintiffs, based on lack of jurisdiction. The motion was granted and the Mikasa Plaintiffs filed a motion for reconsideration, which was denied. The remaining defendants, Prime Retail, Inc. and Prime Retail, L.P., answered the complaint.

Subsequent efforts in the litigation were deferred while the parties attempted to resolve their claims through negotiation. As a result of these efforts, the parties entered into a settlement agreement on August 7, 2002 pursuant to which the lawsuit is to be dismissed with prejudice, and all potential claims, including claims and potential counterclaims for overpayments and underpayments of various pass-through charges, arising from the litigation are to be released, with all parties expressly denying liability. Pursuant to the settlement agreement, the Company will make payments to Mikasa over the next two months totaling $2,100, and various leases between Mikasa and its affiliates and the Company will be amended to, among other things, remove the specific provisions that were the primary basis of the dispute and modify remaining provisions concerning the collection of pass-through charges. This settlement, including the related lease modifications, is not expected to have a material impact on the Company's financial condition or results of operations. The Company previously accrued a reserve of $2,000 for this matter during the fourth quarter of 2001, which is included in accounts payable and other liabilities in its Consolidated Balance Sheet as of June 30, 2002. See "Mikasa Settlement" contained in "Liquidity and Capital Resources" of Item 2 - "Management's Discussion of Financial Condition and Results of Operations" for additional information.

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

Subsequent efforts in the litigation were deferred while the parties attempted to resolve their claims through negotiation. As a result of these efforts, the parties have entered into a settlement agreement on August 13, 2002 pursuant to which the lawsuit and any related litigation matters are to be dismissed, or in one instance satisfied, all potential claims and counterclaims are to be released, including claims for overpayments and underpayments of various pass-through charges, and with all parties expressly denying liability. Pursuant to the settlement agreement, no payments will be made to Melru Corporation by the Company, Melru Corporation will satisfy a prior judgment against it, and the leases between Melru Corporation and the Company will be modified, including to provide for extensions of the terms of a limited number of existing leases and the early termination of occupancy at one center. The Company does not expect this settlement, including the related lease modifications, will have a material impact on the Company's financial condition or results of operations.

Additionally, numerous other tenants in the Company's portfolio have clauses in their leases pursuant to which they may claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims, if asserted and found meritorious, could have a material effect upon the Company's financial condition. Determination of whether liability would exist to the Company from these claims would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively at any given point in time. To date, Designs Inc., Brown Group Retail, Inc. and The Gap, Inc. have made allegations or have indicated to the
Company that they are considering making allegations that their leases do not require them to pay some or all of the pass-through charges. The Company is in discussion with these tenants and is working to resolve any disputes with them, including wherever possible, satisfactorily modifying or eliminating clauses that are the source of the continuing disputes. During the second quarter of 2002, the Company recorded a non-recurring charge to establish a reserve in the amount of $3,000 for resolution of these matters, in addition to the Mikasa matter discussed above. This reserve, which is included in accounts payable and other liabilities in the Company's Consolidated Balance Sheet as of June 30, 2002, was estimated in accordance with the Company's established policies and procedures with respect to loss contingencies (see "Critical Accounting Policies and Estimates" of Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.) Based on presently available information, the Company believes it is probable this reserve will be utilized over the next several years in connection with the resolution of claims relating to the pass-through and promotional fund provisions contained in its leases. The Company cautions, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from its estimate.

The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. Briefs were submitted and oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. On July 29, 2002, the Fourth Circuit denied the appeal of AFS. The Company believes that it has acted properly and will continue to defend this lawsuit vigorously if AFS continues with additional appeal efforts. The outcome of this lawsuit if additional appeal efforts of AFS are successful, and the ultimate liability of the defendants, if any, cannot be predicted in that case at this time.

Affiliates of the Company routinely file lawsuits to collect past due rent from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question has defaulted under the tenant's lease, has overcharged the tenant for CAM and promotion fund charges, or has failed to maintain or market the outlet center in question as required by the lease. In spite of such counterclaims, the Company's affiliates usually elect to continue to pursue their collection or eviction actions. Although the Company and its affiliates believe that such counterclaims are typically without merit and defend against them vigorously, the outcome of all such counterclaims, and thus the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

Since October 13, 2000 there have been eight complaints filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are Glenn D. Reschke, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a former director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints have been brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of all other stockholders of the Company. The complaints allege that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints seek unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated amended complaint captioned The Marsh Group, et al. v. Prime Retail, Inc., et al. dated May 21, 2001 was filed. The Company and the individual defendants filed a motion to dismiss the complaint, which was granted on November 8, 2001. The plaintiffs appealed the matter to the Fourth Circuit. Briefs were filed and oral arguments were held on June 4, 2002 but a decision has not yet been issued by the Fourth Circuit. The Company believes that the claims are without merit and will defend vigorously against the appeal. The outcome of this lawsuit, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

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


Item 2.           Changes in Securities

None

Item 3.           Defaults Upon Senior Securities

The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of June 30, 2002, the aggregate arrearage on the Series A Senior Preferred Stock and the Series B Convertible Preferred Stock was $15,848 and $43,666, respectively.

Item 4.           Submission of Matters to a Vote of Security Holders

At the Company's Annual Shareholders' Meeting held on June 11, 2002, certain matters were submitted to the vote of the holders of the Company's Common Stock. The following summarizes these matters and the results of the voting.

         (a) The two nominees proposed for Director by the Company were elected. The votes cast for the nominees were as follows:

                            Name                        For          Against
                            ----                        ---          -------
                  Governor James R. Thompson        40,032,248      1,307,130
                  Marvin S. Traub                   40,032,248      1,307,130

         (b) The proposal to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 2002 was approved. The votes cast with respect to the proposal were as follows:

                            For                  Against               Abstain
                            ---                  -------               -------
                         41,150,383              158,058                30,937

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

(a)      The following exhibits are included in this Form 10-Q:

         Exhibit 10.1 Second Amended and Restated Guaranty and Indemnity Agreement dated July 10, 2002 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P.

         Exhibit 10.2 Guaranty Agreement dated July 10, 2002 by Horizon Group Properties, Inc., Horizon Group Properties,
                           L.P. and Prime Retail, L.P., collectively, as guarantors, in favor of Beal Bank, S.S.B.

         Exhibit 10.3 Real Estate Sale Agreement, dated January 9, 2002, by and between (i) Shasta Outlet Center Limited Partnership, The Prime Outlets at Calhoun Limited Partnership, Carolina Factory Shops Limited
                           Partnership, Latham Factory Stores Limited Partnership, The Prime Outlets at Lee Limited Partnership, Prime Lee Development Limited Partnership and Buckeye Factory Shops Limited Partnership, collectively, as sellers and (ii) PWG Capital, LLC, as purchaser (incorporated by reference to the Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 8, 2002).

         Exhibit 10.4 First Amendment to Real Estate Sale Agreement dated March 27, 2002 (incorporated by reference to the Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 8, 2002).

         Exhibit 10.5 Second Amendment to Real Estate Sale Agreement dated April 5, 2002 (incorporated by reference to the
                           Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 8, 2002).

         Exhibit 10.6 Amendment to Employment Agreement, dated June 6, 2002, by and between Prime Retail, Inc. and R. Kelvin Antill.

         Exhibit 10.7 Second Amendment to Employment Agreement, dated June 6, 2002, by and between Prime Retail, Inc. and Robert
                           A. Brvenik.

         Exhibit 10.8 Amendment to Employment Agreement, dated June 6, 2002, by and between Prime Retail, Inc. and David G. Phillips.

         Exhibit 10.9 Amendment to Employment Agreement, dated June 6, 2002, by and between Prime Retail, Inc. and Glenn D. Reschke.

         Exhibit 99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K:

         On August 8, 2002, we filed a Current Report on Form 8-K relating to our sale of six outlet centers (collectively, the "Bridge Loan Properties") on July 26, 2002. The filing included unaudited pro forma financial information pursuant to Article 11 of Regulation S-X and certain exhibits, including (i) the real estate sale agreement related to the Bridge L oan Properties and the first and second amendments to the real estate sale agreement and (ii) the Press Release issued July 31, 2002 regarding completion of the sale of the Bridge Loan Properties.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PRIME RETAIL, INC.
                                           Registrant



Date: August 14, 2002                      /s/ Robert A. Brvenik
      ---------------                      -------------------------------------
                                           Robert A. Brvenik
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer