Form 10-Q
period 2002-09-30
PRIME RETAIL INC/BD/
filed 2002-11-15
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2002

                                                              Or

[ ]      Transition  Report  Pursuant  to  Section 13 or 15(d) of the Securities
         Exchange Act of 1934,  for  the Transition Period From -----------   to
         ------------

                        Commission file number                 001-13301
                                                          ----------------------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                   38-2559212
---------------------------------          -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


        100 East Pratt Street
        Nineteenth Floor
        Baltimore, Maryland                                   21202
----------------------------------------           -----------------------------
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

As of November 14, 2002, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE
                                                                            ----


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of September 30, 2002 and
       December 31, 2001................................................       1

     Consolidated Statements of Operations for the three and nine
       months ended September 30, 2002 and 2001.........................       2

     Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2002 and 2001.........................       3

     Notes to the Consolidated Financial Statements.....................       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................      20

Item 3.  Quantitative and Qualitative Disclosures of Market Risk........      44

Item 4.  Controls and Procedures........................................      45

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      46

Item 2.  Changes in Securities..........................................      47

Item 3.  Defaults Upon Senior Securities................................      48

Item 4.  Submission of Matters to a Vote of Security Holders............      48

Item 5.  Other Information..............................................      48

Item 6.  Exhibits and Reports on Form 8-K...............................      48

Signatures..............................................................      49

Certifications of Chief Executive Officer and Chief Financial Officer...      50

                               PRIME RETAIL, INC.

                      Unaudited Consolidated Balance Sheets

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,                 December 31,
                                                                                            2002                           2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:

     Land                                                                                      $ 115,087             $ 148,463
     Buildings and improvements                                                                  829,614             1,208,568
     Property under development                                                                    3,450                 3,352
     Furniture and equipment                                                                      14,006                15,225
                                                                                               ---------           -----------
                                                                                                 962,157             1,375,608
     Accumulated depreciation                                                                   (233,787)             (258,124)
                                                                                               ---------           -----------
                                                                                                 728,370             1,117,484
Cash and cash equivalents                                                                          6,039                 7,537
Restricted cash                                                                                   36,764                37,885
Accounts receivable, net                                                                           2,916                 5,017
Deferred charges, net                                                                              5,571                11,789
Assets held for sale                                                                              33,022                54,628
Investment in partnerships                                                                        33,151                24,539
Other assets                                                                                       5,276                 3,629
                                                                                               ---------           -----------
          Total assets                                                                         $ 851,109           $ 1,262,508
                                                                                               =========           ===========

Liabilities and Shareholders' Equity
Bonds payable                                                                                  $  23,008           $    31,975
Notes payable                                                                                    621,748               867,414
Mortgage debt on assets held for sale                                                             21,306                58,078
Accrued interest                                                                                   4,449                 7,643
Real estate taxes payable                                                                          8,777                 8,091
Accounts payable and other liabilities                                                            25,905                31,380
                                                                                               ---------           -----------
     Total liabilities                                                                           705,193             1,004,581

Minority interests                                                                                 1,487                 1,487

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock,
          $0.01 par value (liquidation preference of $74,858),
          2,300,000 shares issued and outstanding                                                     23                    23
     8.5% Series B Cumulative Participating Convertible
          Preferred Stock, $0.01 par value (liquidation preference
          of $243,528), 7,828,125 shares issued and outstanding                                       78                    78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                     436                   436
  Additional paid-in capital                                                                     709,373               709,373
  Distributions in excess of earnings                                                           (565,481)             (453,470)
                                                                                               ---------           -----------
      Total shareholders' equity                                                                 144,429               256,440
                                                                                               ---------           -----------
          Total liabilities and shareholders' equity                                           $ 851,109           $ 1,262,508
                                                                                               =========           ===========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                                        -------------------------------------    -----------------------------------
                                                                     2002               2001               2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                        $  22,645          $  25,246         $   69,480        $   78,297
Percentage rents                                                      1,036              1,014              2,624             2,137
Tenant reimbursements                                                11,486             11,085             34,443            36,854
Interest and other                                                    3,684              2,120              8,005             6,535
                                                                  ---------          ---------         ----------        ----------
  Total revenues                                                     38,851             39,465            114,552           123,823

Expenses
Property operating                                                   10,579              8,744             30,476            28,706
Real estate taxes                                                     3,607              3,429             10,979            10,912
Depreciation and amortization                                         9,129              9,601             27,067            28,836
Corporate general and administrative                                  3,366              4,192              9,662            10,845
Interest                                                             14,155             16,377             43,871            50,699
Other charges                                                         1,477              6,230              7,803            12,775
Provision for asset impairment                                       81,619             63,026             81,619            63,026
                                                                  ---------          ---------         ----------        ----------
  Total expenses                                                    123,932            111,599            211,477           205,799
                                                                  ---------          ---------         ----------        ----------
Loss before gain (loss) on sale of real
  estate and minority interests                                     (85,081)           (72,134)           (96,925)          (81,976)
Gain (loss) on sale of real estate, net                                   -                  -               (703)              552
                                                                  ---------          ---------         ----------        ----------
Loss from continuing operations
  before minority interests                                         (85,081)           (72,134)           (97,628)          (81,424)
Loss allocated to minority interests                                      -                  -                  -               401
                                                                  ---------          ---------         ----------        ----------
Loss from continuing operations                                     (85,081)           (72,134)           (97,628)          (81,023)
Discontinued operations, including net gains of $17,120
  and $16,123 on dispositions in 2002 periods, respectively           1,575             (1,118)           (14,383)           (4,702)
                                                                  ---------          ---------         ----------        ----------
Net loss                                                            (83,506)           (73,252)          (112,011)          (85,725)
Income allocated to preferred shareholders                           (5,668)            (5,668)           (17,004)          (17,004)
                                                                  ---------          ---------         ----------        ----------
Net loss applicable to common shares                              $ (89,174)         $ (78,920)        $ (129,015)       $ (102,729)
                                                                  =========          =========         ==========        ==========

Basic and diluted earnings per common share:
Loss from continuing operations                                   $   (2.09)         $   (1.78)        $    (2.63)       $    (2.25)
Discontinued operations                                                0.04              (0.03)             (0.33)            (0.11)
                                                                  ---------          ---------         ----------        ----------
  Net loss                                                        $   (2.05)         $   (1.81)        $    (2.96)       $    (2.36)
                                                                  =========          =========         ==========        ==========

Weighted-average common shares
  outstanding - basic and diluted                                    43,578             43,578             43,578            43,578
                                                                  =========          =========         ==========        ==========
====================================================================================================================================

See accompanying notes to financial statements.

                               PRIME RETAIL, INC.
                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                             2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Loss from continuing operations                                                         $ (97,628)          $ (81,023)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Loss allocated to minority interests                                                       -                (401)
     (Gain) loss on sale of real estate, net                                                  703                (552)
     Depreciation and amortization                                                         27,067              28,836
     Amortization of deferred financing costs                                               4,188               5,020
     Amortization of debt premiums                                                         (1,506)             (1,438)
     Provision for uncollectible accounts receivable                                        2,235               6,650
     Provision for asset impairment                                                        81,619              63,026
     Discontinued operations                                                                4,135               9,931
Changes in operating assets and liabilities:
     Increase in accounts receivable                                                         (585)             (4,992)
     (Increase) decrease in restricted cash                                                (3,851)             11,260
     (Increase) decrease in other assets                                                   (2,048)                 14
     Decrease in accounts payable and other liabilities                                      (764)            (19,315)
     Increase in real estate taxes payable                                                  2,628                 762
     Increase in accrued interest                                                             233               2,545
                                                                                        ---------           ---------
       Net cash provided by operating activities                                           16,426              20,323
                                                                                        ---------           ---------

Investing Activities
Additions to investment in rental property                                                 (4,127)            (17,723)
Proceeds from repayment of notes receivable, net                                                -               8,286
Proceeds from sales of operating properties and land                                       22,320               9,503
                                                                                        ---------           ---------
       Net cash provided by investing activities                                           18,193                  66
                                                                                        ---------           ---------

Financing Activities
Proceeds from notes payable                                                                     -              16,899
Principal repayments on notes payable                                                     (36,117)            (41,187)
Contributions from minority interests                                                           -                 400
Deferred costs                                                                                  -                (585)
                                                                                        ---------           ---------
       Net cash used in financing activities                                              (36,117)            (24,473)
                                                                                        ---------           ---------

Decrease in cash and cash equivalents                                                      (1,498)             (4,084)
Cash and cash equivalents at beginning of period                                            7,537               8,906
                                                                                        ---------           ---------
Cash and cash equivalents at end of period                                              $   6,039           $   4,822
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

                               PRIME RETAIL, INC.
           Unaudited Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)


Supplemental Disclosure of Non-cash Investing and Financing Activities

The following assets and liabilities were disposed in connection with the disposition of properties during the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                             2002                 2001
------------------------------------------------------------------------------------------------------------------------------------
  Book value of net assets disposed                                                     $ 271,891             $ 32,815
  Notes payable paid                                                                     (147,845)             (24,044)
  Notes payable assumed by joint venture                                                  (46,862)                   -
  Notes payable transferred to lender                                                     (58,410)                   -
  Discontinued operations - net gain on disposals                                         (16,123)                   -
  Discontinued operations - provision for impairment                                       12,200                    -
  Investment in unconsolidated partnerships                                                 6,766                    -
  Loss on sale of real estate                                                                 703                  732
                                                                                        ---------             --------
      Cash received, net                                                                $  22,320             $  9,503
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

                               Prime Retail, Inc.
              Notes to Unaudited Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 -- Interim Financial Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring accruals, considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and footnotes included in Prime Retail, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2001.

Unless the context otherwise requires, all references to "we," "us," "our" or the Company herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including Prime Retail, L.P. (the "Operating Partnership").

The consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which we have operational control. Profits and losses are allocated in accordance with the terms of the agreement of limited partnership of the Operating Partnership. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the (i) reported amounts of assets and liabilities, (ii) disclosure of contingent liabilities at the date of the financial statements and
(iii) reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 2 - New Accounting Pronouncements

In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("FAS") No. 144, "Accounting for Impairment or Disposal of Long-lived Assets." FAS No. 144 supercedes FAS No. 121, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, FAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and established more restrictive criteria to classify an asset as "held for sale." FAS No. 144 is effective for fiscal years beginning after December 15, 2001.

Effective January 1, 2002 we adopted FAS No. 144. In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for those properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. See Note 3 - "Property Dispositions" for additional information. Below is a summary of the results of operations of these properties through their dates of disposition:

------------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended September 30,         Nine Months Ended September 30,
                                                            -------------------------------         --------------------------------
                                                                2002                2001               2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                     $ 2,438             $ 9,956           $ 15,530            $ 29,142
Percentage rents                                                    62                 269                853                 599
Tenant reimbursements                                            1,666               4,181              7,907              14,141
Interest and other                                                 172                 889              1,476               2,276
                                                               -------             -------           --------            --------
  Total revenues                                                 4,338              15,295             25,766              46,158

Expenses
Property operating                                               1,441               3,273              6,809              11,090
Real estate taxes                                                  293               1,364              2,188               4,247
Depreciation and amortization                                      661               4,165              5,893              12,328
Interest                                                         1,901               6,464             12,720              19,919
Provision for impairment                                        15,557                   -             27,757                   -
Other charges                                                       30               1,147                905               3,276
                                                               -------             -------           --------            --------
  Total expenses                                                19,883              16,413             56,272              50,860
                                                               -------             -------           --------            --------
Loss before loss on sale of real estate, net                   (15,545)             (1,118)           (30,506)             (4,702)
Gain on sale of real estate, net                                17,120                   -             16,123                   -
                                                               -------             -------           --------            --------
Discontinued operations                                        $ 1,575             $(1,118)          $(14,383)           $ (4,702)
                                                               =======             =======           ========            ========
====================================================================================================================================

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

The net cash proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after (i) a pay-down of $11,052 of mortgage indebtedness on the Hagerstown Center and (ii) closing costs. The net proceeds from this sale were used to prepay $11,647 of principal outstanding under a mezzanine loan (the "Mezzanine Loan") obtained in December 2000 from FRIT PRT Lending LLC and Greenwich Capital Financial Products, Inc. (collectively, the "Mezzanine Lender") in the original amount of $90,000. See Note 4 - "Bonds and Notes Payable" for additional information.

The operating results of the Hagerstown Center through the date of disposition are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. In connection with the sale of the Hagerstown Center, we recorded a gain on the sale of real estate of $16,795, also included in discontinued operations, during the first quarter of 2002. At December 31, 2001, the carrying value of the Hagerstown Center of $54,628 was classified as assets held for sale in the accompanying Consolidated Balance Sheet. Effective on the date of disposition, we have accounted for our 30% ownership interest in the Hagerstown Center in accordance with the equity method of accounting.

We are obligated to refinance the Assumed Mortgage Indebtedness on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Assumed Mortgage Indebtedness and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. However, if the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Assumed Mortgage Indebtedness is currently 30-day LIBOR plus 1.50%, or 3.32% as of September 30, 2002.

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

Pursuant to certain venture-related documents, we have guaranteed FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") by December 31, 2003. Our guarantee is secured by junior security interests in collateral similar to that pledged to the Mezzanine Lender. FP is entitled to receive a 15% preferred return on its invested capital of $23,998 (approximately $3,600 on an annual basis) in the PFP Venture. Then PWG is entitled to receive a 15% preferred return on its invested capital of $10,200. From FP's preferred return, FRIT first receives its 13% return on its invested capital with the remainder applied towards the payment of the Mandatory Redemption Obligation. Upon satisfaction of the Mandatory Redemption Obligation, we will be entitled to FP's preferred return until such time as we have been repaid in full our invested capital, together with a 13% return on our invested capital. Thereafter, FRIT and we will share any cash flow due to FP on an approximate equal basis. As of September 30, 2002, the Mandatory Redemption Obligation was $17,005.

FRIT, indirectly through affiliates, was the owner of the Bridge Loan that was repaid in full in connection with the sale of the Bridge Loan Properties and is a 50% participant in the Mezzanine Loan, which had an outstanding principal balance of $33,195 as of September 30, 2002.

The operating results of the Bridge Loan Properties through the date of disposition are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. During the second quarter of 2002, we recorded a loss on the sale of real estate of $10,289, also included in discontinued operations, related to the write-down of the carrying value of the Bridge Loan Properties to their net realizable value based on the terms of the sale agreement.

Assets Held for Sale

On October 30, 2002, we completed the sale of Melrose Place, a community center located in Knoxville, Tennessee, consisting of 27,000 square feet of GLA. Melrose Place was sold to Melrose Place Tennessee General Partnership for cash consideration of $2,500. The net cash proceeds from the sale were $555, after
(i) repayment of $1,935 of existing recourse mortgage indebtedness on Melrose Place, (ii) payment of closing costs and fees and (iii) release of certain escrowed funds. We used these net proceeds to make a mandatory principal payment of $533 on the Mezzanine Loan.

The operating results of Melrose Place are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. As of September 30, 2002, the carrying value of Melrose Place of $1,527 was classified as assets held for sale and its related indebtedness of $1,935 was classified as mortgage debt on assets held for sale in the accompanying Consolidated Balance Sheet.

We have entered into an agreement to sell (i) Prime Outlets of Puerto Rico, an outlet center located in Barceloneta, Puerto Rico, consisting of 176,000 square feet of GLA and (ii) certain adjacent parcels of land being developed for non-outlet retail use (collectively, the "Puerto Rico Property"). Although we expect to close on the sale of the Puerto Rico Property during the fourth quarter of 2002, there can be no assurance that the transaction will be consummated.

As a result, the operating results of the Puerto Rico Property are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. During the third quarter of 2002, we recorded an impairment loss of $15,557, also included in discontinued operations, related to the write-down of the carrying value of the Puerto Rico Property to its estimated net realizable value based on the terms of the sale agreement. As of September 30, 2002, the carrying value of the Puerto Rico Property of $31,495 was classified as assets held for sale and its related indebtedness of $19,371 was classified as mortgage debt on assets held for sale in the accompanying Consolidated Balance Sheet.

2002 Foreclosure Sales

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

Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. As a result of the transfer of our ownership interest in the Jeffersonville II Center, we recorded a non-recurring gain of $17,120 during the third quarter of 2002, representing the difference between our carrying value of the Jeffersonville II Center and its related net assets and the outstanding loan balance, including accrued interest, as of the date of transfer. The transfer of our ownership interest in the Jeffersonville II Center did not have a material impact on our results of operations or financial condition because during 2001 and through the transfer date in 2002, all excess cash flow from the operations of the Jeffersonville II Center was utilized for debt service on its non-recourse mortgage loan.

The operating results, including related gains or losses on disposition, of the Conroe Center and the Jeffersonville II Center are classified as discontinued operations in the accompanying Consolidated Statements of Operations through their respective disposition dates for all periods presented in accordance with the requirements of FAS No. 144. No gain or loss was recorded in connection with the foreclosure of the Conroe Center. See Note 4 - "Bonds and Notes Payable" for additional information.

During August of 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by Prime Outlets at Vero Beach (the "Vero Beach Center"), located in Vero Beach, Florida, and Prime Outlets at Woodbury (the "Woodbury Center"), located in Woodbury, Minnesota (collectively, the "John Hancock Properties"). These non-recourse mortgage loans were held by John Hancock Life Insurance Company ("John Hancock").

During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust the carrying values of the Vero Beach Center to its estimated fair value in accordance with the provisions of FAS No. 144. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center and its related assets and liabilities, including $24,497 of principal outstanding under the non-recourse mortgage loan, were transferred to John Hancock. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. Foreclosure on the Vero Beach Center and the expected transfer of our ownership interest in the Woodbury Center are not expected to have a material impact on our results of operations or financial condition because during 2002, all excess cash flow from the operations of the John Hancock Properties has been utilized for debt service on their non-recourse mortgage loans. The carrying value of the Woodbury Center approximates $12,346 as of September 30, 2002. Such value is exceeded by the balance of the associated non-recourse mortgage indebtedness of $16,331 as of September 30, 2002. If we were to transfer our ownership interest in the Woodbury Center to John Hancock, we would record a non-recurring gain for the difference between the carrying value of the Woodbury Center and its related net assets and the outstanding loan balance.

The operating results of the Vero Beach Center are classified as discontinued operations in the accompanying Consolidated Statements of Operations through the disposition date for all periods presented in accordance with the requirements of FAS No. 144. No gain or loss was recorded in connection with the foreclosure of the Vero Beach Center. See Note 4 - "Bonds and Notes Payable" for additional information.

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

2001 Foreclosure Sale

On May 8, 2001, Prime Outlets at New River (the "New River Center"), an outlet center located in New River, Arizona, was sold through foreclosure. Affiliates of Fru-Con Development Corporation and us each own 50% of the partnership, which owned the New River Center. We accounted for our ownership interest in the New River Center in accordance with the equity method of accounting through the date of foreclosure sale. In connection with the foreclosure sale of the New River Center, we recorded a loss on the sale of real estate of $180 during the second quarter of 2001.

Note 4 - Bonds and Notes Payable

Going Concern

We are required to make, in addition to scheduled monthly amortization, mandatory principal payments on our Mezzanine Loan in an aggregate amount of at least $12,000 with net proceeds from asset dispositions or other capital transactions by December 31, 2002 (see "Mezzanine Loan Modifications" for additional information).

We have entered into an agreement for the sale of the Puerto Rico Property, which we currently expect to close during the fourth quarter of 2002, and therefore, have classified its net carrying value to assets held for sale in the accompanying Consolidated Balance Sheet as of September 30, 2002 and have included its results from operations in discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented pursuant to the requirements of FAS No. 144 (see Note 3 - "Property Dispositions" for additional information). The sale of the Puerto Rico Property is expected to generate estimated net proceeds of approximately $12,000, after repayment of existing mortgage indebtedness and closing costs, sufficient to satisfy the required December 2002 mandatory principal repayment amount under the Mezzanine Loan. However, the sale of the Puerto Rico Property remains subject to customary closing conditions and, accordingly, there can be no assurance as to the timing, terms or completion of the proposed sale.

In addition to the proposed sale of the Puerto Rico Property discussed above, we continue to seek to generate additional liquidity through other asset sales, financings and other capital raising activities, however, there can be no assurance that we will be able to complete such transactions within the specified period or that such transactions, if they should occur, will generate sufficient proceeds to make required payments under the Mezzanine Loan. Any failure to satisfy the required mandatory principal payments within the specified time period or the scheduled monthly principal payments under the terms of the Mezzanine Loan will constitute a default.

Based on our results for the three months ended June 30, 2002 and September 30, 2002, we are not in compliance with respect to the debt service coverage ratio under our fixed rate tax-exempt revenue bonds (the "Affected Fixed Rate Bonds") in the amount of $18,390. As a result of our noncompliance, the holders of the Affected Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest. If the holders of the Affected Fixed Rate Bonds make such an election and we are unable to repay such obligations, certain cross-default provisions with respect to other debt facilities, including the Mezzanine Loan may be triggered.

We continue to work with holders of the Affected Fixed Rate Bonds regarding potential resolution, including forbearance, waiver or amendment with respect to the applicable provisions. If we are unable to reach satisfactory resolution, we will look to (i) obtain alternative financing from other financial institutions,
(ii) sell the projects subject to the affected debt or (iii) explore other possible capital transactions to generate cash to repay the amounts outstanding under such debt. There can be no assurance that we will obtain satisfactory resolution with the holders of the Affected Fixed Rate Bonds or that we will be able to complete asset sales or other capital raising activities sufficient to repay the amount outstanding under the Affected Fixed Rate Bonds.

As of September 30, 2002, we were in compliance with all financial debt covenants under our recourse loan agreements other than the Affected Fixed Rate Bonds. Nevertheless, there can be no assurance that we will remain in compliance with our financial debt covenants in future periods because our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of current and future economic conditions, and the resulting impact on our revenue; the effects of increases in market interest rates from current levels; the risks associated with existing vacancy rates or potential increases in vacancy rates because of, among other factors, tenant bankruptcies and store closures, and the resulting impact on our revenue; risks associated with litigation, including pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges; and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods. See "Defaults on Certain Non-recourse Mortgage Indebtedness" and "Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships" for additional information.

These above listed conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Mezzanine Loan Modifications

Effective January 31, 2002, we entered into a modification to the original terms of the Mezzanine Loan obtained in December 2000. The Mezzanine Loan amendment (the "First Amendment"), among other things, (i) reduced required monthly principal amortization for the period February 1, 2002 through January 1, 2003 ("Year 2") from $1,667 to $800, which could be further reduced to a minimum of $500 per month under certain limited circumstances, provided no defaults existed under the Mezzanine Loan and certain other conditions had been satisfied at the Mezzanine Lender's sole discretion, (ii) required certain mandatory principal payments from net proceeds from asset sales or other capital transactions pursuant to the schedule set forth in the second paragraph below and (iii) reduced the threshold level at which excess cash flow from operations must be applied to principal pay-downs, primarily resulting from a reduction in the available working capital reserves. Additionally, the First Amendment (i) increased the interest rate from LIBOR plus 9.50% to the greater of LIBOR plus 9.75% (rounded up to nearest 0.125%) or 14.75%), (ii) changed the Mezzanine Loan maturity date from December 31, 2003 to September 30, 2003 and (iii) required a 0.25% fee, which was paid at the time of the modification, on the outstanding principal balance.

The First Amendment also required additional Year 2 monthly payments of $250 (the "Escrowed Funds") into an escrow account controlled by the Lender. Provided certain conditions are satisfied, at the Mezzanine Lender's sole discretion, the Escrowed Funds could be released to us for limited purposes. The Escrowed Funds not used at the end of each quarter, subject to certain exceptions, may be applied by the Mezzanine Lender to amortize the Mezzanine Loan. The required monthly principal amortization of $2,333, at the time commencing on February 1, 2003 through the new maturity date of September 30, 2003 ("Year 3"), was unchanged.

The First Amendment also required mandatory principal payments with net proceeds from asset sales, excluding our January 11, 2002 sale of a 70% joint venture partnership interest in the Hagerstown Center (see Note 3 - "Property Dispositions" for additional information), or other capital transactions of not less than (i) $8,906 by May 1, 2002, (ii) $24,406, inclusive of the $8,906, by July 1, 2002 (subject to extension to October 31, 2002 provided certain conditions were met to the Lender's satisfaction) and (iii) $25,367, inclusive of the $24,406, by November 1, 2002. In addition to each mandatory principal payment, we were also required to pay any interest, including deferred interest, accrued thereon and the additional fees provided for in the Mezzanine Loan.

On July 1, 2002, the Mezzanine Lender further amended the Mezzanine Loan (the "Second Amendment") to extend the July 1, 2002 mandatory principal payment due date to the earlier of (i) August 15, 2002 (the "Extended Date") or (ii) the occurrence of an event of default under the Mezzanine Loan. Additionally, upon satisfaction of certain conditions, the Extended Date was automatically extended again to the earlier of (i) October 31, 2002, (ii) the occurrence of an event of default under the Mezzanine Loan, or (iii) the closing or termination of certain asset sales.

Effective November 1, 2002, we entered into an additional modification (the "Third Amendment") to the terms of the Mezzanine Loan. The Third Amendment (i) terminated our obligation to make mandatory principal payments with net proceeds from asset dispositions or other capital transactions on or prior to October 31, 2002 and November 1, 2002, respectively, (ii) requires mandatory principal payments in an aggregate amount of not less than $12,000 from net proceeds from asset dispositions or other capital transactions on or before December 31, 2002 and (iii) increases the required monthly principal amortization payment due on January 1, 2003 from $800 to $2,333. Additionally, the Third Amendment (i) increases the interest rate from the greater of LIBOR plus 9.50% (rounded up to nearest 0.125%) or 14.75% to a fixed-rate of 19.75% and (ii) requires a 2% amendment fee on the outstanding principal balance of the Mezzanine Loan as of November 1, 2002. Half of the amendment fee was paid at the time of the modification and half will be payable on December 31, 2002 provided the Mezzanine Loan has not been repaid in full. If the Mezzanine Loan is repaid in full by December 31, 2002, the payment of the second half of the amendment fee will be waived. Any failure to satisfy the mandatory principal payments requirement or other payments pursuant to the terms of the Mezzanine Loan will constitute a default.

Debt Service Obligations

Our aggregate indebtedness as adjusted for the terms of the Third Amendment to the Mezzanine Loan and excluding (i) unamortized debt premiums of $8,468, (ii) mortgage indebtedness of $1,935 on Melrose Place and (iii) non-recourse mortgage indebtedness of $16,331 on the Woodbury Center was $639,328 (the "Adjusted Indebtedness") as of September 30, 2002. The mortgage indebtedness on Melrose Place was repaid in full in connection with the sale of such property on October 30, 2002. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. See Note 3 - "Property Dispositions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information.

At September 30, 2002 the Adjusted Indebtedness had a weighted-average maturity of 2.7 years and bore contractual interest at a weighted-average rate of 8.50% per annum. At September 30, 2002, $619,957, or 97.0%, of the Adjusted Indebtedness bore interest at fixed rates and $19,371 or 3.0%, of the Adjusted
Indebtedness bore interest at variable rates. In certain cases, we utilize derivative financial instruments to manage our interest rate risk associated with variable rate debt.

As of September 30, 2002, our scheduled principal payments for the remainder of 2002 and 2003 for the Adjusted Indebtedness aggregated $17,002 and $380,544, respectively. The remaining scheduled principal payments for 2002 include (i) principal amortization aggregating $5,002 (including an aggregate of $2,400 of scheduled monthly principal payments on the Mezzanine Loan, which may be further reduced subject to the terms of its modification specified above) and (ii) mandatory principal payments on the Mezzanine Loan in an aggregate amount of not less than $12,000 (see "Mezzanine Loan Modifications" for additional information). The outstanding principal balance of the Mezzanine Loan as of September 30, 2002 was $33,195. The scheduled principal payments for 2003 include (i) obligations of $338,558 due in respect of a mortgage loan that is secured by 15 of our properties and matures in November 2003, (ii) $18,795 of principal payments under the Mezzanine Loan and (iii) an obligation of $19,156 due in respect to a mortgage loan secured by the Puerto Rico Property. We have entered into an agreement to sell the Puerto Rico Property. See "Assets Held for Sale" in Note 3 - "Property Dispositions" for additional information.

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

Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,311 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures in December 2002, bears interest at LIBOR plus 2.50%, and requires monthly debt service payments of approximately $23.

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

On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT (i) a 13% return on its $17,236 of invested capital and (ii) the full return of its invested capital by December 31, 2003. See Note 3 - "Property Dispositions" for additional information. As of September 30, 2002, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $17,005.

Defaults on Certain Non-recourse Mortgage Indebtedness

During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by the Jeffersonville II Center and the Conroe Center. At the time of suspension, these non-recourse mortgage loans were held by New York Life. Effective January 1, 2002, New York Life foreclosed on the Conroe Center. Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. See "2002 Foreclosure Sales" of Note 3 - "Property Dispositions" for additional information.

During August of 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by the Vero Beach Center and the Woodbury Center. These non-recourse mortgage loans were held by John Hancock. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. See "2002 Foreclosure Sales" of Note 3 - "Property Dispositions" for additional information.

Defaults  on  Certain  Non-recourse   Mortgage  Indebtedness  of  Unconsolidated
Partnerships

Two mortgage loans related to projects in which we, through subsidiaries, indirectly own joint venture interests have matured and are in default. The mortgage loans, at the time of default, were (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on Oxnard Factory Outlet, an outlet center located in Oxnard, California, held by Fru-Con. Through an affiliate we hold a 50% ownership interest in the partnership that owns Phase I of the Bellport Outlet Center. Fru-Con and we are each a 50% partner in the partnership that owns the Oxnard Factory Outlet.

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

We are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our ownership interests in Phase I of the Bellport Outlet Center and the Oxnard Factory Outlet in accordance with the equity method of accounting. As of September 30, 2002, the carrying value of our investment in these properties was $0.

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

Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. As of September 30, 2002, we were eleven quarters in arrears with respect to preferred stock distributions.

Under the terms of the Mezzanine Loan, we are prohibited from paying dividends or distributions except to the extent necessary to maintain our status as a REIT. In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of September 30, 2002, unpaid dividends for the period beginning on November 16, 1999 through September 30, 2002 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $17,358 and $47,825, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2002 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Note 6 - Special Charges

Provision for Asset Impairment

During the third quarter of 2002, certain events and circumstances occurred, including changes to our anticipated holding periods, reduced occupancy and limited leasing success, that indicated that certain of our properties were impaired on an other than temporary basis. Accordingly, we recorded a provision for asset impairment aggregating $81,619, representing the write-down of the carrying value of these properties to their estimated fair values in accordance with the requirements of FAS 144. As a result, the balance of associated non-recourse mortgage debt exceeds the carrying value of certain properties by an aggregate of $25,364 as of September 30, 2002.

Non-Recurring Other Charges

During the second quarter of 2002, we recorded a non-recurring charge in the amount of $3,000 to establish a reserve for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges. We had previously recorded a non-recurring charge in the amount of $2,000 to establish a reserve for similar matters during the fourth quarter of 2001. To date, we have entered into settlement agreements providing for payments aggregating $2,560, of which $2,000 had been paid as of September 30, 2002. The remaining reserve of $3,000 is included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet as of September 30, 2002. See Note 7 - "Legal Proceedings" for additional information.

These reserves were estimated in accordance with our established policies and procedures with respect to loss contingencies (see "Critical Accounting Policies and Estimates" of Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.) Based on presently available information, we believe it is probable the remaining reserve will be utilized over the next several years in connection with the resolution of further claims relating to the pass-through and promotional fund provisions contained in our leases. We caution, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate.

Note 7 - Legal Proceedings

Except as described below or previously disclosed by the Company in its Quarterly Report on Form 10-Q for the period ended June 30, 2002, neither we nor any of our properties are currently subject to any material litigation nor, to our knowledge, is any material or other litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have a material adverse effect on our consolidated financial statements.

On October 3, 2002, the Company entered into a settlement agreement with Brown Group Retail, Inc., which operates under the trade names Famous Footwear, Factory Brand Shoes and Naturalizer. The Company does not believe the settlement will have a material impact on the Company's financial condition or results of operations. See "Settlement of Tenant Matters" contained in "Liquidity and Capital Resources" of Item 2 - "Management's Discussion of Financial Condition and Results of Operations" and Note 6 - "Special Charges" for additional information.

The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit"). Argument before a Fourth Circuit panel of judges was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. On July 29, 2002, the Fourth Circuit denied the appeal of AFS. AFS requested further review by the same panel of judges as well as all judges of the Fourth Circuit. This request was denied on October 21, 2002. The Company believes that it has acted properly and will continue to defend this lawsuit vigorously if AFS petitions the United States Supreme Court for a writ of certiorari. The outcome of this lawsuit if additional appeal efforts of AFS are successful, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

Since October 13, 2000 there have been eight complaints filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are Glenn D. Reschke, the Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a former director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of other stockholders of the Company. The complaints alleged that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints sought unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated amended complaint captioned The Marsh Group, et al. v. Prime Retail, Inc., et al. dated May 21, 2001 was filed. The Company and the individual defendants filed a motion to dismiss the complaint, which was granted on November 8, 2001. The plaintiffs appealed the matter to the Fourth Circuit. Briefs were filed and oral arguments were held on June 4, 2002. On September 3, 2002 the Fourth Circuit affirmed the dismissal. Plaintiffs have agreed not to seek further review of the dismissal.

Several entities (the "eOutlets Plaintiffs") have filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against the Company and its affiliates. The eOutlets Plaintiffs seek to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theories that the Company guaranteed the obligations of eOutlets and that the Company was the "alter-ego" of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the eOutlets Lawsuits. The Company believes that it is not liable to the eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. The Company will continue to defend all eOutlets Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. On November 5, 2002 the Chapter 7 Bankruptcy trustee of E-Outlets Resolution Corp. filed suit against the Company, an affiliate, and eOutlets' directors. The claims include alter ego, piercing the corporate veil, improper preference payments, and other claims against the entities, and breach of fiduciary duty and similar claims against the individual defendants. The Company, on its own behalf and on behalf of its affiliates and the individual defendants, intend to defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. In the case captioned J. Walter Thompson v. Prime Retail, Inc. et al., in the Circuit Court for Wayne County (Michigan) the plaintiff alleged that the Company and Operating Partnership were the alter ego of primeoutlets.com inc., that the corporate veil should be pierced, that it had a direct contract with the Company and Operating Partnership, and that the Company and Operating Partnership committed "silent fraud". The court dismissed the alter ego and piercing the corporate veil claims. Trial for the remaining claims is scheduled for February of 2003. The outcome of the eOutlets Lawsuits, and the ultimate liability of the Company in connection with the eOutlets Lawsuits and related claims, if any, cannot be predicted at this time.

In May, 2001, the Company, through affiliates, filed suit against Fru-Con Construction, Inc. ("FCC"), the lender on Prime Outlets at New River ("New River") as a result of FCC's foreclosure of New River due to the maturation of the loan. The Company and its affiliates allege that they have been damaged because of FCC's failure to dispose of the collateral in a commercially reasonable manner and that FCC's use of the mark "Prime Outlets" violated United States trademark law. The Company, through affiliates, has also filed suit against The Fru-Con Projects, Inc. ("Fru-Con"), a partner in Arizona Factory Shops Partnership and an affiliate of FCC. The Company and its affiliates allege that Fru-Con failed to use reasonable efforts to assist in obtaining refinancing. In addition, as part of the same action, Fru-Con filed suit against the Company and affiliates. On October 25, 2002, following a motion for summary judgment, the court dismissed several claims made by Fru-Con, limiting Fru-Con's counter suit to the following claims: the Company and affiliates are improperly withholding partnership funds; prospective tenants at New River were improperly diverted to an outlet project in Sedona, Arizona (the "Sedona Project"); and the Company and affiliates breached its contract with Fru-Con by not allowing it to participate in the Sedona Project. The Company and its affiliates will vigorously defend the claims filed against them and prosecute the claims they filed. However, the ultimate outcome of the suit, including the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

          (Amounts in thousands, except share, unit and square foot information)


Introduction

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The operations of Prime Retail, Inc. (the "Company") are conducted through Prime Retail, L.P. (the "Operating Partnership"). The Company controls the Operating Partnership as its sole general partner and is dependent upon the distributions or other payments from the Operating Partnership to meet its financial obligations. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

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

o the risks associated with our current non-compliance with respect to the debt service coverage ratio on fixed rate tax-exempt bonds in the amount of $18,390 and the resulting ability of the affected bondholders to elect to put such obligations to us, as well as the risk that cross-default provisions under other indebtedness may be triggered, including our mezzanine loan (the "Mezzanine Loan") in the amount of $33,195 as of September 30, 2002;

o the risk that we or one or more of our subsidiaries are not able to satisfy scheduled debt service obligations or will not remain in compliance with respect to loan covenants under other indebtedness; including obligations to make mandatory principal payments or monthly debt service payments as required under the terms of the Mezzanine Loan;

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

o the risk associated with competition from other outlet centers and value discount centers, including existing or those that could be built in the future; and

o The risks associated with changes in the distribution channels of outlet center merchandise.

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

Contingencies

We are subject to proceedings, lawsuits, and other claims related to various matters (see Note 7 - "Legal Proceedings" for additional information).
Additionally, we have guaranteed certain indebtedness of others (see Note 4 - "Bonds and Notes Payable" for additional information). With respect to these contingencies, we assess the likelihood of any adverse judgments or outcomes to these matters and, if appropriate, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. Future reserves may be required due to (i) new developments or changes to the approach in which we deal with each matter or (ii) if unasserted claims arise.

Outlet Center Portfolio

Portfolio GLA and Occupancy

As a fully integrated real estate company, we provide finance, leasing, accounting, marketing and management services for all of our Properties, including those in which we have an ownership interest through joint venture partnerships. At September 30, 2002, our portfolio of properties consisted of
(i) 40 outlet centers aggregating 11,253,000 square feet of gross leasable area ("GLA") (including 2,789,000 square feet of GLA at nine outlet centers owned through joint venture partnerships). This compares to 45 properties totaling 12,670,000 square feet of GLA at December 31, 2001 and September 30, 2001. The changes in our outlet center GLA are due to certain sales transactions during 2002 and 2001, including the loss of four outlet centers through foreclosure sale or transfer of our ownership interest. See Note 3 - "Property Dispositions" for additional information.

Our outlet center portfolio was 89.1% and 89.4% occupied as of September 30, 2002 and 2001, respectively. For the three and nine months ended September 30, 2002, weighted-average occupancy in our outlet center portfolio was 88.1% and 87.4%, respectively, compared to 89.6% and 89.7%, respectively, for the same periods in 2001. The decline in the 2002 weighted-average and period-end occupancies was primarily attributable to certain tenant bankruptcies, abandonments and store closings.

The table set forth below summarizes certain information with respect to our outlet centers as of September 30, 2002:

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Grand                GLA               Occupancy
Outlet Centers                                                             Opening Date          (Sq. Ft.)         Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont--  Fremont, Indiana                               October 1985            229,000                 89%

Prime Outlets at Birch Run (2)--  Birch Run, Michigan                    September 1986            724,000                 91

Prime Outlets at Latham (3)--  Latham, New York                             August 1987             43,000                 83

Prime Outlets at Williamsburg (2)--  Williamsburg, Virginia                  April 1988            274,000                 99

Prime Outlets at Pleasant Prairie--  Kenosha, Wisconsin                  September 1988            269,000                 94

Prime Outlets at Burlington--  Burlington, Washington                          May 1989            174,000                 94

Prime Outlets at Queenstown--  Queenstown, Maryland                           June 1989            221,000                 98

Prime Outlets at Hillsboro--  Hillsboro, Texas                             October 1989            359,000                 92

Prime Outlets at Oshkosh--  Oshkosh, Wisconsin                            November 1989            260,000                 91

Prime Outlets at Warehouse Row (4)--  Chattanooga, Tennessee              November 1989             95,000                 81

Prime Outlets at Perryville--  Perryville, Maryland                           June 1990            148,000                 87

Prime Outlets at Sedona--  Sedona, Arizona                                  August 1990             82,000                 91

Prime Outlets at San Marcos--  San Marcos, Texas                            August 1990            549,000                 94

Prime Outlets at Anderson (3)--  Anderson, California                       August 1990            165,000                 80

Prime Outlets at Post Falls--  Post Falls, Idaho                              July 1991            179,000                 74

Prime Outlets at Ellenton--  Ellenton, Florida                             October 1991            481,000                 94

Prime Outlets at Morrisville--  Raleigh/Durham, North Carolina             October 1991            187,000                 73

Prime Outlets at Naples--  Naples/Marco Island, Florida                   December 1991            146,000                 82

Prime Outlets at Niagara Falls USA--  Niagara Falls, New York                 July 1992            534,000                 91

Prime Outlets at Woodbury (5)--  Woodbury, Minnesota                          July 1992            250,000                 76

Prime Outlets at Calhoun (3)--  Calhoun, Georgia                           October 1992            254,000                 84

Prime Outlets at Castle Rock--  Castle Rock, Colorado                     November 1992            480,000                 97

Prime Outlets at Bend--  Bend, Oregon                                     December 1992            132,000                 98

Prime Outlets at Jeffersonville I--  Jeffersonville, Ohio                     July 1993            407,000                 91

Prime Outlets at Gainesville--  Gainesville, Texas                          August 1993            316,000                 73

Prime Outlets at Loveland--  Loveland, Colorado                                May 1994            328,000                 95

Prime Outlets at Grove City--  Grove City, Pennsylvania                     August 1994            533,000                 97

------------------------------------------------------------------------------------------------------------------------------------
                                                                              Grand                GLA               Occupancy
Outlet Centers                                                             Opening Date          (Sq. Ft.)         Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Huntley--  Huntley, Illinois                               August 1994            282,000                 70%

Prime Outlets at Florida City--  Florida City, Florida                   September 1994            208,000                 63

Prime Outlets at Pismo Beach--  Pismo Beach, California                   November 1994            148,000                 98

Prime Outlets at Tracy--  Tracy, California                               November 1994            153,000                 91

Prime Outlets at Odessa--  Odessa, Missouri                                   July 1995            296,000                 73

Prime Outlets at Darien (6)--  Darien, Georgia                                July 1995            307,000                 67

Prime Outlets at Gulfport (7)--  Gulfport, Mississippi                    November 1995            306,000                 88

Prime Outlets at Lodi (3)--  Burbank, Ohio                                November 1996            313,000                 86

Prime Outlets at Gaffney (3) (6)--  Gaffney, South Carolina               November 1996            305,000                 95

Prime Outlets at Lee (3)--  Lee, Massachusetts                                June 1997            224,000                100

Prime Outlets at Lebanon--  Lebanon, Tennessee                               April 1998            229,000                 99

Prime Outlets at Hagerstown (8)--  Hagerstown, Maryland                     August 1998            487,000                 99

Prime Outlets of Puerto Rico--  Barceloneta, Puerto Rico                      July 2000            176,000                 95
                                                                                                ----------                ---

Total Outlet Centers (9)                                                                        11,253,000                 89%
                                                                                                ==========                ===

====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of September 30, 2002 as a percent of available square feet of GLA.
(2) We, through affiliates, have a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) On July 26, 2002, we sold this outlet center to a joint venture partnership in which we, through affiliates, have a 19.8% ownership interest.
(4) We own a 2% partnership interest as the sole general partner in Phase I of this property but are entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development includes 154,000 square feet of office space, not included in this table, which was 95% occupied as of September 30, 2002.
(5) Non-recourse mortgage loans on Prime Outlets at Vero Beach and Prime Outlets at Woodbury were cross-collateralized. The lender foreclosed on Prime Outlets at Vero Beach on September 9, 2002. We are currently negotiating a transfer of our ownership interest in Prime Outlets at Woodbury to the lender.
(6) We operate this outlet center pursuant to a long-term ground lease under which we receive the economic benefit of a 100% ownership interest.
(7) The real property on which this outlet center is located is subject to a long-term ground lease.
(8) On January 11, 2002, we sold this outlet center to a joint venture partnership in which we, through affiliates, have a 30% ownership interest.
(9) Excludes Oxnard Factory Outlet. We, through affiliates, have a 50% legal ownership interest in the joint venture partnership that owns this outlet center. However, we currently receive no economic benefit from the Oxnard Factory Outlet.

Results of Operations

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Summary

We reported losses from continuing operations of $85,081 and $72,134 for the three months ended September 30, 2002 and 2001, respectively. For the three months ended September 30, 2002, the net loss applicable to our common shareholders was $89,174, or $2.05 per common share on a basic and diluted basis. For the three months ended September 30, 2001, the net loss applicable to our common shareholders was $78,920, or $1.81 per common share on a basic and diluted basis.

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

During the three months ended September 30, 2002, we reported a gain from discontinued operations of $1,575, or $0.04 per basic and diluted share. This gain from discontinued operations also reflects (i) a net gain related to dispositions of $17,120 and (ii) a provision for asset impairment of $15,557. During the three months ended September 30, 2001, we reported a loss on discontinued operations of $1,118, or $0.03 per basic and diluted share.

The 2002 results from continuing operations also include a non-recurring provision for asset impairment of $81,619, or $1.87 per basic and diluted share. The 2001 results from continuing operations also reflect (i) a non-recurring provision for asset impairment of $63,026, or $1.45 per basic and diluted share,
(ii) a non-recurring loss charge of $1,882, or $0.04 per basic and diluted share, related to an interest rate subsidy agreement and (iii) a non-recurring loss of $1,036, or $0.02 per basic and diluted share, related to the refinancing of first mortgage loans on Prime Outlets at Birch Run.

The following discussion regarding operating results for the comparable periods are reflective of the classification requirements under FAS No. 144. The operating results for properties disposed of during 2001 are not classified as discontinued operations. Their operating results through the dates of their respective disposition are collectively referred to as the "2001 Property Dispositions".

Revenues

Total revenues were $38,851 for the three months ended September 30, 2002, compared to $39,465, for the same period in 2001, a decrease of $614, or 1.6%. Base rents decreased $2,601, or 10.3%, to $22,645 during the three months ended September 30, 2002 compared to $25,246 for the same period in 2001. These decreases are primarily due to (i) the 2001 Property Dispositions, (ii) changes in economic rental rates and (iii) the reduction in outlet center occupancy during the 2002 period. Straight-line rent expense, included in base rent was $269 and $42 for the three months ended September 30, 2002 and 2001, respectively.

Tenant reimbursements, which represent the contractual recovery from tenants of various operating expenses, increased by $401, or 3.6%, to $11,486 during the three months ended September 30, 2002 compared to $11,085 in the same period in 2001. This increase was primarily attributable to higher recoverable property operating expenses and real estate taxes expense during the three months ended September 30, 2002 compared to the same period in 2001. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes were 81.0% in 2002 compared to 91.1% in 2001. The decline in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was primarily attributable to changes in economic rental rates and the reduction in outlet center occupancy during the 2002 period.

Interest and other income increased by $1,564, or 73.8%, to $3,684 during the three months ended September 30, 2002 compared to $2,120 for same period in 2001. The increase was primarily attributable to higher (i) equity earnings from investment in partnerships of $609, (ii) temporary tenant income of $298, (iii) property management fees of $286, (iv) lease termination income of $200 and (v) all other income of $171.

Expenses

Property operating expenses increased by $1,835, or 21.0%, to $10,579 during the three months ended September 30, 2002 compared to $8,744 for the same period in 2001. This increase was primarily attributable to increases in marketing, utilities and insurance costs during the three months ended September 30, 2002 compared to the same period in 2001. Real estate taxes expense increased by $178, or 5.2%, to $3,607 during the three months ended September 30, 2002 compared to $3,429 for the same period in 2001. This increase was primarily attributable to higher assessments for certain properties.

As shown in TABLE 1, depreciation and amortization expense decreased by $472, or 4.9%, to $9,129 during the three months ended September 30, 2002, compared to $9,601 for the same period in 2001. This decrease was primarily attributable to reduced depreciation and amortization associated with the provision for asset impairment of $63,026 recorded during the third quarter of 2001.

Table 1--Components of Depreciation and Amortization Expense

------------------------------------------------------------------------------------------------------------------------------------
Three Months ended September 30,                                                                  2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
Building and improvements                                                                       $ 5,249                 $ 4,995
Land improvements                                                                                 1,040                   1,099
Tenant improvements                                                                               2,169                   2,762
Furniture and fixtures                                                                              610                     660
Leasing commissions                                                                                  61                      85
                                                                                                -------                 -------
  Total                                                                                         $ 9,129                 $ 9,601
                                                                                                =======                 =======
====================================================================================================================================

As shown in TABLE 2, interest expense decreased by $2,222, or 13.6%, to $14,155 during the three months ended September 30, 2002 compared to $16,377 for the same period in 2001. This decrease reflects (i) lower interest incurred of $1,753, (ii) a decrease in amortization of deferred financing costs of $446 and
(iii) an increase in amortization of debt premiums of $23.

The decrease in interest incurred is primarily attributable to a reduction of $53,393 in our weighted-average debt outstanding, excluding debt premiums, during the three months ended September 30, 2002 compared to the same period in 2001. Also contributing to the decrease in interest incurred were lower weighted-average interest rates during the three months ended September 30, 2002 compared to the same period in 2001. The significant reduction in weighted-average debt outstanding was primarily attributable to debt prepayments on the Mezzanine Loan with net proceeds from (i) the sales of properties and
(ii) the 2001 Property Dispositions. The weighted-average contractual interest rates for the three months ended September 30, 2002 and 2001 were 8.54% and 8.90%, respectively. The Mezzanine Loan was obtained in December 2000 from FRIT Lending LLC and Greenwich Capital Financial Products, Inc. (collectively, the "Mezzanine Lender") in the original amount of $90,000. See Note 4 - "Bonds and Notes Payable" for additional information.

Table 2--Components of Interest Expense

------------------------------------------------------------------------------------------------------------------------------------
Three Months ended September 30,                                                                  2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
Interest incurred                                                                              $ 13,578                $ 15,331
Amortization of deferred financing costs                                                          1,085                   1,531
Amortization of debt premiums                                                                      (508)                   (485)
                                                                                               --------                --------
  Total                                                                                        $ 14,155                $ 16,377
                                                                                               ========                ========
====================================================================================================================================

Other charges decreased by $4,753, or 76.3%, to $1,477 for the three months ended September 30, 2002 compared to $6,230 for the same period in 2001. During the third quarter of 2001, we recorded (i) a non-recurring charge of $1,882 related to an interest rate subsidy agreement and (ii) a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run.

Excluding the effect of the 2001 non-recurring items, other charges decreased by $1,835, or 55.4%, to $1,477 for the three months ended September 30, 2002 compared to $3,312 for the same period in 2001. This decrease is primarily attributable to a lower provision for uncollectible accounts receivable of $1,845 partially offset by an increase all other expenses of $10.

During the third quarter of 2002, certain events and circumstances occurred, including changes to our anticipated holding periods, reduced occupancy and limited leasing success, that indicated that certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $81,619, representing the write-down of the carrying value of these properties to their estimated fair values in accordance with the requirements of FAS 144.

During the third quarter of 2001, we determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that certain of our properties were permanently impaired. As a result, we recorded a provision for asset impairment aggregating $63,026, representing the write-down of the carrying value of these properties to their estimated fair values in accordance with the requirements of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of."

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Summary

We reported losses from continuing operations of $97,628 and $81,023 for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, the net loss applicable to our common shareholders was $129,015, or $2.96 per common share on a basic and diluted basis. For the nine months ended September 30, 2001, the net loss applicable to our common shareholders was $102,729, or $2.36 per common share on a basic and diluted basis.

Effective January 1, 2002, we adopted FAS No. 144. In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for those properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying statements of operations for all periods presented.

During the nine months ended September 30, 2002, we reported a loss from discontinued operations of $14,383, or $0.33 per basic and diluted share. This loss from discontinued operations reflects (i) a net gain related to dispositions of $16,123 and (ii) a provision for asset impairment of $27,525. During the nine months ended September 30, 2001, we reported a loss on discontinued operations of $4,702, or $0.11 per basic and diluted share.

The 2002 results from continuing operations reflect (i) a non-recurring provision for asset impairment of $81,619, or $1.89 per basic and diluted share,
(ii) a loss on the sale of real estate of $703, or $0.02 per basic and diluted share, attributable to the sale of our ownership interest in a joint venture partnership and (iii) a non-recurring charge of $3,000, or $0.07 per basic and diluted share, for pending and potential tenant claims with respect to lease provisions related to pass-through charges and promotional fund charges.

The 2001 results from continuing operations reflect (i) a non-recurring provision for asset impairment of $63,026, or $1.45 per basic and diluted share,
(ii) a non-recurring loss charge of $1,882, or $0.04 per basic and diluted share, related to an interest rate subsidy agreement, (iii) a non-recurring loss of $1,036, or $0.02 per basic and diluted share, related to the refinancing of first mortgage loans on Prime Outlets at Birch Run and (iv) a gain on the sale of real estate of $552, or $0.01 per basic and diluted share, for the 2001 Property Dispositions.

The following discussion regarding operating results for the comparable periods are reflective of the classification requirements under FAS No. 144. The operating results for properties disposed of during 2001 are not classified as discontinued operations. Their operating results through the dates of their respective disposition are collectively referred to as the "2001 Property Dispositions".

Revenues

Total revenues were $114,552 for the nine months ended September 30, 2002, compared to $123,823 for the same period in 2001, a decrease of $9,271, or 7.5%. Base rents decreased $8,817, or 11.3%, to $69,480 during the nine months ended September 30, 2002 compared to $78,297 for the same period in 2001. These decreases are primarily due to (i) the 2001 Property Dispositions, (ii) changes in economic rental rates and (iii) the reduction in outlet center occupancy during the 2002 period. Straight-line rent expense, included in base rent was $344 and $404 for the nine months ended September 30, 2002 and 2001, respectively.

Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $2,411, or 6.5%, to $34,443 during the nine months ended September 30, 2002 compared to $36,854 in the same period in 2001. These decreases are primarily due to (i) the 2001 Property Dispositions;
(ii) changes in economic rental rates and (iii) the reduction in outlet center occupancy during the 2002 period. Tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 83.1% in 2002 compared to 93.0% in 2001. The decline in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was primarily attributable to changes in economic rental rates and the reduction in outlet center occupancy during the 2002 period.

Interest and other income increased by $1,470, or 22.5%, to $8,005 during the nine months ended September 30, 2002 compared to $6,535 for same period in 2001. The increase was primarily attributable to higher (i) equity earnings from investment in partnerships of $1,623, (ii) temporary tenant income of $496 and
(iii) property management fees of $437, partially offset by reductions in (i) lease termination income of $895 and (ii) all other income of $191.

Expenses

Property operating expenses increased by $1,770, or 6.2%, to $30,476 during the nine months ended September 30, 2002 compared to $28,706 for the same period in 2001. This increase was primarily attributable to higher marketing, utilities and insurance costs partially offset by the 2001 Property Dispositions. Real estate taxes expense increased by $67, or 0.6%, to $10,979 during the nine months ended September 30, 2002 compared to $10,912 for the same period in 2001. This increase was primarily attributable to higher assessments for certain properties partially offset by the 2001 Property Dispositions.

As shown in TABLE 3, depreciation and amortization expense decreased by $1,769, or 6.1%, to $27,067 during the nine months ended September 30, 2002, compared to $28,836 for the same period in 2001. This decrease was primarily attributable to
(i) the 2001 Property Dispositions and (ii) reduced depreciation and amortization associated with the provision for asset impairment of $63,026 recorded during the third quarter of 2001.

Table 3--Components of Depreciation and Amortization Expense

------------------------------------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                                   2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
Building and improvements                                                                      $ 14,358                $ 14,974
Land improvements                                                                                 3,097                   3,163
Tenant improvements                                                                               7,567                   8,433
Furniture and fixtures                                                                            1,851                   2,033
Leasing commissions                                                                                 194                     233
                                                                                               --------                --------
  Total                                                                                        $ 27,067                $ 28,836
                                                                                               ========                ========
====================================================================================================================================

As shown in TABLE 4, interest expense decreased by $6,828, or 13.5%, to $43,871 during the nine months ended September 30, 2002 compared to $50,699 for the same period in 2001. This decrease reflects (i) lower interest incurred of $5,928,
(ii) a decrease in amortization of deferred financing costs of $832 and (iii) an increase in amortization of debt premiums of $68.

The decrease in interest incurred is primarily attributable to a reduction of $59,090 in our weighted-average debt outstanding, excluding debt premiums, during the nine months ended September 30, 2002 compared to the same period in 2001. Also contributing to the decrease in interest incurred were lower weighted-average interest rates during the nine months ended September 30, 2002 compared to the same period in 2001. The significant reduction in weighted-average debt outstanding was primarily attributable to debt prepayments on the Mezzanine Loan with net proceeds from (i) the sales of properties and
(ii) the 2001 Property Dispositions. The weighted-average contractual interest rates for the nine months ended September 30, 2002 and 2001 were 8.50% and 8.91%, respectively.

Table 4--Components of Interest Expense

------------------------------------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                           2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
Interest incurred                                                                              $ 41,189                $ 47,117
Amortization of deferred financing costs                                                          4,188                   5,020
Amortization of debt premiums                                                                    (1,506)                 (1,438)
                                                                                               --------                --------
  Total                                                                                        $ 43,871                $ 50,699
                                                                                               ========                ========
====================================================================================================================================

Other charges decreased by $4,972, or 38.9%, to $7,803 for the nine months ended September 30, 2002 compared to $12,775 for the same period in 2001. During the second quarter of 2002, we recorded a non-recurring charge of $3,000 for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges (see Note 7 - "Legal Proceedings" for additional information). This non-recurring charge was estimated in accordance with our aforementioned "Critical Accounting Policies and Estimates" with respect to loss contingencies and is based on our current assessment of the likelihood of any adverse judgments or outcomes to these matters. During the third quarter of 2001, we recorded a non-recurring charge of $1,882 related to an interest rate subsidy agreement and a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run.

Excluding the above-noted non-recurring items, other charges decreased by $5,054, or 51.3%, to $4,803 for the nine months ended September 30, 2002 compared to $9,857 for the same period in 2001. The decrease was primarily attributable to (i) a lower provision for uncollectible accounts receivable of $4,416 and (ii) a decrease in corporate marketing costs of $645 partially offset by an increase in all other expenses of $7.

During the third quarter of 2002, certain events and circumstances occurred, including changes to our anticipated holding periods, reduced occupancy and limited leasing success, that indicated that certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $81,619, representing the write-down of the carrying value of these properties to their estimated fair values in accordance with the requirements of FAS 144.

During the third quarter of 2001, we determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that certain of our properties were permanently impaired. As a result, we recorded a provision for asset impairment aggregating $63,026, representing the write-down of the carrying value of these properties to their estimated fair values in accordance with the requirements of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of."

Merchant Sales

For the three and nine months ended September 30, 2002, same-store sales in our outlet center portfolio decreased 5.6% and 4.1%, respectively, compared to the same periods in 2001. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores open since January 1, 2001. The weighted-average sales per square foot reported by all merchants were $241 for the year ended December 31, 2001.

Liquidity and Capital Resources

Sources and Uses of Cash

For the nine months ended September 30, 2002, net cash provided by operating activities was $16,426, net cash provided by investing activities was $18,193 and net cash used in financing activities was $36,117.

The net cash provided by investing activities during the nine months ended September 30, 2002 consisted of $22,320 of aggregate net proceeds from the disposition of assets, partially offset by $4,127 of additions to rental property. The net proceeds from asset sales consisted of (i) $12,113 from the January 11, 2002 sale of a 70% ownership interest in the Hagerstown Center, (ii) $9,551 from the April 1, 2002 sale of the Edinburgh Center, (iii) $522 from the April 19, 2002 sale of our 51% ownership interest in the Bellport Outlet Center and (iv) $688 from the June 17, 2002 sale of Western Plaza, partially offset by aggregate cash of $554 assumed by the lender in connection with the January 1, 2002 foreclosure sale of the Conroe. The additions to rental property were primarily costs incurred in connection with re-leasing space to new merchants.

The gross uses of cash for financing activities of $36,117 during the nine months ended September 30, 2002 consisted of (i) scheduled principal amortization on notes payable of $14,129 and (ii) principal prepayments on the Mezzanine Loan aggregating $21,988 including $10,341 of mandatory prepayments, with net proceeds from the sales of properties.

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

The net cash proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after (i) a pay-down of $11,052 of mortgage indebtedness on the Hagerstown Center and (ii) closing costs. The net proceeds from this sale were used to prepay $11,647 of principal outstanding under a mezzanine loan (the "Mezzanine Loan") obtained in December 2000 from FRIT PRT Lending LLC and Greenwich Capital Financial Products, Inc. (collectively, the "Mezzanine Lender") in the original amount of $90,000. See Note 4 - "Bonds and Notes Payable" for additional information.

The operating results of the Hagerstown Center through the date of disposition are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. In connection with the sale of the Hagerstown Center, we recorded a gain on the sale of real estate of $16,795, also included in discontinued operations, during the first quarter of 2002. At December 31, 2001, the carrying value of the Hagerstown Center of $54,628 was classified as assets held for sale in the accompanying Consolidated Balance Sheet. Effective on the date of disposition, we have accounted for our 30% ownership interest in the Hagerstown Center in accordance with the equity method of accounting.

We are obligated to refinance the Assumed Mortgage Indebtedness on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Assumed Mortgage Indebtedness and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. However, if the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Assumed Mortgage Indebtedness is currently 30-day LIBOR plus 1.50%, or 3.32% as of September 30, 2002.

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

Pursuant to certain venture-related documents, we have guaranteed FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") by December 31, 2003. Our guarantee is secured by junior security interests in collateral similar to that pledged to the Mezzanine Lender. FP is entitled to receive a 15% preferred return on its invested capital of $23,998 (approximately $3,600 on an annual basis) in the PFP Venture. Then PWG is entitled to receive a 15% preferred return on its invested capital of $10,200. From FP's preferred return, FRIT first receives its 13% return on its invested capital with the remainder applied towards the payment of the Mandatory Redemption Obligation. Upon satisfaction of the Mandatory Redemption Obligation, we will be entitled to FP's preferred return until such time as we have been repaid in full our invested capital, together with a 13% return on our invested capital. Thereafter, FRIT and we will share any cash flow due to FP on an approximate equal basis. As of September 30, 2002, the Mandatory Redemption Obligation was $17,005.

FRIT, indirectly through affiliates, was the owner of the Bridge Loan that was repaid in full in connection with the sale of the Bridge Loan Properties and is a 50% participant in the Mezzanine Loan, which had an outstanding principal balance of $33,195 as of September 30, 2002.

The operating results of the Bridge Loan Properties through the date of disposition are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. During the second quarter of 2002, we recorded a loss on the sale of real estate of $10,289, also included in discontinued operations, related to the write-down of the carrying value of the Bridge Loan Properties to their net realizable value based on the terms of the sale agreement.

Assets Held for Sale

On October 30, 2002, we completed the sale of Melrose Place, a community center located in Knoxville, Tennessee, consisting of 27,000 square feet of GLA. Melrose Place was sold to Melrose Place Tennessee General Partnership for cash consideration of $2,500. The net cash proceeds from the sale were $555, after
(i) repayment of $1,935 of existing recourse mortgage indebtedness on Melrose Place, (ii) payment of closing costs and fees and (iii) release of certain escrowed funds. We used these net proceeds to make a mandatory principal payment of $533 on the Mezzanine Loan.

The operating results of Melrose Place are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. As of September 30, 2002, the carrying value of Melrose Place of $1,527 was classified as assets held for sale and its related indebtedness of $1,935 was classified as mortgage debt on assets held for sale in the accompanying Consolidated Balance Sheet.

We have entered into an agreement to sell (i) Prime Outlets of Puerto Rico, an outlet center located in Barceloneta, Puerto Rico consisting of 176,000 square feet of GLA, and (ii) certain adjacent parcels of land being developed for non-outlet retail use (collectively, the "Puerto Rico Property"). Although we expect to close on the sale of the Puerto Rico Property during the fourth quarter of 2002, there can be no assurance that the transaction will be consummated.

As a result, the operating results of the Puerto Rico Property are classified as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented in accordance with the requirements of FAS No. 144. During the third quarter of 2002, we recorded an impairment loss of $15,557, also included in discontinued operations, related to the write-down of the carrying value of the Puerto Rico Property to its estimated net realizable value based on the terms of the sale agreement. As of September 30, 2002, the carrying value of the Puerto Rico Property of $31,495 was classified as assets held for sale and its related indebtedness of $19,371 was classified as mortgage debt on assets held for sale in the accompanying Consolidated Balance Sheet.

2002 Foreclosure Sales

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

Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. As a result of the transfer of our ownership interest in the Jeffersonville II Center, we recorded a non-recurring gain of $17,120 during the third quarter of 2002, representing the difference between our carrying value of the Jeffersonville II Center and its related net assets and the outstanding loan balance, including accrued interest, as of the date of transfer. The transfer of our ownership interest in the Jeffersonville II Center did not have a material impact on our results of operations or financial condition because during 2001 and through the transfer date in 2002, all excess cash flow from the operations of the Jeffersonville II Center was utilized for debt service on its non-recourse mortgage loan.

The operating results, including related gains or losses on disposition, of the Conroe Center and the Jeffersonville II Center are classified as discontinued operations in the accompanying Consolidated Statements of Operations through their respective disposition dates for all periods presented in accordance with the requirements of FAS No. 144. No gain or loss was recorded in connection with the foreclosure of the Conroe Center. See Note 4 - "Bonds and Notes Payable" for additional information.

During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust the carrying values of the Vero Beach Center to its estimated fair value in accordance with the provisions of FAS No. 144. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center and its related assets and liabilities, including $24,497 of principal outstanding under the non-recourse mortgage loan, were transferred to John Hancock. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. Foreclosure on the Vero Beach Center and the expected transfer of our ownership interest in the Woodbury Center are not expected to have a material impact on our results of operations or financial condition because during 2002, all excess cash flow from the operations of the John Hancock Properties has been utilized for debt service on their non-recourse mortgage loans. The carrying value of the Woodbury Center approximates $12,346 as of September 30, 2002. Such value is exceeded by the balance of the associated non-recourse mortgage indebtedness of $16,331 as of September 30, 2002. If we were to transfer our ownership interest in the Woodbury Center to John Hancock, we would record a non-recurring gain for the difference between the carrying value of the Woodbury Center and its related net assets and the outstanding loan balance.

The operating results of the Vero Beach Center are classified as discontinued operations in the accompanying Consolidated Statements of Operations through the disposition date for all periods presented in accordance with the requirements of FAS No. 144. No gain or loss was recorded in connection with the foreclosure of the Vero Beach Center. See Note 4 - "Bonds and Notes Payable" for additional information.

Going Concern

We are required to make, in addition to scheduled monthly amortization, mandatory principal payments on our Mezzanine Loan in an aggregate amount of at least $12,000 with net proceeds from asset dispositions or other capital transactions by December 31, 2002 (see "Mezzanine Loan Modifications" for additional information).

We have entered into an agreement for the sale of the Puerto Rico Property, which we currently expect to close during the fourth quarter of 2002, and therefore, have classified its net carrying value to assets held for sale in the accompanying Consolidated Balance Sheet as of September 30, 2002 and have included its results from operations in discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented pursuant to the requirements of FAS No. 144 (see Note 3 - "Property Dispositions" for additional information). The sale of the Puerto Rico Property is expected to generate estimated net proceeds of approximately $12,000, after repayment of existing mortgage indebtedness and closing costs, sufficient to satisfy the required December 2002 mandatory principal repayment amount under the Mezzanine Loan. However, the sale of the Puerto Rico Property remains subject to customary closing conditions and, accordingly, there can be no assurance as to the timing, terms or completion of the proposed sale.

In addition to the proposed sale of the Puerto Rico Property discussed above, we continue to seek to generate additional liquidity through other asset sales, financings and other capital raising activities, however, there can be no assurance that we will be able to complete such transactions within the specified period or that such transactions, if they should occur, will generate sufficient proceeds to make required payments under the Mezzanine Loan. Any failure to satisfy the required mandatory principal payments within the specified time period or the scheduled monthly principal payments under the terms of the Mezzanine Loan will constitute a default.

Based on our results for the three months ended June 30, 2002 and September 30, 2002, we are not in compliance with respect to the debt service coverage ratio under our fixed rate tax-exempt revenue bonds (the "Affected Fixed Rate Bonds") in the amount of $18,390. As a result of our noncompliance, the holders of the Affected Fixed Rate Bonds may elect to put such obligations to us at a price equal to par plus accrued interest. If the holders of the Affected Fixed Rate Bonds make such an election and we are unable to repay such obligations, certain cross-default provisions with respect to other debt facilities, including the Mezzanine Loan may be triggered.

We continue to work with holders of the Affected Fixed Rate Bonds regarding potential resolution, including forbearance, waiver or amendment with respect to the applicable provisions. If we are unable to reach satisfactory resolution, we will look to (i) obtain alternative financing from other financial institutions,
(ii) sell the projects subject to the affected debt or (iii) explore other possible capital transactions to generate cash to repay the amounts outstanding under such debt. There can be no assurance that we will obtain satisfactory resolution with the holders of the Affected Fixed Rate Bonds or that we will be able to complete asset sales or other capital raising activities sufficient to repay the amount outstanding under the Affected Fixed Rate Bonds.

As of September 30, 2002, we were in compliance with all financial debt covenants under our recourse loan agreements other than the Affected Fixed Rate Bonds. Nevertheless, there can be no assurance that we will remain in compliance with our financial debt covenants in future periods because our future financial performance is subject to various risks and uncertainties, including, but not limited to, the effects of current and future economic conditions, and the resulting impact on our revenue; the effects of increases in market interest rates from current levels; the risks associated with existing vacancy rates or potential increases in vacancy rates because of, among other factors, tenant bankruptcies and store closures, and the resulting impact on our revenue; risks associated with litigation, including pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges; and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods. See "Defaults on Certain Non-recourse Mortgage Indebtedness" and "Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships" for additional information.

These above listed conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Mezzanine Loan Modifications

Effective January 31, 2002, we entered into a modification to the original terms of the Mezzanine Loan obtained in December 2000. The Mezzanine Loan amendment (the "First Amendment"), among other things, (i) reduced required monthly principal amortization for the period February 1, 2002 through January 1, 2003 ("Year 2") from $1,667 to $800, which could be further reduced to a minimum of $500 per month under certain limited circumstances, provided no defaults existed under the Mezzanine Loan and certain other conditions had been satisfied at the Mezzanine Lender's sole discretion, (ii) required certain mandatory principal payments from net proceeds from asset sales or other capital transactions pursuant to the schedule set forth in the second paragraph below and (iii) reduced the threshold level at which excess cash flow from operations must be applied to principal pay-downs, primarily resulting from a reduction in the available working capital reserves. Additionally, the First Amendment (i) increased the interest rate from LIBOR plus 9.50% to the greater of LIBOR plus 9.50% (rounded up to nearest 0.125%) or 14.75%), (ii) changed the Mezzanine Loan maturity date from December 31, 2003 to September 30, 2003 and (iii) required a 0.25% fee, which was paid at the time of the modification, on the outstanding principal balance.

The First Amendment also required additional Year 2 monthly payments of $250 (the "Escrowed Funds") into an escrow account controlled by the Lender. Provided certain conditions are satisfied, at the Mezzanine Lender's sole discretion, the Escrowed Funds could be released to us for limited purposes. The Escrowed Funds not used at the end of each quarter, subject to certain exceptions, may be applied by the Mezzanine Lender to amortize the Mezzanine Loan. The required monthly principal amortization of $2,333, at the time commencing on February 1, 2003 through the new maturity date of September 30, 2003 ("Year 3"), was unchanged.

The First Amendment also required mandatory principal payments with net proceeds from asset sales, excluding our January 11, 2002 sale of a 70% joint venture partnership interest in the Hagerstown Center (see Note 3 - "Property Dispositions" for additional information), or other capital transactions of not less than (i) $8,906 by May 1, 2002, (ii) $24,406, inclusive of the $8,906, by July 1, 2002 (subject to extension to October 31, 2002 provided certain conditions were met to the Lender's satisfaction) and (iii) $25,367, inclusive of the $24,406, by November 1, 2002. In addition to each mandatory principal payment, we were also required to pay any interest, including deferred interest, accrued thereon and the additional fees provided for in the Mezzanine Loan.

On July 1, 2002, the Mezzanine Lender further amended the Mezzanine Loan (the "Second Amendment") to extend the July 1, 2002 mandatory principal payment due date to the earlier of (i) August 15, 2002 (the "Extended Date") or (ii) the occurrence of an event of default under the Mezzanine Loan. Additionally, upon satisfaction of certain conditions, the Extended Date was automatically extended again to the earlier of (i) October 31, 2002, (ii) the occurrence of an event of default under the Mezzanine Loan, or (iii) the closing or termination of certain asset sales.

Effective November 1, 2002, we entered into an additional modification (the "Third Amendment") to the terms of the Mezzanine Loan. The Third Amendment (i) terminated our obligation to make mandatory principal payments with net proceeds from asset dispositions or other capital transactions on or prior to October 31, 2002 and November 1, 2002, respectively, (ii) requires mandatory principal payments in an aggregate amount of not less than $12,000 from net proceeds from asset dispositions or other capital transactions on or before December 31, 2002 and (iii) increases the required monthly principal amortization payment due on January 1, 2003 from $800 to $2,333. Additionally, the Third Amendment (i) increases the interest rate from the greater of LIBOR plus 9.50% (rounded up to nearest 0.125%) or 14.75% to a fixed-rate of 19.75% and (ii) requires a 2% amendment fee on the outstanding principal balance of the Mezzanine Loan as of November 1, 2002. Half of the amendment fee was paid at the time of the modification and half will be payable on December 31, 2002 provided the Mezzanine Loan has not been repaid in full. If the Mezzanine Loan is repaid in full by December 31, 2002, the payment of the second half of the amendment fee will be waived. Any failure to satisfy the mandatory principal payments requirement or other payments pursuant to the terms of the Mezzanine Loan will constitute a default.

Debt Service Obligations

Our aggregate indebtedness as adjusted for the terms of the Third Amendment to the Mezzanine Loan and excluding (i) unamortized debt premiums of $8,468, (ii) mortgage indebtedness of $1,935 on Melrose Place and (iii) non-recourse mortgage indebtedness of $16,331 on the Woodbury Center was $639,328 (the "Adjusted Indebtedness") as of September 30, 2002. The mortgage indebtedness on Melrose Place was repaid in full in connection with the sale of such property on October 30, 2002. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. See Note 3 - "Property Dispositions" and "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information.

At September 30, 2002 the Adjusted Indebtedness had a weighted-average maturity of 2.7 years and bore contractual interest at a weighted-average rate of 8.50% per annum. At September 30, 2002, $619,957, or 97.0%, of the Adjusted Indebtedness bore interest at fixed rates and $19,371 or 3.0%, of the Adjusted
Indebtedness bore interest at variable rates. In certain cases, we utilize derivative financial instruments to manage our interest rate risk associated with variable rate debt.

As of September 30, 2002, our scheduled principal payments for the remainder of 2002 and 2003 for the Adjusted Indebtedness aggregated $17,002 and $380,544, respectively. The remaining scheduled principal payments for 2002 include (i) principal amortization aggregating $5,002 (including an aggregate of $2,400 of scheduled monthly principal payments on the Mezzanine Loan, which may be further reduced subject to the terms of its modification specified above) and (ii) mandatory principal payments on the Mezzanine Loan in an aggregate amount of not less than $12,000 (see "Mezzanine Loan Modifications" for additional information). The outstanding principal balance of the Mezzanine Loan as of September 30, 2002 was $33,195. The scheduled principal payments for 2003 include (i) obligations of $338,558 due in respect of a mortgage loan that is secured by 15 of our properties and matures in November 2003, (ii) $18,795 of principal payments under the Mezzanine Loan and (iii) an obligation of $19,156 due in respect to a mortgage loan secured by the Puerto Rico Property. We have entered into an agreement to sell the Puerto Rico Property. See "Assets Held for Sale" in Note 3 - "Property Dispositions" for additional information.

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

Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,311 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures in December 2002, bears interest at LIBOR plus 2.50%, and requires monthly debt service payments of approximately $23.

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

On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT (i) a 13% return on its $17,236 of invested capital and (ii) the full return of its invested capital by December 31, 2003. See Note 3 - "Property Dispositions" for additional information. As of September 30, 2002, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $17,005.

Defaults on Certain Non-recourse Mortgage Indebtedness

During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by the Jeffersonville II Center and the Conroe Center. At the time of suspension, these non-recourse mortgage loans were held by New York Life. Effective January 1, 2002, New York Life foreclosed on the Conroe Center. Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. See "2002 Foreclosure Sales" of Note 3 - "Property Dispositions" for additional information.

During August of 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by the Vero Beach Center and the Woodbury Center. These non-recourse mortgage loans were held by John Hancock. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. See "2002 Foreclosure Sales" of Note 3 - "Property Dispositions" for additional information.

Defaults  on  Certain  Non-recourse  Mortgage   Indebtedness  of  Unconsolidated
Partnerships

Two mortgage loans related to projects in which we, through subsidiaries, indirectly own joint venture interests have matured and are in default. The mortgage loans, at the time of default, were (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on Oxnard Factory Outlet, an outlet center located in Oxnard, California, held by Fru-Con. Through an affiliate we hold a 50% ownership interest in the partnership that owns Phase I of the Bellport Outlet Center. Fru-Con and we are each a 50% partner in the partnership that owns the Oxnard Factory Outlet.

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

We are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our ownership interests in Phase I of the Bellport Outlet Center and the Oxnard Factory Outlet in accordance with the equity method of accounting. As of September 30, 2002, the carrying value of our investment in these properties was $0.

Strategic Alternatives

We have engaged Houlihan Lokey Howard & Zukin Capital to assist us in exploring recapitalization, restructuring, financing and other strategic alternatives designed to strengthen our financial position and address our long-term capital requirements. There can be no assurance as to the timing, terms or completion of any transaction.

Settlement of Tenant Matters

To date, we have entered into settlement agreements with respect to certain tenant matters providing for aggregate payments of $2,560. Through November 14, 2002, we have made approximately $2,253 of such required payments using certain Escrowed Funds (see "Mezzanine Loan Modifications" for additional information) released by the Mezzanine Lender. We expect to make the remaining required payments of approximately $307 from the Escrowed Funds by December 31, 2002.

These settlement agreements did not have a material impact on our financial condition or our results from operations. We had previously established reserves aggregating $5,000 for the settlement of such matters. See Note 6 - "Special Charges" and Note 7 - "Legal Proceedings" for additional information.

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

Our current policy is to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. Based on our current federal income tax projections for 2002, we do not expect to pay any distributions on our Senior Preferred Stock, Series B Convertible Preferred Stock, common stock or common units of limited partnership interest in the Operating Partnership during 2002. As of September 30, 2002, we were eleven quarters in arrears with respect to preferred stock distributions.

Under the terms of the Mezzanine Loan, we are prohibited from paying dividends or distributions except to the extent necessary to maintain our status as a REIT. In addition, we may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of September 30, 2002, unpaid dividends for the period beginning on November 16, 1999 through September 30, 2002 on the Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $17,358 and $47,825, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2002 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Development Activities

During the nine months ended September 30, 2002, we did not engage in any development activities other than (i) post-opening work related to Prime Outlets of Puerto Rico, which opened in July 2000, and (ii) certain consulting activities in Europe.

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

Effective January 1, 2002 we adopted FAS No. 144. In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for those properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. See Note 2 - "New Accounting Pronouncements" and Note 3 - "Property Dispositions" for additional information.

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

TABLE 5 provides a reconciliation of income (loss) from continuing operations before allocations to minority interests and preferred shareholders to FFO for the three and nine months ended September 30, 2002 and 2001. FFO increased $1,411, or 25.6%, to $6,890 for the three months ended September 30, 2002 from $5,479 for the same period in 2001. FFO decreased $3,800, or 19.1%, to $16,109 for the nine months ended September 30, 2002 from $19,909 for the same period in 2001.

The increase in FFO for the three months ended September 30, 2002 compared to the same period in 2001 reflects (i) lower interest expense during the 2002 period primarily resulting from principal payments on our Mezzanine Loan and
(ii) the reduction in our provision for uncollectible accounts receivable during the 2002 period. Additionally, the FFO results for 2001 include a third quarter non-recurring loss of $1,036 related to the refinancing of Prime Outlets at Birch Run. These items were partially offset by the reduced occupancy in our portfolio during the 2002 period as well as the impact of economic changes in rental rates.

The decrease in FFO for the nine months ended September 30, 2002 compared to the same period in 2001 is primarily due to (i) the aforementioned second quarter non-recurring charge of $3,000 recorded during 2002, (ii) the reduced occupancy in our portfolio during the 2002 period and (iii) the impact of economic changes in rental rates. These items have been partially offset by (i) lower interest expense in the 2002 period primarily resulting from principal payments on our Mezzanine Loan, (ii) a reduction in our provision for uncollectible accounts receivable during the 2002 period. Additionally, the FFO results for the 2001 period include a third quarter non-recurring loss of $1,036 related to the refinancing of Prime Outlets at Birch Run.

  Table 5--Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                                         ----------------------------------       ----------------------------------
                                                               2002                2001                2002               2001
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before minority interests                                   $ (85,081)          $ (72,134)          $ (97,628)         $ (81,424)
Adjustments:
  Loss (gain) on sale of real estate                                  -                   -                 703               (552)
  Provision for asset impairment                                 81,619              63,026              81,619             63,026
  Depreciation and amortization                                   9,129               9,601              27,067             28,836
  Non-real estate depreciation and amortization                    (601)               (563)             (1,693)            (1,693)
Other items:
  Unconsolidated joint venture adjustments                        1,151                 620               2,897              2,208
  Non-cash joint venture interest subsidy                             -               1,882                   -              1,882
  Discontinued operations                                         1,575              (1,118)            (14,383)            (4,702)
  Discontinued operations - (gain) loss on disposition          (17,120)                  -             (16,123)                 -
  Discontinued operations - provision for impairment             15,557                   -              27,757                  -
  Discontinued operations - depreciation
   and amortization                                                 661               4,165               5,893             12,328
                                                              ---------           ---------           ---------          ---------
FFO before allocations to minority interests
  and preferred shareholders                                  $   6,890           $   5,479           $  16,109          $  19,909
                                                              =========           =========           =========          =========

Other Data:
Net cash provided by operating activities                     $   6,490           $   2,163           $  16,426          $  20,323
Net cash provided by (used in) investing activities              (1,478)              4,586              18,193                 66
Net cash used in financing activities                            (4,174)             (6,000)            (36,117)           (24,473)
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

The following table provides a summary of principal cash flows, excluding (i) unamortized debt premiums of $8,468, (ii) mortgage indebtedness of $1,935 on Melrose Place and (iii) non-recourse mortgage indebtedness of $16,331 on the Woodbury Outlet Center, and related contractual interest rates by fiscal year of maturity. Variable interest rates are based on the weighted-average rates of the portfolio at September 30, 2002. The mortgage indebtedness on Melrose Place has been excluded since it was repaid in full in connection with the sale of such property on October 30, 2002. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock and therefore, have excluded such non-recourse mortgage indebtedness since we do not intend to pay it. See Note 3 - "Property Dispositions" and Note 4 - "Bonds and Notes Payable" for additional information.

------------------------------------------------------------------------------------------------------------------------------------

                                                            Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                            2002           2003            2004            2005          2006        Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------
Fixed Rate:
Principal                $ 16,787      $ 361,388        $  5,823        $ 12,925      $ 121,886       $ 101,148       $ 619,957
Average interest rate      17.85%          8.40%           7.12%           8.08%          8.76%           7.55%           8.60%

Variable Rate:
Principal                $    215      $  19,156                                                                      $  19,371
Average interest rate       5.32%          5.32%                                                                          5.32%
====================================================================================================================================

Item 4.  Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

         Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's President, Chief Financial Officer and Treasurer concluded that the Company's disclosure controls and procedures are effective.

(b)      Changes in Internal Controls

         There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

For a description of legal proceedings involving the Company and its properties, please see Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002. The following information updates such disclosure.

As previously disclosed by the Company, Brown Group Retail, Inc. had alleged that its leases did not require the payment of some or all of pass-through charges. The parties have since reached a settlement on the issue. The Company does not believe the settlement will have a material impact on its financial condition or results of operations. See Note 6 - "Special Charges" and Note 7 - "Legal Proceedings" for additional information.

The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit (the "Fourth Circuit"). Argument before a Fourth Circuit panel of judges was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. On July 29, 2002, the Fourth Circuit denied the appeal of AFS. AFS requested further review by the same panel of judges as well as all judges of the Fourth Circuit. This request was denied on October 21, 2002. The Company believes that it has acted properly and will continue to defend this lawsuit vigorously if AFS petitions the United States Supreme Court for a writ of certiorari. The outcome of this lawsuit if additional appeal efforts of AFS are successful, and the ultimate liability of the defendants, if any, cannot be predicted at this time.

Since October 13, 2000 there have been eight complaints filed in the United States District Court for the District of Maryland against the Company and five individual defendants. The five individual defendants are Glenn D. Reschke, the Chief Executive Officer and Chairman of the Board of Directors of the Company; William H. Carpenter, Jr., the former President and Chief Operating Officer and a former director of the Company; Abraham Rosenthal, the former Chief Executive Officer and a former director of the Company; Michael W. Reschke, the former Chairman of the Board and a current director of the Company; and Robert P. Mulreaney, the former Executive Vice President - Chief Financial Officer and Treasurer of the Company. The complaints were brought by alleged stockholders of the Company, individually and purportedly as class actions on behalf of other stockholders of the Company. The complaints alleged that the individual defendants made statements about the Company that were in violation of the federal securities laws. The complaints sought unspecified damages and other relief. Lead plaintiffs and lead counsel were subsequently appointed. A consolidated amended complaint captioned The Marsh Group, et al. v. Prime Retail, Inc., et al. dated May 21, 2001 was filed. The Company and the individual defendants filed a motion to dismiss the complaint, which was granted on November 8, 2001. The plaintiffs appealed the matter to the Fourth Circuit. Briefs were filed and oral arguments were held on June 4, 2002. On September 3, 2002 the Fourth Circuit affirmed the dismissal. Plaintiffs have agreed not to seek further review of the dismissal.

Several entities (the "eOutlets Plaintiffs") have filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against the Company and its affiliates. The eOutlets Plaintiffs seek to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., also known as eOutlets, including the theories that the Company guaranteed the obligations of eOutlets and that the Company was the "alter-ego" of eOutlets. primeoutlets.com inc. is also a defendant in some, but not all, of the eOutlets Lawsuits. The Company believes that it is not liable to the eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. The Company will continue to defend all eOutlets Lawsuits vigorously. primeoutlets.com inc. filed for protection under Chapter 7 of the United States Bankruptcy Code during November 2000 under the name E-Outlets Resolution Corp. On November 5, 2002 the Chapter 7 Bankruptcy trustee of E-Outlets Resolution Corp. filed suit against the Company, an affiliate, and eOutlets' directors. The claims include alter ego, piercing the corporate veil, improper preference payments, and other claims against the entities, and breach of fiduciary duty and similar claims against the individual defendants. The Company, on its own behalf and on behalf of its affiliates and the individual defendants, intend to defend themselves vigorously. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. In the case captioned J. Walter Thompson v. Prime Retail, Inc. et al., in the Circuit Court for Wayne County (Michigan) the plaintiff alleged that the Company and Operating Partnership were the alter ego of primeoutlets.com inc., that the corporate veil should be pierced, that it had a direct contract with the Company and Operating Partnership, and that the Company and Operating Partnership committed "silent fraud". The court dismissed the alter ego and piercing the corporate veil claims. Trial for the remaining claims is scheduled for February of 2003. The outcome of the eOutlets Lawsuits, and the ultimate liability of the Company in connection with the eOutlets Lawsuits and related claims, if any, cannot be predicted at this time.

In May, 2001, the Company, through affiliates, filed suit against Fru-Con Construction, Inc. ("FCC"), the lender on Prime Outlets at New River ("New River") as a result of FCC's foreclosure of New River due to the maturation of the loan. The Company and its affiliates allege that they have been damaged because of FCC's failure to dispose of the collateral in a commercially reasonable manner and that FCC's use of the mark "Prime Outlets" violated United States trademark law. The Company, through affiliates, has also filed suit against The Fru-Con Projects, Inc. ("Fru-Con"), a partner in Arizona Factory Shops Partnership and an affiliate of FCC. The Company and its affiliates allege that Fru-Con failed to use reasonable efforts to assist in obtaining refinancing. In addition, as part of the same action, Fru-Con filed suit against the Company and affiliates. On October 25, 2002, following a motion for summary judgment, the court dismissed several claims made by Fru-Con, limiting Fru-Con's counter suit to the following claims: the Company and affiliates are improperly withholding partnership funds; prospective tenants at New River were improperly diverted to an outlet project in Sedona, Arizona (the "Sedona Project"); and the Company and affiliates breached its contract with Fru-Con by not allowing it to participate in the Sedona Project. The Company and its affiliates will vigorously defend the claims filed against them and prosecute the claims they filed. However, the ultimate outcome of the suit, including the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

Item 2.           Changes in Securities

None

Item 3.           Defaults Upon Senior Securities

The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of September 30, 2002, the aggregate arrearage on the Series A Senior Preferred Stock and the Series B Convertible Preferred Stock was $17,358 and $47,825, respectively.

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

On August 13, 2002, the board of directors of the Company approved a long-term incentive plan, a summary of which is attached as Exhibit 99.3 to this Quarterly Report on Form 10-Q.

Item 6.           Exhibits and Reports on Form 8-K

(a) The following exhibits are included in this Quarterly Report on Form 10-Q:

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

         Exhibit 99.3      Summary   of   Prime  Retail,  Inc.   2002  Long-Term
                           Incentive Plan.

         Exhibit 99.4      Employment   Agreement,  dated June 6, 2002,  by  and
                           between Prime Retail, Inc, and Frederick J. Meno, IV.

         Reports on Form 8-K:

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRIME RETAIL, INC.
                                        Registrant



Date: November 14, 2002                 /s/ Robert A. Brvenik
                                        ----------------------------------
                                        Robert A. Brvenik
                                        President,  Chief  Financial Officer and
                                        Treasurer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Glenn D. Reschke, Chairman and Chief Executive Officer of Prime Retail, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Prime Retail, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                     /s/ Glenn D. Reschke
                                            --------------------
                                            Glenn D. Reschke
                                            Chairman and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Robert A. Brvenik, President, Chief Financial Officer and Treasurer of Prime Retail, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Prime Retail, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                     /s/ Robert A. Brvenik
                                            ---------------------
                                            Robert A. Brvenik
                                            President, Chief Financial Officer
                                            and Treasurer