Form 10-K
period 2002-12-31
PRIME RETAIL INC/BD/
filed 2003-03-28
CIK 911708

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 (Fee Required)

For the fiscal year ended December 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                        Commission file number: 001-13301
                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          Maryland                                              38-2559212
-------------------------------------         ----------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
 incorporation or organization)

   100 East Pratt Street
   Baltimore, MD  21202                                       (410) 234-0782
----------------------------------------      ----------------------------------
(Address of principal executive offices,         (Registrant's telephone number,
        including zip code)                              including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of class)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $5,665,129 on March 25, 2003 (based on the closing price per share as reported on the OTC Bulletin Board).

The number of outstanding shares of the registrant's Common Stock as of March 28, 2003 was 43,577,916.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents of the registrant are incorporated herein by reference:

                                                            Part of Form 10-K
                                                            Into Which Document
Document                                                    Is Incorporated
--------                                                    ---------------
Proxy Statement for the 2003 annual meeting of              Part III of Form10-K
shareholders

                               PRIME RETAIL, INC.
                                    Form 10-K
                                December 31, 2002

                                TABLE OF CONTENTS
                                -----------------

Part I                                                                    Page
------                                                                    -----

Item 1.       Business........................................................1
Item 2.       Properties......................................................5
Item 3.       Legal Proceedings...............................................8
Item 4.       Submission of Matters to a Vote of
              Security Holders................................................9

Part II
-------
Item 5.       Market for Registrant's Common Equity and
              Related Shareholder Matters.....................................10
Item 6.       Selected Financial Data.........................................11
Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................13
Item 7A.      Quantitative and Qualitative Disclosures About
              Material Risk...................................................34
Item 8.       Financial Statements and Supplementary Data.....................34
Item 9.       Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..........................34

Part III
--------
Item 10.      Directors and Executive Officers of the Registrant..............35
Item 11.      Executive Compensation..........................................35
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters......................35
Item 13.      Certain Relationships and Related Transactions..................35

Part IV
-------
Item 14.      Controls and Procedures.........................................36
Item 15.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.....................................................36

Other
-----
              Signatures......................................................42
              Certifications..................................................43

                                   Page - (1)

                                     PART I

                                ITEM 1 - BUSINESS

The Company

     Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. We are a self-administered and self-managed real estate investment trust ("REIT") that primarily owns and operates outlet centers. As of December 31, 2002, our outlet center portfolio, including nine properties owned through unconsolidated joint ventures, consists of 38 properties (the "Properties") in 24 states, which total 10,269,000 square feet of gross leasable area ("GLA"). As a fully-integrated real estate firm, we provide accounting, finance, leasing, marketing and management services for the Properties. Prime Retail, L.P. (the "Operating Partnership"), a Delaware limited partnership, is the entity through which we conduct substantially all of our business and operations and own (either directly or through subsidiaries) substantially all of our assets including the Properties. We control the Operating Partnership as its sole general partner and are dependent upon the distributions or other payments from the Operating Partnership to meet our financial obligations.

     Unless the context otherwise requires, all references to "we," "us," "our" or the "Company" herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including the Operating Partnership. Additionally, our website can be accessed at www.primeretail.com. A copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as filed with the Securities and Exchange Commission, can be obtained free of charge on our website. Our principal executive offices are located at 100 East Pratt Street, 19th Floor, Baltimore, Maryland 21202 and our telephone number is 410-234-0782.

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

     Since entering the outlet center business in 1988 (as the retail division of The Prime Group, Inc. ("PGI"), from which we later acquired certain Properties and simultaneously assumed management and development operations with the completion of our IPO), we have become a significant owner, operator and developer in the outlet center sector. Our outlet centers feature a diversified mix of nationally recognized manufacturers of designer and brand name merchandise with which we have long-standing relationships. As of December 31, 2002, our outlet center portfolio consisted of 38 properties in 24 states totaling 10,269,000 square feet of GLA. The average outlet center in our portfolio contained approximately 270,327 square feet of GLA at December 31, 2002.

Business Strategy

     Our current strategy is to use the cash flow from the Properties to fund property level improvements and reduce debt levels over time. We have, and will continue to pursue, on a selective basis, the disposition (e.g., sales, joint venture arrangements and/or potential givebacks to lenders) of certain properties in order to reduce our overall leverage and generate additional liquidity. See Item 7 - "Management's Discussion of Financial Condition and Results of Operations" contained herein for recent developments.

                                   Page - (2)

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

o Marketing Strategies. We operate the majority of our current outlet center portfolio under the "Prime Outlets" brand name. In addition to the "Prime
     Outlets" brand name, we use on-site management teams to develop individualized property specific marketing programs. We often augment marketing dollars received from tenants with our own contributions. We have and will continue to evaluate our marketing programs and make enhancements as appropriate. Furthermore, we will continue to seek strategic marketing alliances with companies who desire to utilize the customer base of our outlet center portfolio.

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

Competition

     Our outlet centers compete for customers primarily with traditional shopping malls, "off-price" retailers and other outlet centers. The tenants of outlet centers usually attempt to avoid direct competition with major retailers and their own full-price stores. They generally accomplish this by locating outlet stores only in outlet centers at least 20 miles from the nearest regional mall. For this reason, our outlet centers are often located in relatively undeveloped areas and, therefore, compete only to a limited extent with traditional retail malls in or near metropolitan areas. In addition to the traditional sources of competition faced by our outlet centers, our outlet centers also compete with web-based and catalogue retailers for customers.

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

     In addition, the success of tenants in our outlet centers which are located in relatively undeveloped areas, and, thus, the success of such outlet centers themselves, depends on shoppers traveling significant distances to shop. If shoppers should become less willing to travel the distances necessary to shop at our remote outlet centers, the business of our tenants would likely decline. Such a decline would likely cause the value, business, revenue and sales volume of such outlet centers to decline.

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

Insurance

     We believe that each of the Properties is adequately insured, including coverage for liability, fire, flood, earthquake, terrorism and property insurance. Such insurance policies are provided by reputable companies and have commercially reasonable deductibles and limits.

                                   Page - (3)

Employees

     As of December 31, 2002, we had 656 employees. We believe that our relations with employees are satisfactory.

Liquidity

     Our liquidity depends on cash provided by operations and potential capital raising activities such as funds obtained through borrowings, particularly refinancing of existing debt, and cash generated through asset sales. Although we believe that estimated cash flows from operations and potential capital raising activities will be sufficient to satisfy our scheduled debt service and other obligations and sustain our operations for the next year, there can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of the potential capital raising activities, if they should occur, will be as favorable as we have experienced in prior periods.

     During 2003, our first mortgage and expansion loan (the "Mega Deal Loan") matures on November 11, 2003. The Mega Deal Loan, which is secured by a 13 property collateral pool, had an outstanding principal balance of approximately $263.8 million as of December 31, 2002 and will require a balloon payment of approximately $260.7 million at maturity. Based on our initial discussions with various prospective lenders, we are currently projecting a potential shortfall with respect to refinancing the Mega Deal Loan. However, we believe this shortfall may be alleviated through potential asset sales and/or other capital raising activities, including the placement of mezzanine level debt. We caution that our assumptions are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion, or which may adversely impact our ability to consummate various asset sales or other capital raising activities.

     In connection with the completion of the sale of six outlet centers (the "Bridge Properties") in July 2002, we guaranteed to FRIT PRT Bridge Acquisition LLC ("FRIT") (i) a 13% return on its approximately $17.2 million of invested capital, and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") in FP Investment, LLC by December 31, 2003. As of December 31, 2002, the Mandatory Redemption Obligation (included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet) was approximately $16.2 million. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements contained herein for additional information. Although we are in the process of seeking to generate additional liquidity to repay the Mandatory Redemption Obligation through (i) the sale of FRIT's ownership interest in the Bridge Properties and/or (ii) the placement of additional indebtedness on the Bridge Properties, there can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 property collateral pool under the aforementioned Mega Deal Loan.

     See Item 7 - "Management's Discussion of Financial Condition and Results of Operations" contained herein for additional information.

Executive Officers

     The following table sets forth the name and position of the current executive officers of the Company as of the date of this filing along with their age as of December 31, 2002:

------------------------------------------------------------------------------------------------------------------------------------
Name                                  Position                                                                Age
------------------------------------------------------------------------------------------------------------------------------------
Glenn D. Reschke                      Chief Executive Officer and Chairman of the Board                       51
Robert A. Brvenik                     President, Chief Financial Officer and Treasurer                        47
R. Kelvin Antill                      Executive Vice President - General Counsel                              43
                                           and Secretary
David G. Phillips                     Executive Vice President - Leasing, International                       41
                                           and New Business Development
Frederick J. Meno, IV                 Senior Vice President - Operations & Marketing                          45

====================================================================================================================================

                                   Page - (4)

     Glenn D. Reschke. Glenn D. Reschke is Chief Executive Officer and Chairman of the Board of Directors of Prime Retail, Inc. Reporting to the Board of Directors, Mr. G. Reschke is responsible for all aspects of the Company, its outlet centers and other properties and all of its employees, including the leasing, operations, marketing, development, finance and administrative functions. In addition, Mr. G. Reschke is responsible for developing and implementing the long-term strategic goals and objectives of the Company as approved by the Board of Directors. Mr. G. Reschke has been a member of the Board of Directors since 1997. Mr. G. Reschke became President and Chief Operating Officer of the Company on October 6, 1999; acting Chief Executive Officer of the Company on February 25, 2000; and Chief Executive Officer and Chairman of the Board of Directors of the Company on July 19, 2000. Mr. G. Reschke relinquished his duties as President to Mr. Brvenik effective August 15, 2002. From the inception of the Company in 1994 through October 6, 1999, Mr. G. Reschke served as Executive Vice President--Development and Acquisitions. Prior to his employment by the Company, Mr. G. Reschke worked for PGI, which he joined in 1983 and served as Vice President, Senior Vice President and Executive Vice President. Mr. G. Reschke was responsible for PGI's multi-family, senior housing, single family and land development divisions. Mr. G. Reschke received a Masters in Business Administration from Eastern Michigan University with a specialization in finance after receiving a Bachelor of Science degree with honors in Chemical Engineering from Rose Hulman Institute of Technology in Terre Haute, Indiana. Mr. G. Reschke is the brother of Michael W. Reschke, a member of the Board of Directors of the Company.

     Robert A. Brvenik. Robert A. Brvenik is President, Chief Financial Officer and Treasurer of the Company. Mr. Brvenik joined the Company on June 15, 2000 as Executive Vice President, Chief Financial Officer and Treasurer. Mr. Brvenik assumed the duties of President of the Company effective August 15, 2002. In his role as President, Mr. Brvenik is responsible for many of the Company's day-to-day operations including oversight of its finance, accounting and leasing departments. As Chief Financial Officer and Treasurer, Mr. Brvenik's responsibilities include capital market activities, corporate budgeting, financial reporting, investor relations, accounting, taxation, treasury and management information systems. Prior to joining the Company, Mr. Brvenik was associated for 13 years with Pyramid Management Group, Inc. where he served in several key capacities including Chief Financial Officer, Chief Operating Officer, Director of Development and Senior Leasing Representative in addition to liaison with several large commercial and investment banks. Mr. Brvenik has also held positions at Arthur Andersen & Co. and CitiCorp. He received his B.S. in Accounting from Utica College of Syracuse University and is a certified public accountant.

     R. Kelvin Antill. R. Kelvin Antill is Executive Vice President - General Counsel and Secretary of the Company. Mr. Antill assumed his current position on January 31, 2002. Since joining the Company in 1995, Mr. Antill served as Vice President--Assistant General Counsel and Assistant Secretary from 1995 until July 2000 and Senior Vice President--Assistant General Counsel and Assistant Secretary from July 2000 until January 2002. Prior to joining the Company, Mr. Antill was associated for three years with Ballard, Spahr, Andrews and Ingersoll, and for four years prior to that with Frank, Bernstein, Conway & Goldman, both based in Baltimore, Maryland. Mr. Antill received a Juris Doctorate from the University of Virginia and a Bachelor of Arts in Economics with an additional emphasis in Government and Politics from the University of Maryland at College Park. Mr. Antill is licensed to practice law in the state of Maryland.

     David G. Phillips. David G. Phillips is Executive Vice President - Leasing, International and New Business Development of the Company. From July 1999 to January 2002, Mr. Phillips was Executive Vice President of the Company and President of Prime Retail Europe pursuant to which he oversaw the Company's development, marketing, leasing and operations efforts in Europe. Prior to becoming President of Prime Retail Europe, Mr. Phillips was Executive Vice
President--Leasing of the Company from 1994 to 1996 and then Executive Vice President--Operations, Marketing and Leasing of the Company from 1996 until 1999. From 1989 to 1994, Mr. Phillips was Vice President--Director of Leasing of PGI. Prior to joining PGI, Mr. Phillips was a leasing representative at D.I. Realty, Inc., leasing a variety of retail projects including outlet centers and traditional and specialty malls. Mr. Phillips received a Masters of Science degree in Real Estate Development from Johns Hopkins University and a Bachelor of Science degree in Business Administration from the University of Vermont. Mr. Phillips is a member of the ICSC with a CLS (Certified Leasing Specialist) designation.

     Frederick J. Meno, IV. Frederick J. Meno, IV is Senior Vice President - Operations & Marketing. Mr. Meno joined the Company in January of 1999 and he is responsible for supervising the management, operations, construction management, marketing and specialty leasing programs for the Company's portfolio of outlet centers. Prior to joining the Company, Mr. Meno was Executive Director of Insignia/ESG, Inc., where he was responsible for all management, leasing, construction management, and business development activities for Insignia/ESG's 10 million square foot national enclosed mall portfolio, as well as Insignia/ESG's Dallas/Fort Worth office, industrial and non-enclosed retail portfolio. For 10 years prior to joining Insignia/ESG, Inc., Mr. Meno was
President of the Woodmont Property Management Company in Fort Worth, Texas. A 1979 graduate of Ohio State University, having majored in Urban Land Development/Economics with a degree in Business Administration, Mr. Meno is a member of the Institute of Real Estate Management and the ICSC. Mr. Meno has achieved the designations of Certified Property Manager, Real Property Administrator and Certified Shopping Center Manager and is a licensed Real Estate Salesman in the State of Texas. Mr. Meno is also on the Advisory Board of the Shopping Center Management Insider Publication and he was the 2001 Dean for ICSC's University of Shopping Centers School of Outlet Retailing, Value Oriented and Community Centers.

                                   Page - (5)


                               ITEM 2 - PROPERTIES

General

     As a  fully-integrated  real estate company,  we provide finance,  leasing, accounting, marketing and management services for all of our Properties, including those which we have an ownership interest through unconsolidated joint ventures. At December 31, 2002, our portfolio of Properties consisted of (i) 38 outlet centers aggregating 10,269,000 square feet of GLA (including 2,789,000 square feet of GLA at outlet centers owned through unconsolidated joint ventures) and (ii) 154,000 square feet of GLA of office space.

     The table set forth below summarizes certain information with respect to our outlet centers as of December 31, 2002 (see Note 6 - "Debt" of the Notes to the Consolidated Financial Statements contained herein for information with respect to mortgage indebtedness on our Properties).

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Grand                GLA          Occupancy
Outlet Centers                                                                 Opening Date          (Sq. Ft.)     Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont-- Fremont, Indiana                                    October 1985            229,000                90%

Prime Outlets at Birch Run (2)-- Birch Run, Michigan                         September 1986            724,000                93

Prime Outlets at Latham-- (3) Latham, New York                                  August 1987             43,000                83

Prime Outlets at Williamsburg (2)-- Williamsburg, Virginia                       April 1988            274,000                99

Prime Outlets at Pleasant Prairie-- Kenosha, Wisconsin                       September 1988            269,000                98

Prime Outlets at Burlington-- Burlington, Washington                               May 1989            174,000                90

Prime Outlets at Queenstown-- Queenstown, Maryland                                June 1989            221,000                99

Prime Outlets at Hillsboro-- Hillsboro, Texas                                  October 1989            359,000                96

Prime Outlets at Oshkosh-- Oshkosh, Wisconsin                                 November 1989            260,000                93

Prime Outlets at Warehouse Row (4)-- Chattanooga, Tennessee                   November 1989             95,000                85

Prime Outlets at Perryville-- Perryville, Maryland                                June 1990            148,000                96

Prime Outlets at Sedona-- (5) Sedona, Arizona                                   August 1990             82,000                95

Prime Outlets at San Marcos-- San Marcos, Texas                                 August 1990            549,000                97

Prime Outlets at Anderson-- (3) Anderson, California                            August 1990            165,000                95

Prime Outlets at Post Falls-- (5) Post Falls, Idaho                               July 1991            179,000                68

Prime Outlets at Ellenton-- Ellenton, Florida                                  October 1991            481,000                98

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina                October 1991            187,000                75

Prime Outlets at Naples-- Naples/Marco Island, Florida                        December 1991            146,000                85

Prime Outlets at Niagara Falls USA-- Niagara Falls, New York                      July 1992            534,000                92

Prime Outlets at Woodbury-- (6) Woodbury, Minnesota                               July 1992            250,000                75

Prime Outlets at Calhoun-- (3) Calhoun, Georgia                                October 1992            254,000                91

Prime Outlets at Bend-- (5) Bend, Oregon                                      December 1992            132,000               100

Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio                          July 1993            407,000                97

Prime Outlets at Gainesville-- Gainesville, Texas                               August 1993            316,000                74

                                   Page - (6)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Grand                GLA          Occupancy
Outlet Centers                                                                 Opening Date          (Sq. Ft.)     Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Grove City-- Grove City, Pennsylvania                          August 1994            533,000               100%

Prime Outlets at Huntley-- Huntley, Illinois                                    August 1994            282,000                71

Prime Outlets at Florida City-- Florida City, Florida                        September 1994            208,000                70

Prime Outlets at Pismo Beach-- Pismo Beach, California                        November 1994            148,000               100

Prime Outlets at Tracy-- Tracy, California                                    November 1994            153,000                97

Prime Outlets at Odessa-- Odessa, Missouri                                        July 1995            296,000                76

Prime Outlets at Darien (7)-- Darien, Georgia                                     July 1995            307,000                65

Prime Outlets at Gulfport (8)-- Gulfport, Mississippi                         November 1995            306,000                88

Prime Outlets at Lodi--  (3)Burbank, Ohio                                     November 1996            313,000                87

Prime Outlets at Gaffney (3) (7)--  Gaffney, South Carolina                   November 1996            305,000                99

Prime Outlets at Lee-- (3) Lee, Massachusetts                                     June 1997            224,000                96

Prime Outlets at Lebanon--  Lebanon, Tennessee                                   April 1998            229,000                98

Prime Outlets at Hagerstown (2)--  Hagerstown, Maryland                         August 1998            487,000               100
                                                                                                    ----------               ---

Total Outlet Centers (9)                                                                            10,269,000                90%
                                                                                                    ==========               ===
====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of December 31, 2002 as a percent of available square feet of GLA.
(2) Through affiliates, we have a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) Through affiliates, we have an 18.2% ownership interest in the joint venture partnership that owns this outlet center.
(4) We own a 2% partnership interest as the sole general partner in this property, but are entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development also includes approximately 154,000 square feet of office space, not included in this table, which was 95% occupied as of December 31, 2002.
(5) Non-recourse mortgage loans cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona are currently in default and we are in the process of negotiating a transfer of our ownership interests in these outlet centers to the lender. See Note 6 - "Debt" of the Notes to Consolidated Financial Statements for additional information.
(6) Non-recourse mortgage loans on Prime Outlets at Vero Beach and Prime Outlets at Woodbury were cross-collateralized. The lender foreclosed on Prime Outlets at Vero Beach on September 9, 2002. We are currently negotiating the transfer of our ownership interest in Prime Outlets at Woodbury with the lender. See Note 6 - "Debt" of the Notes to Consolidated Financial Statements for additional information.
(7) We operate this outlet center pursuant to a long-term ground lease under which we receive the economic benefit of a 100% ownership interest.
(8) The real property on which this outlet center is located is subject to a long-term ground lease.
(9) Excludes Oxnard Factory Outlet. Through an affiliate, we have a 50% legal ownership interest in the joint venture partnership that owns this outlet center. However, we are currently receiving no economic benefit from the Oxnard Factory Outlet.

Lease Terms

     In general, the leases relating to our outlet centers have terms of three to five years. The majority of leases provide for the payment of percentage rents for annual sales in excess of certain thresholds. In addition, lease agreements generally provide for (i) the recovery of a merchant's proportionate share of actual costs of common area maintenance ("CAM"), refuse removal, insurance, and real estate taxes, (ii) a contribution for advertising and promotion and (iii) an administrative fee. CAM includes items such as utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses. We continually monitor our lease provisions in light of current and expected economic conditions and other factors. In this regard, we may consider alternative lease provisions (e.g., fixed CAM) where appropriate.

                                   Page - (7)

     The following table sets forth, as of December 31, 2002, tenant lease expirations, assuming that none of the tenants exercises any renewal option, over the next 10 years for our outlet center portfolio, including 9 outlet centers we own through unconsolidated joint ventures, but excluding four outlet centers secured by non-recourse mortgage indebtedness that is currently in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" in Note 6
- "Debt" of the Notes to Consolidated Financial Statements contained herein for additional information):

------------------------------------------------------------------------------------------------------------------------------------
                       Lease Expirations - Outlet Centers
                       ----------------------------------

                                                                                                          % of Total
                                    Number of                                     Annualized               Annualized
                                       Leases             Approximate             Minimum Rent           Minimum Rent of
Year                                 Expiring            GLA (Sq. Ft.)         of Expiring Leases         Expiring Leases
-------                        -----------------       ------------------     ---------------------    -----------------------------
 2003                                  560               2,224,432             $ 23,045,116                   21.25%
 2004                                  457               1,787,527               21,164,320                   19.52%
 2005                                  335               1,385,992               19,500,907                   17.98%
 2006                                  225                 904,911               13,718,451                   12.65%
 2007                                  200                 852,756               13,345,631                   12.31%
 2008                                  115                 514,380                6,743,522                    6.22%
 2009                                   22                 108,351                1,583,008                    1.46%
 2010                                   37                 231,567                3,149,311                    2.90%
 2011                                   32                 183,338                2,709,736                    2.50%
 2012                                   25                 105,445                1,692,392                    1.56%
====================================================================================================================================

Tenants

     In our view, tenant mix is an important factor in determining an outlet center's success. Our outlet centers are managed to attract and retain, if possible, a diverse mix of nationally and internationally recognized manufacturers of moderate to upscale designer and brand name products. Crucial to the success of an outlet center is the presence of lead tenants. Lead tenants are manufacturers that may potentially attract a large number of qualified consumers to the outlet center due to the strength of their brand name and the value offered to the consumer. Lead tenants generally are placed in strategic locations designed to draw customers into the outlet center and to encourage them to shop at more than one store. We continually examine the placement of tenants within each center and, in collaboration with our tenants, adjust the size and location of their spaces within each center in an effort to improve sales per square foot.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("FAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with the requirements of FAS No. 144, we have reclassified the operating results, including gains or losses from disposition, of certain property either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The following discussion is reflective of the reclassifications made pursuant to the requirements of FAS No. 144 and relates to our operating results from continuing operations. During the year ended December 31, 2002, no group of tenants under common control accounted for more than 4.6% of our gross revenues or leased more than 5.6% of our total GLA. During the years ended December 31, 2002 and 2001, our total provision for uncollectible accounts receivable ("bad debt expense"), which is included in other charges in the accompanying Consolidated Statements of Operations, was approximately $1.9 million, or 1.2%, and $9.0 million, or 4.9%, of total revenues, respectively. Bad debt expense is mainly attributable to tenant bankruptcies, disputes, abandonments and store closings.

                                   Page - (8)

                           ITEM 3 - LEGAL PROCEEDINGS

     Except as described below, neither we nor any of our properties are currently subject to any material litigation, nor to our knowledge, is any material or other litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have an adverse effect on our consolidated financial statements.

     The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. Briefs were submitted and oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. On July 29, 2002, the Fourth Circuit affirmed the dismissal. AFS filed a request for further review by the Fourth Circuit which request was denied. In January 2003, AFS filed a petition for a writ of certiorari by the United States Supreme Court and the Company filed its opposition on February 24, 2003. The Company believes it has acted properly and will continue to defend the suit vigorously if AFS's petition is granted. Nevertheless, if the AFS writ of certiorari is successful, the outcome of this lawsuit and the ultimate liability of the defendants, if any, cannot be predicted at this time.

     In addition, certain tenants in the Company's and its affiliates' outlet centers have made or may make allegations concerning overcharging for CAM and promotion fund charges because of varying clauses in their leases pursuant to which they claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims if asserted and found meritorious, could have a material affect on the Company's financial condition. Determination of whether liability would exist to the Company would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively. To date such issues have been raised and resolved with Dinnerware Plus Holdings, Inc. ("Mikasa"), Melru Corporation, Designs, Inc. and Brown Group Retail, Inc., all of which at one time or another were in litigation, or threatened litigation with the Company. During the second quarter of 2002, the Company recorded a non-recurring charge to establish a reserve in the amount of $3.0 million for resolution of these matters, in addition to the Mikasa matter referred to above. This reserve which is included in the accounts payable and other liabilities in the accompanying Consolidated Balance Sheet as of December 31, was estimated in accordance with our established policies and procedures concerning loss contingencies (see "Critical Accounting Policies and Estimates" of Item 2 - "Management Discussion and
Analysis of Financial Condition and Results of Operations" for additional information). The balance of the unused reserve is approximately $2.4 million as of December 31, 2002. Based on presently available information, the Company believes it is probable this reserve will be utilized over the next several years in resolving claims relating to the pass-through and promotional fund provisions contained in its leases. The Company cautions, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate. No other such tenant, however, has filed a suit or indicated to the Company that it intends to file as suit. Nevertheless, it is too early to make any predictions as to whether the Company or its affiliates may be found liable with respect to other tenants, or to predict damages should liability be found.

     Affiliates of the Company routinely file lawsuits to collect past rent due from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question has defaulted under the tenant's lease, has overcharged the tenant for CAM and promotion fund charges, made misrepresentations during the leasing process, or has failed to maintain or market the outlet center in question as required by the lease. One such case involves a collections and eviction action in Puerto Rico captioned Outlet Village of Puerto Rico Limited Partnership, S.E. v. WEPA, Inc., and another, for instance, involves a collection case in San Marcos, Texas, captioned, San Marcos Factory Stores, Ltd.
v. SM Collectibles, Inc. d/b/a Country Clutter. Usually such counterclaims are without merit. In response to such counterclaims the Company's affiliates usually continue to pursue their collection or eviction actions and defend against the counterclaims. Despite the fact that the Company and its affiliates believe such counterclaims are without merit and defend against them vigorously, the outcome of all such counterclaims, and, thus, the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

                                   Page - (9)

     Several entities (the "eOutlets Plaintiffs") filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against the Company and its affiliates arising out of the Company's on-line venture, primeoutlets.com. inc., also known as eOutlets, an affiliate of the Company. The eOutlets Plaintiffs seek to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., including the theories that the Company guaranteed the obligations of eOutlets and that the Company was the "alter-ego" of eOutlets. The Company believes that it is not liable to eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. In another matter, J. Walter Thompson, USA, Inc. v. Prime Retail, L.P. and Prime Retail, Inc. the Company succeeded in having the corporate veil piercing and alter ego claims dismissed and settled the remaining claims in February 2003. primeoutelts.com, inc. filed for protection under Chapter 7 of the United States Bankruptcy Code in November of 2000 under the name E-Outlets Resolution Corp. (the "Debtor"). On November 5, 2002, the bankruptcy trustee for the Debtor brought suit against Prime Retail, L.P. , Prime Retail, Inc., and Prime Retail E-Commerce, Inc. (the "Entity Defendants") and certain former directors of the Debtor (the "Individual Defendants"). The Trustee has asserted claims of alter ego, promissory estoppel, breach of contract, breach of fiduciary duty, tortious interference with prospective business advantage, unjust enrichment and quantum meruit against the Entity Defendants and breach of fiduciary duty and gross negligence against the individual defendants. The Company has tendered the suit, both as to the Entity Defendants and Individual Defendants, to its Directors' and Officers' ("D&O") insurance carrier. Motions to dismiss the suit have been filed by all Defendants. All Defendants believe the suit is without merit and plan on defending it vigorously. Nevertheless, the outcome of this lawsuit, and the ultimate liability of the Company, if any, cannot be predicted at this time.

     In May, 2001, the Company, through affiliates, filed suit against Fru-Con Construction, Inc. ("FCC"), the lender on Prime Outlets at New River ("New River") as a result of FCC's foreclosure of New River due to the maturation of the loan. The Company and its affiliates allege that they have been damaged because of FCC's failure to dispose of the collateral in a commercially reasonable manner and as a result of a violation of federal trademark laws. The Company, through affiliates, has also filed suit against The Fru-Con Projects, Inc. ("Fru-Con"), a partner in Arizona Factory Shops Partnership and an affiliate of FCC. The Company and its affiliates allege that Fru-Con failed to use reasonable efforts to assist in obtaining refinancing. Fru-Con has claims pending against the Company and its affiliates, as part of the same suit, alleging that the Company and its affiliates breached their contract with Fru-Con by not allowing Fru-Con to participate in an outlet project in Sedona, Arizona (the "Sedona Project") and breached a management and leasing agreement by managing and leasing the Sedona Project. The Company believes its affiliates and it acted property and FCC did not act properly. The Company and its affiliates will vigorously defend the claims filed against them and prosecute the claims they filed. Nevertheless, the ultimate outcome of the suit, including the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

           ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Pursuant to our Amended and Restated Articles of Incorporation, if and whenever dividends payable on the Preferred Stock shall be in arrears for six or more consecutive quarterly periods, then the holders of Preferred Stock, voting together as a single class, shall be entitled at the next meeting of stockholders or at any special meeting called for such purpose, to elect two additional directors (the "Preferred Directors") to our Board of Directors until the full dividends accumulated on all outstanding shares of the Preferred Stock have been paid in full or declared and a sum of money sufficient for the payment thereof set aside for payment.

     In December 2001, the holders of the Preferred Stock elected Howard Amster and Robert H. Kanner as the Preferred Directors with terms expiring at our Annual Meeting of Shareholders in 2003 or until their successors are duly elected and qualified, or, if earlier, the date on which the full dividends accumulated on all outstanding shares of Preferred Stock have been paid in full or declared and a sum of money sufficient for their payment set aside for payment. On July 12, 2002, Mr. Kanner resigned as a Preferred Director for reasons unrelated to the company or management.

     At a special meeting of the holders of the Preferred Stock held on December 5, 2002, Gary J. Skoien was elected to replace Mr. Kanner as a Preferred Director. Mr. Skoien will serve out the balance of Mr. Kanner's term.

                                  Page - (10)

                                     PART II

 ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our common stock trades on the OTC Bulletin Board under the trading symbol "PRME". Our common stock previously traded through September 26, 2001 on the New York Stock Exchange under the trading symbol "PRT".

     The following table sets forth the quarterly high, low and end of period closing sales prices per share of our common stock as reported on the OTC Bulletin Board and NYSE during the years ended December 31, 2002 and 2001, respectively. We did not pay any distributions during 2002 or 2001.

------------------------------------------------------------------------------------------------------------------------------------
                                                          2002                                             2001
----------------------------------------------------------------------------------    ----------------------------------------------
                                       Fourth       Third       Second      First      Fourth      Third      Second        First
                                       Quarter     Quarter      Quarter    Quarter     Quarter     Quarter    Quarter      Quarter
Market price per common share:
  High                                 $ 0.17      $ 0.15       $ 0.17      $ 0.24     $ 0.20      $ 0.30      $ 0.42      $ 0.70
  Low                                    0.04        0.06         0.08        0.09       0.09        0.16        0.26        0.36
  End of period close                    0.12        0.06         0.12        0.18       0.10        0.17        0.27        0.39
====================================================================================================================================

     To qualify as a REIT for federal income tax purposes, we are required to pay distributions to our common and preferred shareholders of at least 90% of our REIT taxable income in addition to satisfying other requirements. Although we intend to make distributions, if necessary, to remain qualified as a REIT under the Code, we also intend to retain such amounts as we consider necessary from time to time for our capital and liquidity needs.

     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. We are currently in arrears on thirteen quarters of preferred stock distributions due February 15, 2000 through February 15, 2003, respectively.

     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of December 31, 2002, unpaid dividends for the period beginning on November 16, 1999 through December 31, 2002 on our Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $18.9 million and $52.0 million, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2002 are $6.0 million ($2.625 per share) and $16.6 million ($2.125 per share), respectively.

     The approximate number of holders of record of our common stock was 561, including participants in security position listings, as of March 11, 2003.

                                  Page - (11)

                        ITEM 6 - SELECTED FINANCIAL DATA

                (Amounts in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                  2002            2001             2000             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Statements of Operations Data (1):
Revenues
Base rents                                            $   86,184     $   113,546      $   151,605      $   166,828      $   126,319
Percentage rents                                           3,756           3,469            5,566            7,334            5,679
Tenant reimbursements                                     48,730          54,178           70,749           77,350           57,364
Interest and other                                        13,361          12,126           13,728           12,743            8,948
                                                      ----------     -----------      -----------      -----------      ------------
  Total revenues                                         152,031         183,319          241,648          264,255          198,310

Expenses
Property operating                                        42,446          44,472           58,494           61,581           45,742
Real estate taxes                                         12,931          15,054           17,655           18,587           13,499
Depreciation and amortization                             34,301          45,863           57,930           63,470           45,380
Corporate general and administrative                      14,562          14,290           21,581           12,687            7,980
Interest                                                  61,826          79,864           91,161           86,055           52,060
Other charges                                              8,684          19,632           22,907           13,204            5,218
Provision for asset impairment                            84,093          63,026           77,115           18,309                -
                                                      ----------     -----------      -----------      -----------      ------------
  Total expenses                                         258,843         282,201          346,843          273,893          169,879
                                                      ----------     -----------      -----------      -----------      ------------
Income (loss) before gain (loss) on sale of
  real estate and minority interests                    (106,812)        (98,882)        (105,195)          (9,638)          28,431
Gain (loss) on sale of real estate, net                    5,802          (1,063)         (42,648)         (15,153)         (15,461)
                                                      ----------     -----------      -----------      -----------      ------------
Income (loss) from continuing operations
  before minority interests                             (101,010)        (99,945)        (147,843)         (24,791)          12,970
Loss allocated to minority interests                           -             408              738           (3,226)          (2,456)
                                                      ----------     -----------      -----------      -----------      ------------
Income (loss) from continuing operations                (101,010)        (99,537)        (147,105)         (28,017)          10,514
Discontinued operations, including provision for
  asset impairment of $27,757 and net gain of
  $26,152 on dispositions in 2002                          1,942           1,489            4,653           (6,812)           7,016
                                                      ----------     -----------      -----------      -----------      ------------
Net income (loss)                                        (99,068)        (98,048)        (142,452)         (34,829)          17,530
Allocations to preferred shareholders                    (22,672)        (22,672)         (22,672)          (9,962)         (24,604)
                                                      ----------     -----------      -----------      -----------      ------------
Net loss applicable to common shares                  $ (121,740)    $  (120,720)     $  (165,124)     $   (44,791)     $    (7,074)
                                                      ==========     ===========      ===========      ===========      ===========

Basic loss per common share                           $    (2.79)    $     (2.77)     $     (3.79)     $     (1.04)     $     (0.20)
                                                      ==========     ===========      ===========      ===========      ===========

Diluted loss per common share                         $    (2.79)    $     (2.77)     $     (3.79)     $     (1.30)     $     (0.20)
                                                      ==========     ===========      ===========      ===========      ===========

Other Data:
Funds from operations (2)                             $   22,882     $    25,256      $    57,967      $    84,163      $    90,020
Net cash provided by operating activities                 30,124          32,911           32,450           97,815           59,182
Net cash provided by investing activities                 41,451           5,595            1,095          (56,666)        (145,596)
Net cash used in financing activities                    (72,204)        (39,875)         (31,982)         (39,571)          85,806
Distributions declared per common share (3)                    -               -                -            0.885            1.680
Reported merchant sales                                2,047,114       2,473,830        2,745,923        3,286,917        3,169,268

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                              2002            2001             2000             1999            1998
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Rental property before accumulated depreciation       $  854,862     $ 1,375,608      $ 1,493,107      $ 1,826,551      $ 2,015,722
Net investment in rental property                        641,258       1,117,484        1,275,538        1,642,597        1,887,975
Assets held for sale                                           -          54,628           43,230                -                -
Investment in unconsolidated joint ventures               49,889          24,539           21,610           18,941            8,386
Total assets                                             818,088       1,262,508        1,462,021        1,856,058        1,976,464
Bonds payable                                             22,495          31,975           32,455           32,900           32,900
Notes payable                                            511,443         925,492          997,698        1,227,770        1,184,607
Defeased notes payable                                    74,764               -                -                -                -
Total liabilities and minority interests                 660,716       1,006,068        1,107,533        1,359,371        1,332,730
Shareholders' equity                                     157,372         256,440          354,488          496,687          643,734
Other Data:
Total outlet center GLA (4)                               10,269          12,670           13,497           14,699           14,348
Total outlet centers (4)                                      38              45               48               51               50
====================================================================================================================================

                                  Page - (12)

Notes:
(1) Effective January 1, 2002, we adopted FAS No. 144. In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for certain properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the statements of operations for all periods presented.

(2) Industry analysts generally consider funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative non-"GAAP" measure of performance of an equity REIT. In 1991, NAREIT adopted its definition of FFO. This definition was clarified in 1995, 1999 and 2002. FFO is currently defined by NAREIT as net income or loss (computed in accordance with accounting principles generally accepted in the United States "GAAP"), excluding gains or losses from provisions for asset impairment and sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures and discontinued operations. FFO includes non-recurring events, except for those that are defined as "extraordinary items" in accordance with GAAP. FFO excludes the earnings impact of "cumulative effects of accounting changes" as defined by GAAP. Effective January 1, 2002, FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations (in accordance with the requirements of FAS No.
     144) should continue to be included in FFO.

     We believe that FFO is an important and widely used non-GAAP measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing our performance. Our FFO is not comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Therefore, we caution that the calculation of FFO may vary from entity to entity and, as such the presentation of FFO by us may not be comparable to other similarly titled measures of other reporting companies. We believe that to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. A reconciliation of income (loss) from continuing operations before allocations to minority interests and preferred shareholders to FFO is as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                        2002            2001            2000            1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before minority interests                               $ (101,010)      $ (99,945)     $ (147,843)      $ (24,791)      $ 12,970
Adjustments:
  Loss (gain) on sale of real estate                          (5,802)          1,063          42,648          15,153         15,461
  Provision for asset impairment - operating properties       84,093          63,026          68,663           2,270              -
  Depreciation and amortization                               34,301          45,863          57,930          63,470         45,380
  Non-real estate depreciation and amortization               (2,166)         (2,251)         (1,703)           (587)          (432)
  Unconsolidated joint venutres' adjustments                   3,957           3,074           3,269           1,639          1,211
  Non-cash joint venture interest subsidy                          -           1,882               -               -              -
  Discontinued operations                                      1,942           1,489           4,653          (6,812)         7,016
  Discontinued operations - net gain on disposition          (26,152)              -               -               -              -
  Discontinued operations - provision for impairment          27,757               -               -          13,572              -
  Discontinued operations - depreciation and amortization      5,437          11,055           9,626          10,170          7,347
                                                          ----------       ---------      ----------       ---------       --------
FFO before adjustments for non-recurring losses               22,357          25,256          37,243          74,084         88,953
  Non-recurring loss on early extinguishment of debt(1)          525               -           4,206           3,518              -
  Loss on eOutlets(2)                                              -               -          14,703               -              -
  Loss on Designer Connection(3)                                   -               -           1,815           6,561          1,067
                                                          ----------       ---------      ----------       ---------       --------
FFO before allocations to minority interests
  and preferred shareholders                              $   22,882       $  25,256      $   57,967       $  84,163       $ 90,020
                                                          ==========       =========      ==========       =========       ========
====================================================================================================================================

     Notes:
(1) Represents non-recurring charges incurred in connection with the early extinguishment of debt. We adopted FAS No. 145 effective December 31, 2002 and accordingly, classified such costs as a component of interest expense. The costs are attributable to financing activities ancillary to our core real estate operations.
(2) Represents the results of business activities ancillary to our core real estate operations. Due to financial constraints, we decided to discontinue the Designer Connection and eOutlets.com businesses in December 1999 and April 2000, respectively. See Note 12 - "Special Charges" of the Notes to Consolidated Financial Statements for additional information.

(3) Includes special cash distribution during 1998 of $0.50 per common share relating to our merger with Horizon Group, Inc. completed in June 1998.
(4) Includes outlet centers we operate under unconsolidated joint ventures with unrelated third parties as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                    2002            2001            2000            1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Aggregate GLA                                                  2,789           1,195           1,764           1,494            595
Number of outlet centers                                           9               3               5               4              3
====================================================================================================================================

                                  Page - (13)

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (Amounts in thousands, except per share, per unit, and per square foot information)

     The following discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Form 10-K contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief, or current expectations of us or our officers, including statements preceded by, followed by, or including forward-looking terminology such as "may," "will," "should," believe," "expect," "anticipate," "estimate," "continue," "predict," or similar expressions with respect to various matters.

     These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the risk associated with our high level of leverage and our ability to refinance such indebtedness as it becomes due; the risk that we or one or more of our subsidiaries are not able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the risk of material adverse affects of future events, including tenant bankruptcies, abandonments and the non-payment by tenants of contractual rents and additional rents, on our financial performance; the risk related to the retail industry in which our outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk associated with our potential asset sales; the risk of potential increases in market interest rates from current levels; the risk associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of our properties; the risk associated with litigation; and the risk associated with competition from web-based and catalogue retailers.

     All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

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

                                  Page - (14)

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

Bad Debt Expense

     We regularly review our accounts receivable to determine an appropriate amount for the allowance for doubtful accounts based upon the impact of economic conditions on ours tenants' ability to pay, past collection experience and such other factors which, in our judgment, deserve current recognition. In turn, a provision for uncollectible accounts receivable ("bad debt expense") is charged against the allowance to maintain the allowance level within this range. If the financial condition of our tenants were to deteriorate, resulting in impairment in their ability to make payments due under their leases, additional allowances may be required.

Impairment of Rental Property

     We monitor our Properties for indicators of impairment on an on-going basis. We record a provision for impairment when we believe certain events and circumstances have occurred which indicate that the carrying value of our Properties might have experienced a decline in value that is other than temporary and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between the carrying value and the estimated fair value for assets held in the portfolio. For assets held for sale, impairment is measured as the difference between the carrying value and fair value, less estimated costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of return. Adverse changes in market conditions or deterioration in the operating results of our outlet centers and other rental properties could result in losses or an inability to recover the current carrying value of such assets. Such potential losses or the inability to recover the current carrying value may not be reflected in our Properties' current carrying value, thereby possibly requiring an impairment charge in the future.

Capitalization and Depreciation of Significant Renovations and Improvements

     Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, based upon management's estimates. Significant renovations and improvements, which improve and/or extend the useful life of assets are capitalized and depreciated over their estimated useful lives, based upon management's estimates.

Contingencies

     We are subject to proceedings, lawsuits, and other claims related to various matters (see Note 13 - "Legal Proceedings" of the Notes to the Consolidated Financial Statements for additional information). Additionally, we have guaranteed certain indebtedness of others (see Note 6 - "Debt" of the Notes to Consolidated Financial Statements for additional information). With respect to these contingencies, we assess the likelihood of any adverse judgments or outcomes to these matters and, if appropriate, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. Future reserves may be required because of (i) new developments or changes to the approach in which we deal with each matter or (ii) if unasserted claims arise.

Outlet Center Portfolio

Portfolio GLA and Occupancy

     Our outlet center portfolio size reflects (i) our past development (both new outlet centers and expansions to outlet centers) and acquisition activities and (ii) our more recent disposition activities. Our outlet portfolio consisted of 38 properties totaling 10,269,000 square feet of gross leasable area ("GLA") at December 31, 2002 compared to 45 properties totaling 12,670,000 square feet of GLA at December 31, 2001 and 48 properties totaling 13,497,000 square feet of GLA at December 31, 2000. The changes in our outlet center GLA are because of certain property dispositions during 2002, 2001 and 2000. Such changes are discussed below. Our outlet center portfolio was 90.5%, 91.2% and 92.7% occupied as of December 31, 2002, 2001 and 2000, respectively. The weighted-average occupancy of our outlet center portfolio (excluding properties disposed of during 2002 whose results are included in discontinued operations) during the years ended December 31, 2002, 2001 and 2000 was 88.0%, 90.9% and 92.3%,
respectively.

     We  have  disposed  of  certain  properties  through  various  transactions
(including sale, joint venture arrangements, foreclosure and transfer of ownership to the applicable lender) during the years ended December 31, 2002, 2001 and 2000 (see Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information). These transactions have had a significant impact on the size of our portfolio for the periods presented and are summarized below.

                                  Page - (15)

     During 2002, we completed transactions involving 17 properties aggregating 4,431,000 square feet of GLA. These transactions included (i) the sale of seven outlet centers aggregating 1,791,000 square feet of GLA into joint venture arrangements, (ii) the sale of five (including one consisting of 197,000 square feet of GLA that we owned 51% through an unconsolidated joint venture) outlet centers aggregating 1,486,000 square feet of GLA to unrelated third parties,
(iii) the foreclosure sale and/or transfer of three outlet centers aggregating 922,000 square feet of GLA to the applicable lender and (iv) the sale of two community centers aggregating 232,000 square feet of GLA to unrelated third parties.

     The seven centers sold into joint venture arrangements consisted of two separate transactions involving (i) Prime Outlets at Hagerstown (the "Hagerstown Center"), which was sold to an existing joint venture partnership (the "Prime/Estein Venture"), and (ii) six outlet centers (collectively, the Bridge Properties"). Such properties are collectively referred to as the "2002 Joint Venture Properties". Commencing on the date of disposition, we account for our ownership interest in the 2002 Joint Venture Properties in accordance with the equity method of accounting. The operating results of the 2002 Joint Venture Properties are reflected in our results from continuing operations for all periods presented through their respective dates of disposition. Their operating results have not been classified to discontinued operations because we have a significant continuing involvement in these properties. Additionally, we sold Phases II and III of the Bellport Outlet Center. We accounted for our ownership interest in the Bellport Outlet Center in accordance with the equity method of accounting through its date of disposition.

     The  operating  results  of the  remaining  disposed  properties  have been
classified  as  discontinued   operations  in  the   accompanying   Consolidated
Statements of Operations for all periods presented.

     During 2001, we completed transactions involving three properties aggregating 723,000 square feet of GLA. These transactions included (i) the sale of one outlet center consisting of 257,000 square feet of GLA to an unrelated third party, (ii) the foreclosure sale of one outlet center (that we owned 50% through an unconsolidated joint venture) consisting of 326,000 square feet of GLA and (iii) the sale of one community center consisting of 140,000 square feet of GLA to an unrelated third party. The operating results for properties disposed of during 2001 are not classified as discontinued operations in the accompanying Consolidated Statements of Operations. Such properties are collectively referred to as the "2001 Property Dispositions".

     During 2000, we completed transactions involving five properties aggregating 1,866,000 square feet of GLA. These transactions included (i) the sale of one outlet center consisting of 274,000 square feet of GLA to the Prime/Estein Venture and (ii) the sale of four outlet centers aggregating 1,592,000 square feet of GLA to unrelated third parties. The operating results for properties disposed of during 2000 are not classified as discontinued operations in the accompanying Consolidated Statements of Operations. Such properties are collectively referred to as the "2000 Property Dispositions".

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for certain properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The operating results for properties that were sold into joint venture partnerships during 2002 have not been classified to discontinued operations in the accompanying Consolidated Statements of Operations because we still retain a significant continuing involvement in their operations. Such properties and/or their operating results through the dates of their respective disposition are collectively referred to as the "2002 Joint Venture Properties". The operating results for properties disposed of before January 1, 2002 are not classified as discontinued operations. Such properties and/or their operating results through the dates of their respective disposition are collectively referred to as the "2001 Property Dispositions" or "2000 Property Dispositions". The following discussion and tables regarding operating results for the comparable periods are reflective of the classification requirements under FAS No. 144 and relate to operating results from continuing operations unless otherwise indicated.

                                  Page - (16)

Results of Operations

Table 1 - Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                              2002 vs. 2001                       2001 vs. 2000
                                                                       --------------------------           ----------------------
                                                                                                %                                 %
Years Ended December 31,                               2002         2001       Change      Change       2000      Change     Change
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                          $  86,184   $ 113,546    $(27,362)    -24.1%    $ 151,605    $(38,059)   -25.1%
Percentage rents                                        3,756       3,469         287       8.3%        5,566      (2,097)   -37.7%
Tenant reimbursements                                  48,730      54,178      (5,448)    -10.1%       70,749     (16,571)   -23.4%
Interest and other                                     13,361      12,126       1,235      10.2%       13,728      (1,602)   -11.7%
                                                    ---------   ---------    --------     -----     ---------    --------    ------
  Total revenues                                      152,031     183,319     (31,288)    -17.1%      241,648     (58,329)   -24.1%

Expenses
Property operating                                     42,446      44,472      (2,026)     -4.6%       58,494     (14,022)   -24.0%
Real estate taxes                                      12,931      15,054      (2,123)    -14.1%       17,655      (2,601)   -14.7%
Depreciation and amortization                          34,301      45,863     (11,562)    -25.2%       57,930     (12,067)   -20.8%
Corporate general and administrative                   14,562      14,290         272       1.9%       21,581      (7,291)   -33.8%
Interest                                               61,826      79,864     (18,038)    -22.6%       91,161     (11,297)   -12.4%
Other charges                                           8,684      19,632     (10,948)    -55.8%       22,907      (3,275)   -14.3%
Provision for asset impairment                         84,093      63,026      21,067        n/m       77,115     (14,089)      n/m
                                                    ---------   ---------    --------     -----     ---------    --------    ------
  Total expenses                                      258,843     282,201     (23,358)     -8.3%      346,843     (64,642)   -18.6%
                                                    ---------   ---------    --------     -----     ---------    --------    ------
Loss before gain (loss) on sale of real
  estate and minority interests                      (106,812)    (98,882)     (7,930)      8.0%     (105,195)      6,313     -6.0%
Gain (loss) on sale of real estate, net                 5,802      (1,063)      6,865        n/m      (42,648)     41,585       n/m
                                                    ---------   ---------    --------     -----     ---------    --------    ------
Loss from continuing operations
  before minority interests                          (101,010)    (99,945)     (1,065)      1.1%     (147,843)     47,898    -32.4%
Loss allocated to minority interests                        -         408        (408)       n/m          738        (330)      n/m
                                                    ---------   ---------    --------     -----     ---------    --------    ------
Loss from continuing operations                      (101,010)    (99,537)     (1,473)      1.5%     (147,105)     47,568    -32.3%
Discontinued operations, including provision for
  asset impairment of $27,757 and net gain of
  $26,152 on dispositions in 2002                       1,942       1,489         453        n/m        4,653      (3,164)      n/m
                                                    ---------   ---------    --------     -----     ---------    --------    ------
Net loss                                              (99,068)    (98,048)     (1,020)      1.0%     (142,452)     44,404    -31.2%
Allocations to preferred shareholders                 (22,672)    (22,672)          -       0.0%      (22,672)          -      0.0%
                                                    ---------   ---------    --------     -----     ---------    --------    ------
Net loss applicable to common shares                $(121,740)  $(120,720)   $ (1,020)      0.8%    $(165,124)   $ 44,404    -26.9%
                                                    =========   =========    ========     =====     =========    ========    ======

Basic and diluted earnings per common share:
Loss from continuing operations                     $   (2.83)  $   (2.80)                          $   (3.90)
Discontinued operations                                  0.04        0.03                                0.11
                                                    ---------   ---------                           ---------
  Net loss                                          $   (2.79)  $   (2.77)                          $   (3.79)
                                                    =========   =========                           =========

Weighted-average common shares
  outstanding - basic and diluted                      43,578      43,578                              43,517
                                                    =========   =========                           =========
====================================================================================================================================

                                  Page - (17)

Table 2 - Statements of Operations on a Weighted-Average per Square Foot Basis

     A summary of the operating results for the years ended December 31, 2002, 2001 and 2000 is presented in the following table, expressed in amounts calculated on a weighted-average occupied GLA basis.

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                               2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
GLA at end of period (1)                                                              7,458             11,864             12,322
Portfolio weighted-average occupied GLA (1)                                           7,216              8,606             10,360
Outlet center weighted-average occupied GLA (1)                                       7,070              8,453             10,051
Number of outlet centers at end of period (2)                                            38                 45                 48
New outlet centers opened (2)                                                             -                  -                  1
Outlet centers expanded (2)                                                               -                  -                  2
Community centers at end of period                                                        -                  2                  3
Number of states and territories at end of period                                        24                 26                 26

Portfolio Weighted-Average per Square Foot (3):
Revenues
Rental revenues (4)                                                                 $ 19.21            $ 19.89            $ 22.00
Interest and other                                                                     1.85               1.41               1.09
                                                                                    -------            -------            -------
  Total revenues                                                                      21.06              21.30              23.09

Expenses (5)
Recoverable expenses                                                                   7.67               6.92               7.35
Depreciation and amortization                                                          4.75               5.33               5.59
Corporate general and administrative                                                   2.02               1.66               1.64
Interest                                                                               8.50               9.28               8.39
Other charges                                                                          0.79               1.71               1.40
                                                                                    -------            -------            -------
  Total expenses                                                                      23.73              24.90              24.37
                                                                                    -------            -------            -------
Loss                                                                                $ (2.67)           $ (3.60)           $ (1.28)
                                                                                    =======            =======            =======

Outlet Center Weighted-Average per Square Foot (3):
Revenues
Rental revenues                                                                     $ 19.33            $ 20.02            $ 22.39
Interest and other                                                                     0.89               0.97               0.68
                                                                                    -------            -------            -------
  Total revenues                                                                      20.22              20.99              23.07

Expenses (5)
Recoverable expenses (6)                                                               7.68               6.97               7.42
Depreciation and amortization                                                          4.54               5.16               5.57
Interest                                                                               7.40               7.42               7.52
Other charges                                                                          0.75               1.56               0.81
                                                                                    -------            -------            -------
  Total expenses                                                                      20.37              21.11              21.32
                                                                                    -------            -------            -------
Income (loss)                                                                       $ (0.15)           $ (0.12)           $  1.75
                                                                                    =======            =======            =======
====================================================================================================================================

Notes:
(1) Includes total GLA in which we receive substantially all of the economic benefit. Does not include GLA in which we have an ownership interest through unconsolidated joint ventures. The portfolio weighted-average occupied GLA and the factory outlet weighted-average occupied GLA amounts only include those properties whose operating results are reflected in continuing operations for all periods presented (See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional.)
(2)  Includes outlet centers operated under unconsolidated joint ventures.
(3) Based on occupied GLA weighted by months of operation for properties included in continuing operations. The occupied GLA on a weighted-average basis for the 2002 Joint Venture Properties, the 2001 Property Dispositions and the 2000 Property Dispositions are included in the weighted-average GLA through the dates of their respective dispositions. (See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.
(4) Rental revenues is comprised of base rent, percentage rents and tenant reimbursable income.
(5)  Excludes the following non-recurring items:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Gain on sale of outparcel land (excluded from interest income)                        $     -            $     -            $ 2,472
Provision for asset impairment                                                         84,093             63,026             77,115
Loss on early extinguishment of debt (excluded from interest expense)                     525                  -              4,206
Corporate general and administrative(i)                                                     -                  -              4,610
Other charges(ii)                                                                       3,000              4,918              6,617
------------------------------------------------------------------------------------------------------------------------------------

Notes:
(i.) Excludes  non-recurring  costs  incurred  during  2000  aggregating  $4,610 consisting of (i) severance and other compensation costs of $2,421, (ii) professional fees of $1,455 relating to refinancing activities and (iii) $734 of general and administrative costs related to eOutlets.com.
(ii.)Excludes non-recurring other charges aggregating $3,000, $4,918 and $6,617 in 2002, 2001 and 2000, respectively. The 2002 non-recurring charge of $3,000 related to pending and potential tenant claims with respect to certain lease provisions. The 2001 non-recurring other charges aggregating $4,918 includes (i) a charge of $2,000 related to pending and potential tenant claims with respect to certain lease provisions, (ii) a loss of $1,882 related to an interest rate subsidy agreement and (iii) a loss of $1,036 related to the refinancing of first mortgage loans on Prime Outlets at Birch Run. The 2000 non-recurring costs aggregating $6.617 include (i) $5,517 of costs related to eOutlets.com, (ii) a loss on operations of our Designer Connection outlet stores of $1,815 and (iii) $1,100 of costs related to the termination of a sale agreement.
(6) Recoverable expenses is comprised of property operating expenses and real estate taxes.

                                  Page - (18)

Comparison  of  the  Year Ended December 31, 2002 to the Year Ended December 31,
2001

Summary

     We reported losses from continuing operations of $101,010 and $99,537 for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, the net loss applicable to our common shareholders was $121,740, or $2.79 per common share. For the year ended December 31, 2001, the net loss applicable to our common shareholders was $120,720, or $2.77 per common share.

     During the year ended December 31, 2002, we reported a loss from discontinued operations of $1,942, or $0.04 per common share. This loss from discontinued operations includes (i) a net gain related to dispositions of $26,152 and (ii) a provision for asset impairment of $27,557. During the year ended December 31, 2001, we reported a gain on discontinued operations of $1,489, or $0.03 per common share.

     The 2002 results from continuing operations include (i) an aggregate provision for asset impairment of $84,093, or $1.93 per common share, (ii) a net gain on the sale of real estate of $5,802, or $1.33 per common share, (iii) a second quarter non-recurring charge (included in other charges) of $3,000, or $0.07 per common share, related to pending and potential tenant claims with respect to certain lease provisions and (iv) a fourth quarter non-recurring loss (included in interest expense) of $525, or $0.01 per common share, related to the early extinguishment of debt.

     The 2001 results from continuing operations include (i) a provision for asset impairment of $63,026, or $1.45 per common share, (ii) a fourth quarter non-recurring charge (included in other charges) of $2,000, or $0.05 per common share, related to pending and potential tenant claims with respect to certain lease provisions, (iii) a third quarter non-recurring loss (included in other charges) of $1,882, or $0.04 per common share, related to an interest rate subsidy agreement, (iv) a third quarter non-recurring loss (included in other charges) of $1,036, or $0.02 per common share, related to the refinancing of first mortgage loans on Prime Outlets at Birch Run (the "Birch Run Center") and
(v) a net loss on the sale of real estate of $1,036, or $0.02 per common share.

Revenues

     Total revenues were $152,031 for the year ended December 31, 2002 compared to $183,319 for the year ended December 31, 2001, a decrease of $31,288, or 17.1%. Base rents decreased $27,362, or 24.1%, to $86,184 in 2002 compared to $113,546 in 2001. These decreases are primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) the 2001 Property Dispositions, (iii) changes in economic rental rates and (iv) the reduction in outlet center occupancy during the 2002 period. Straight-line rent expense, included in base rent was $497 and $439 for the years ended December 31, 2002 and 2001, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $287, or 8.3%, to $3,756 during the year ended December 31, 2002 compared to $3,469 for the same period in 2001. This increase was primarily attributable to changes in economic rental rates.

     As summarized in TABLE 3, merchant sales reported for centers remaining in our outlet center portfolio at period-end were $2,047 million and $2,474 million for the years ended December 31, 2002 and 2001, respectively. The weighted-average reported merchant sales per square foot increased to $245 per square foot in 2002 from $241 per square foot in 2001. Total merchant occupancy cost per square foot increased to $20.75 in 2002 from $20.68 in 2001 and as a percentage of reported sales decreased from 8.65% in 2001 to 8.43% in 2002. Total merchant occupancy costs, excluding marketing contributions, as a percentage of reported sales decreased to 7.85% in 2002 from 7.99% in 2001.

                                  Page - (19)

Table 3 - Summary of Reported Merchant Sales

     A summary of reported outlet merchant sales and related data for 2002, 2001 and 2000 follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                               2002               2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Total reported merchant sales (in millions) (1)                                     $ 2,047            $ 2,474             $ 2,746
Weighted-average reported merchant sales per square foot (2)
  All stores sales                                                                  $   245            $   241             $   245
  Change in same store sales versus prior year                                         -3.6%
Total merchant occcupancy costs per square foot (3)                                 $ 20.75            $ 20.68             $ 22.03
Total merchant occcupancy costs, excluding marketing
  contributions, per square foot (3)
Merchant occupancy costs as a percentage of reported sales (4)                         8.47%              8.65%               8.99%
Merchant occupancy costs, excluding marketing contributions,
  as a percentage of reported sales (5)                                                7.85%              7.99%               8.26%
====================================================================================================================================

Notes:
(1) Total reported merchant sales summarizes gross sales generated by merchants and includes changes in merchant mix.
(2) Weighted-average reported sales per square foot is based on reported sales divided by the weighted-average square footage occupied by the merchants reporting those sales. Same-store sales is defined as the weighted-average reported merchant sales per square foot for stores open since the beginning of the prior year.
(3) Total merchant occupancy cost per square foot consists of base rent, percentage rent and tenant reimbursement income which includes tenant marketing contributions.
(4) Computed as follows: total merchant occupancy cost per square foot divided by total weighted-average reported merchant sales per square foot.
(5) Computed as follows: total merchant occupancy cost per square foot (excluding marketing contributions paid by merchants) divided by total weighted-average reported merchant sales per square foot.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $5,448, or 10.1%, to $48,730 in 2002 compared to $54,178 in 2001. This decline is primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) the 2001 Property Dispositions, (iii) changes in economic rental rates and (iv) reduced aggregate outlet center weighted-average occupancy during the 2002.

     As shown in TABLE 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 88.0% in 2002 compared to 91.0% in 2001. The decline in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was primarily attributable to the aforementioned changes in economic rental rates and weighted-average occupancy.

Table 4 -Tenant Recoveries as a Percentage of Total Recoverable Expenses

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                    2002                2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Tenant reimbursements                                     $ 48,730            $ 54,178            $ 70,749

Recoverable Expenses:
Property operating                                        $ 42,446            $ 44,472            $ 58,494
Real estate taxes                                           12,931              15,054              17,655
                                                          --------            --------            --------
  Total recoverable expenses                              $ 55,377            $ 59,526            $ 76,149
                                                          ========            ========            ========

Tenant reimbursements as a percentage
  of total recoverable expenses                               88.0%               91.0%               92.9%
                                                          ========            ========            ========
====================================================================================================================================

     Interest and other income increased by $1,235, or 10.2%, to $13,361 during the year ended December 31, 2002 compared to $12,126 for the year ended December 31, 2001. The increase was primarily attributable to (i) higher equity earnings in unconsolidated joint ventures of $2,560, (ii) increased other ancillary income of $577 and (iii) higher property management and leasing commission income of $351. These items were partially offset by (i) reduced lease termination income of $1,159 and (ii) decreased municipal assistance income of $1,094.

Expenses

     Property operating expenses decreased by $2,026, or 4.6%, to $42,466 in 2002 compared to $44,472 in 2001. Real estate taxes expense decreased by $2,123, or 14.1%, to $12,931 in 2002 from $15,054 in 2001. These decreases are primarily because of the transactions involving the 2002 Joint Venture Properties and the 2001 Property Dispositions.

     As shown in TABLE 5, depreciation and amortization expense decreased by $11,562, or 25.2%, to $34,301 in 2002 compared to $45,863 in 2001. This decrease was primarily attributable to the depreciation and amortization of assets associated with the transactions involving the 2002 Joint Venture Properties and the 2001 Property Dispositions.

                                  Page - (20)

Table 5 - Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense for 2002, 2001 and 2000 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                  2002                    2001                    2000
------------------------------------------------------------------------------------------------------------------------------------
Building and improvements                                             $ 16,899                $ 22,761                $ 31,171
Land improvements                                                        4,080                   4,866                   5,250
Tenant improvements                                                     10,641                  15,106                  18,524
Furniture and fixtures                                                   2,467                   2,733                   2,372
Leasing commissions                                                        214                     397                     613
                                                                      --------                --------                --------
  Total                                                               $ 34,301                $ 45,863                $ 57,930
                                                                      ========                ========                ========
====================================================================================================================================

     As shown in TABLE 6, interest expense decreased by $17,953, or 22.5%, to $61,911 in 2002 compared to $79,864 in 2001. This decrease reflects (i) lower interest incurred of $16,877, (ii) a decrease in amortization of deferred financing costs of $1,509 and (iii) higher amortization of debt premiums of $92. Partially offsetting these items was a non-recurring loss of $525 related to the write-off of unamortized deferred financing costs because of the early repayment of a mezzanine loan (the "Mezzanine Loan") in December 2002. The Mezzanine Loan was scheduled to mature in September 2003.

     The decrease in interest incurred is primarily attributable to (i) a reduction of $159,064 in our weighted-average debt outstanding, excluding debt premiums, during the year ended December 31, 2002 compared to the same period in 2001 and (ii) a decrease in the weighted-average contractual interest rate on our debt for the year ended December 31, 2002 compared to the same period in 2001. The decrease in weighted-average debt outstanding was primarily attributable to asset dispositions. The weighted-average contractual interest rates for 2002 and 2001 were 8.95% and 9.27%, respectively.

Table 6 - Components of Interest Expense

     The components of interest expense for 2002, 2001 and 2000 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                            2002                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Interest incurred                                                                 $ 58,574             $ 75,451            $ 89,286
Amortization of deferred financing costs                                             4,747                6,341               2,922
Non-recurring loss on early extinguishment of debt                                     525                    -               4,206
Amortization of debt premiums                                                       (2,020)              (1,928)             (1,841)
Interest capitalized to development projects                                             -                    -              (3,412)
                                                                                  --------             --------            --------
  Total                                                                           $ 61,826             $ 79,864            $ 91,161
                                                                                  ========             ========            ========
====================================================================================================================================

     Other charges were $8,684 and $19,632 for the years ended December 31, 2002 and 2001, respectively, which includes non-recurring charges aggregating $3,000 and $4,918 in 2002 and 2001, respectively. Excluding the effect of these non-recurring items, which are discussed below, other charges decreased by $9,030, or 61.4%, to $5,684 for the year ended December 31, 2002 compared to $14,714 for the same period in 2001. This decrease was primarily attributable to
(i) lower bad debt expense of $7,150 and (ii) reduced corporate marketing costs of $2,186. These items were partially offset by an increase in all other expenses of $306. The decrease in bad debt expense was primarily attributable to
(i) resolution of certain disputes with tenants and (ii) reduced tenant bankruptcies, abandonments and store closings during the 2002 period.

     During the second quarter of 2002, we recorded a non-recurring charge in the amount of $3,000 to establish a reserve for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges. We had previously recorded a non-recurring charge in the amount of $2,000 to establish a reserve for similar matters during the fourth quarter of 2001. To date, we have entered into settlement agreements providing for payments aggregating $2,760, of which $2,607 was paid as of December 31, 2002. The remaining reserve of $2,393 is included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2002. See Note 13 - "Legal Proceedings" of the Notes to Consolidated Financial Statements for additional information.

     These reserves were estimated in accordance with our established policies and procedures with respect to loss contingencies (see "Critical Accounting Policies and Estimates" for additional information) and is based on our current assessment of the likelihood of any adverse judgments or outcomes to these matters. Based on presently available information, we believe it is probable the remaining reserve will be utilized over the next several years in connection with the resolution of further claims relating to the pass-through and promotional fund provisions contained in our leases. We caution, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from our estimate.

     During the third quarter of 2001, we recorded a non-recurring charge of $1,882 related to an interest rate subsidy agreement and a non-recurring loss of $1,036 related to the refinancing of first mortgage loans on the Birch Run Center.

                                  Page - (21)

     During the third quarter of 2002, certain events and circumstances occurred, including (i) changes to the anticipated holding periods of certain of our long-lived assets and (ii) reduced occupancy and limited leasing success, that indicated that certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $81,619 representing the write-down of these properties to their estimated fair values in accordance with the requirements of FAS No. 144. Additionally, during the fourth quarter of 2002, we recognized a provision for asset impairment of $2,474 to fully write-off the carrying value of certain costs previously capitalized in connection with former development activities based on our current assessment as to our ability to recover their carrying value. During the third quarter of 2001, we had also determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $63,026, representing the write-down of the carrying value of these properties to their estimated fair values in accordance with the requirements of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of".

Table 7 - Capital Expenditures

     The components of capital expenditures for 2002, 2001 and 2000 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              2002                 2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Expansions and renovations                                                         $ 2,353             $  4,404            $ 26,068
Re-leasing tenant allowances                                                         5,360                8,273               8,050
New development                                                                          -                3,336              17,715
                                                                                   -------             --------            --------
  Total                                                                            $ 7,713             $ 12,677            $ 34,118
                                                                                   =======             ========            ========
====================================================================================================================================

Table 8 - Consolidated Quarterly Summary of Operations (1)

------------------------------------------------------------------------------------------------------------------------------------
                                                             2002                                             2001
--------------------------------------------------------------------------------------   -------------------------------------------
                                           Fourth      Third       Second      First       Fourth      Third      Second      First
                                           Quarter     Quarter     Quarter     Quarter     Quarter     Quarter    Quarter    Quarter
------------------------------------------------------------------------------------------------------------------------------------
Total revenues (2)                        $36,163    $ 36,246    $ 38,299    $ 41,323    $ 45,143    $ 44,554   $ 46,194   $ 47,428
Total expenses (3)                         40,933     122,268      47,937      47,705      55,985     118,483     53,455     54,278
                                          -------    --------    --------    --------    --------    --------   --------   --------
Loss before gain (loss) on sale of
  real estate and minority interests       (4,770)    (86,022)     (9,638)     (6,382)    (10,842)    (73,929)    (7,261)    (6,850)
Gain (loss) on sale of real estate              -           -     (10,991)     16,793      (1,615)          -       (180)       732
                                          -------    --------    --------    --------    --------    --------   --------   --------
Loss from continuing operations
  before minority interests                (4,770)    (86,022)    (20,629)     10,411     (12,457)    (73,929)    (7,441)    (6,118)
Allocations to minority interests               -           -           -           -           7           -        400          1
                                          -------    --------    --------    --------    --------    --------   --------   --------
Loss from continuing operations            (4,770)    (86,022)    (20,629)     10,411     (12,450)    (73,929)    (7,041)    (6,117)
Discontinued operations                    17,712       2,517      (9,557)     (8,730)        127         677        198        487
                                          -------    --------    --------    --------    --------    --------   --------   --------
Net income (loss)                          12,942     (83,505)    (30,186)      1,681     (12,323)    (73,252)    (6,843)    (5,630)
Allocations to preferred shareholders      (5,668)     (5,668)     (5,668)     (5,668)     (5,668)     (5,668)    (5,668)    (5,668)
                                          -------    --------    --------    --------    --------    --------   --------   --------
Net income (loss) applicable
  common shares                             7,274     (89,173)    (35,854)     (3,987)    (17,991)    (78,920)   (12,511)   (11,298)
                                          =======    ========    ========    ========    ========    ========   ========   ========

Basic and diluted earnings per
  common share:
Loss from continuing operations           $ (0.24)   $  (2.11)   $  (0.60)   $   0.11    $  (0.41)   $  (1.83)  $  (0.29)  $  (0.27)
Discontinued operations                      0.41        0.06       (0.22)      (0.20)          -        0.02          -       0.01
                                          -------    --------    --------    --------    --------    --------   --------   --------
  Net income (loss)                       $  0.17    $  (2.05)   $  (0.82)   $  (0.09)   $  (0.41)   $  (1.81)  $  (0.29)  $  (0.26)
                                          =======    ========    ========    ========    ========    ========   ========   ========

Weighted-average common shares
  outstanding - basic and diluted          43,578      43,578      43,578      43,578      43,578      43,578     43,578     43,578
                                          =======    ========    ========    ========    ========    ========   ========   ========
====================================================================================================================================

Notes:
(1) Certain prior quarterly financial information has been reclassified pursuant to the requirements of FAS No. 144.
(2) The first quarter of 2001 total revenues includes a non-recurring gain on the sale of outparcel land of $2,472.
(3) The following non-recurring charges and costs are reflected in total expenses for the period indicated:

------------------------------------------------------------------------------------------------------------------------------------
                                            2002                                                                 2001
-----------------------------------------------------------------------------------   ----------------------------------------------
                                      Fourth      Third        Second      First       Fourth      Third         Second      First
                                      Quarter     Quarter      Quarter     Quarter     Quarter     Quarter       Quarter     Quarter
------------------------------------------------------------------------------------------------------------------------------------
Provision for asset impairment        $2,474      $81,619      $    -         $ -      $    -        $63,026        $ -        $ -
Interest expense(i)                      525            -           -           -           -              -          -          -
Other charges(ii)                          -            -       3,000           -       2,000          2,918          -          -
------------------------------------------------------------------------------------------------------------------------------------

     Notes:
(i.) During the fourth quarter of 2002, we incurred a non-recurring loss on the early extinguishment of debt of $525 in connection with the repayment of the Mezzanine Loan.
(ii.)The 2002 non-recurring second quarter charge of $3,000 related to pending and potential tenant claims with respect to certain lease provisions. The 2001 non-recurring other charges include (i) a fourth quarter charge of $2,000 related to pending and potential tenant claims with respect to certain lease provisions and third quarter non-recurring charges and costs aggregating $2,918 (loss of $1,882 related to an interest rate subsidy agreement and a loss of $1,036 related to the refinancing of first mortgage loans on the Birch Run Center).

                                  Page - (22)

Comparison  of  the  Year Ended December 31, 2001 to the Year Ended December 31,
2000

Summary

     We reported losses from continuing operations of $99,537 and $147,105 for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001, the net loss applicable to our common shareholders was $120,720, or $2.77 per common share. For the year ended December 31, 2000, the net loss applicable to our common shareholders was $165,124, or $3.79 per common share.

     During the years ended December 31, 2001 and 2000, we reported gains on discontinued operations of $1,489, or $0.03 per common share, and $4,653, or $0.11 per common share, respectively.

     The 2001 results from continuing operations include (i) a provision for asset impairment of $63,026, or $1.45 per common share, (ii) a fourth quarter non-recurring charge (included in other charges) of $2,000, or $0.05 per common share, related to pending and potential tenant claims with respect to certain lease provisions, (iii) a third quarter non-recurring loss (included in other charges) of $1,882, or $0.04 per common share, related to an interest rate subsidy agreement, (iv) a third quarter non-recurring loss (included in other charges) of $1,036, or $0.02 per common share, related to the refinancing of first mortgage loans on the Birch Run Center and (v) a net loss on the sale of real estate of $1,036, or $0.02 per common share.

     The 2000 results from continuing operations include (i) a third quarter provision for asset impairment of $68,663, or $1.58 per common share, (ii) a net loss on the sale of real estate of $42,648, or $0.98 per common share, (iii) a loss on eOutlets.com aggregating $14,703 ($8,452, $5,517 and $734 included in provision for asset impairment, other charges and corporate general and administrative expense, respectively), or $0.34 per common share, (iv) non-recurring costs (included in interest expense) of $4,206, or $0.10 per common share, related to the prepayment and modification to the terms of certain indebtedness, (v) a first quarter gain on the sale of outparcel land (included in interest and other income) of $2,472, or $0.06 per common share, (vi ) a loss on Designer Connection (included in other charges) of $1,815 and (vii) non-recurring third quarter costs (included in other charges) of $1,100, or $0.03 per common share, related to the termination of a sale agreement.

Revenues

     Total revenues were $183,319 for the year ended December 31, 2001 compared to $241,648 for the year ended December 31, 2000, a decrease of $58,329, or 24.1%. Base rents decreased $38,059, or 25.1%, to $113,546 in 2001 compared to $151,605 in 2000. These decreases are primarily due to (i) the 2001 Property Dispositions, (ii) the 2000 Property Dispositions, (iii) changes in economic rental rates and (iv) the reduction in outlet center occupancy during the 2001 period. Straight-line rent expense, included in base rent was $439 and $51 for the years ended December 31, 2001 and 2000, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $2,097, or 37.3%, to $3,469 during the year ended December 31, 2001 compared to $5,566 for the same period in 2000. This decrease was primarily attributable to the 2001 Property Dispositions and the 2000 Property Dispositions.

     As summarized in TABLE 3, merchant sales reported for centers remaining in our outlet center portfolio at period-end were $2,474 million and $2,746 million for the years ended December 31, 2001 and 2000, respectively. The weighted-average reported merchant sales per square foot decreased to $241 per square foot in 2001 from $245 per square foot in 2000. Total merchant occupancy cost per square foot decreased from $22.03 in 2000 to $20.68 in 2001 and as a percentage of reported sales from 8.99% to 8.65%, respectively.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $16,571, or 23.4%, to $54,178 in 2001 compared to $70,749 in 2000. This decline is primarily because of (i) the 2001 Property Dispositions, (ii) the 2000 Property Dispositions,
(iii) changes in economic rental rates and (iv) reduced aggregate weighted-average outlet center occupancy during 2001. As shown in TABLE 4, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 91.0% in 2001 compared to 92.9% in 2000. The decline in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was primarily attributable to the aforementioned changes in economic rental rates and weighted average occupancy.

     Interest and other income was $12,126 and $13,728 for the years ended December 31, 2001 and 2000, respectively, which includes a non-recurring gain on the sale of outparcel land of $2,472 during the 2000 period. Excluding the effect of this non-recurring item, interest and other income increased by $870, or 7.7%, to $12,126 for year ended December 31, 2001 compared to $11,256 for the same period in 2000. This increase was primarily attributable to (i) higher equity earnings in unconsolidated joint ventures of $958, (ii) increased property management and leasing commission income of $830, (iii) higher municipal assistance income of $401 and (iv) increased other ancillary income of $380. Partially offsetting these items were (i) less amortization of deferred income of $782, (ii) lower lease termination income of $572 and (iii) decreased temporary tenant income of $345.

                                  Page - (23)

Expenses

     Property operating expenses decreased by $14,022, or 24.0%, to $44,472 in 2001 compared to $58,494 in 2000. Real estate taxes expense decreased by $2,601, or 14.7%, to $15,054 in 2001 from $17,655 in 2000. These decreases are primarily because of the (i) the 2001 Property Dispositions and (ii) the 2000 Property Dispositions.

     As shown in TABLE 5, depreciation and amortization expense decreased by $12,067, or 20.8%, to $45,863 in 2001 compared to $57,930 in 2000. This decrease was primarily attributable to the depreciation and amortization of assets associated with the 2001 Property Dispositions and the 2000 Property Dispositions.

     As shown in TABLE 6, interest expense decreased by $11,297, or 12.4%, to $79,864 in 2001 compared to $91,161 in 2000. This decrease reflects (i) lower interest incurred of $13,835, (ii) non-recurring costs in 2000 of $4,206 related to the prepayment and modification to the terms of certain indebtedness and
(iii) increased amortization of debt premiums of $87. Partially offsetting these items were (i) higher amortization of deferred financing costs of $3,419 primarily related to the Mezzanine Loan originated in December 2000 and (ii) a decrease in the amount of interest capitalized in connection with development activities of $3,412.

     The decrease in interest incurred is primarily attributable to a reduction of $239,243 in our weighted-average debt outstanding, excluding debt premiums, during the year ended December 31, 2001 compared to the same period in 2000. The effect of the reduction in weighted-average debt outstanding was partially offset by an increase in the weighted-average contractual interest rate on our debt for the year ended December 31, 2001 compared to the same period in 2000. The decrease in weighted-average debt was primarily attributable to asset dispositions. The weighted-average contractual interest rates for 2001 and 2000 were 9.27% and 8.48%, respectively.

     Other charges were $19,632 and $22,907 for the years ended December 31, 2001 and 2000, respectively, which includes non-recurring charges aggregating $4,918 and $8,432, respectively. Excluding the effect of these non-recurring items, which are discussed below, other charges increased by $239, or 1.7%, to $14,714 for the year ended December 31, 2001 compared to $14,475 for the same period in 2000. This increase was primarily attributable to higher bad debt expense of $2,742 (resulting in part from certain tenant bankruptcies, disputes, abandonments and store closings during the 2001 period) partially offset by (i) lower ground lease expense of $1,172 (resulting from the 2000 Property Dispositions), (ii) lower marketing expenses of $1,020 and (iii) a decrease in all other expenses of $313.

     During the fourth quarter of 2001, we recorded a non-recurring charge in the amount of $2,000 to establish a reserve for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges. Additionally, the 2001 results include (i) a third quarter non-recurring loss of $1,882 related to an interest rate subsidy agreement and (ii) a third quarter non-recurring loss of $1,036 related to the refinancing of first mortgage loans on the Birch Run Center. The 2000 results include (i) non-recurring costs of $5,517 related to eOutlets.com (as discussed below), (ii) a loss on operations of our Designer Connection outlet stores of $1,815 and (iii) non-recurring third quarter costs of $1,100 related to the termination of a sale agreement. We ceased the operations of our Designer Connection outlet stores during 2000.

     During the third quarter of 2001, we determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $63,026, representing the write-down of the carrying value of these properties to their estimated fair values. During 2000, we recorded a provision for asset impairment aggregating $77,115. This provision for asset impairment consisted of (i) a $28,047 write-down of the carrying value of certain properties resulting from their classification to assets held for sale, (ii) a $40,616 write-down of the carrying values of certain properties resulting from other than temporary declines in their values and (iii) a $8,452 write-down associated with our discontinuance of eOutlets.com.

     In April 2000, we announced that we had been unable to conclude an agreement to transfer ownership of our wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. eOutlets.com was a new, development-stage, internet-based business. During 2000, we incurred a non-recurring loss aggregating $14,703 related to eOutlets.com. This loss consisted of (i) the write-off of $8,452 of capitalized costs (included in provision for asset impairment), (ii) $5,517 of costs included in other charges and (iii) $734 of costs included in corporate general and administrative expense.

                                  Page - (24)

Liquidity and Capital Resources

Sources and Uses of Cash

     For the year ended December 31, 2002, net cash provided by operating activities was $29,827, net cash provided by investing activities was $41,748 and net cash used in financing activities was $72,204.

     The net cash provided by investing activities during the year ended December 31, 2002 consisted of $49,461 of aggregate net proceeds from the disposition of properties, partially offset by $7,713 of additions to rental property. These additions to rental property included (i) costs incurred in connection with re-leasing space to new merchants of $5,360 and (ii) costs associated with renovations of $2,353. During the year ended December 31, 2002, we did not engage in any development activities other than certain consulting activities in Europe, which did not have a significant impact on our liquidity or financial condition.

     The gross uses of cash for financing activities of $72,204 during year ended December 31, 2002 consisted of (i) scheduled principal amortization on debt of $14,129 and (ii) principal repayments on the Mezzanine Loan aggregating $63,029 including $10,341 of mandatory prepayments, with net proceeds from the sales of properties.

     The following tables summarize our contractual obligations and other commitments as of December 31, 2002:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Payments Due by Period
                                                   ---------------------------------------------------------------------------------
                                                                        Less than                                          After
Contractual Obligations (1)                             Total             1 year        1 to 3 years    4 to 5 years      5 years
------------------------------------------------------------------------------------------------------------------------------------
Bonds payable                                          $  22,495         $      680        $  1,499       $   1,698       $ 18,618
Notes payable, excluding debt premiums                   462,238            266,659          14,649         121,439         59,491
Defeased notes payable                                    74,764             74,764
Mandatory Redemption Obligation                           16,667             16,667
Interest rate guarantee obligation                         1,477                177            1368             377            555
Operating lease payments                                   8,713              1,519           1,547             469          5,178
                                                       ---------         ----------        --------       ---------       --------
  Total                                                $ 586,354         $  360,466        $ 18,063       $ 123,983       $ 83,842
                                                       =========         ==========        ========       =========       ========
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Annualized
                                                         In Arrears as           Dividend
Preferred Stock Dividends (2)                             of 12/31/02          Requirement
------------------------------------------------------------------------------------------------------------------------------------
Series A Senior Preferred Stock                          $ 18,867               $  6,037
Series B Convertible Preferred Stock                       51,984                 16,635
                                                         --------               --------
  Total                                                  $ 70,851               $ 22,672
                                                         ========               ========
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                         Amount of
                                                        Guarantee as              Maturity
Guarantees of Indebtedness of Others(3)                 of 12/31/02               Date
------------------------------------------------------------------------------------------------------------------------------------
HGP mortgage loan facility                               $  4,000               July 2005
HGP office and equipment debt                               2,240               April 2003
First Mortgage Loan - Prime Outlets at Hagerstown          46,862               June 2004
                                                         --------
  Total                                                  $ 53,102
                                                         ========
====================================================================================================================================

Notes:
(1) Notes payable, excluding debt premiums also excludes contractual obligations related to four outlet centers secured by non-recourse mortgage indebtedness that is currently in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" for additional information). For additional information with respect to our indebtedness, see Note 6 - "Debt" of the Notes to Consolidated Financial Statements. For information regarding the "Mandatory Redemption Obligation" and the "Interest Rate Subsidy Obligation" see "Guarantees and Guarantees of Indebtedness of Others". For information regarding future operating lease payments, see
     Note 11 - "Lease Agreements" of the Notes to Consolidated Financial Statements.
(2)  See "Dividends and Distributions" for additional information.
(3) See "Guarantees and Guarantees of Indebtedness of Others" for additional information.

                                  Page - (25)

Guarantees and Guarantees of Indebtedness of Others

HGP Guarantees

     On July 15, 2002, Horizon Group Properties, Inc. and its affiliates ("HGP") announced they had refinanced a secured credit facility (the "HGP Secured Credit Facility") through a series of new loans aggregating $32,500. Prior to the refinancing, we were a guarantor under the HGP Secured Credit Facility in the amount of $10,000. In connection with the refinancing, our guarantee was reduced to a maximum of $4,000 as security for a $3,000 mortgage loan and a $4,000 mortgage loan (collectively, the "HGP Monroe Mortgage Loan") secured by HGP's outlet shopping center located in Monroe, Michigan. The HGP Monroe Mortgage Loan has a 3-year term, bears interest at the prime lending rate plus 2.50% (with a minimum of 9.90%) and requires monthly interest-only payments. The HGP Monroe Mortgage Loan may be prepaid without penalty after two years. Our guarantee with respect to the HGP Monroe Mortgage Loan will be extinguished if the principal amount of such obligation is reduced to $5,000 or less through repayments.

     Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,240 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures in April 2003, bears interest at LIBOR plus 5.50%, and requires monthly debt service payments.

     On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of approximately $45.5 million secured by six of its other outlet centers. Such defaults do not constitute defaults under the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage nor did they constitute a default under the HGP Secured Credit Facility. We have not recorded any liabilities related to these guarantees and no claims have been made under our guarantees with respect to the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage. HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. ("Horizon") in June 1998.

Prime/Estein Venture Guarantees

     We own three outlet centers through the Prime/Estein Venture. The Prime/Estein Venture is an unconsolidated joint venture partnership between one of our affiliates and an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company. Pursuant to Prime/Estein Venture-related documents to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed-rate financing at an annual rate of 7.75% (the "Interest Rate Subsidy Agreement") for the Birch Run Center, the Prime Outlets at Williamsburg (the "Williamsburg Center") and the Hagerstown Center.

     In August 2001, we, through affiliates, completed a refinancing of $63,000 of first mortgage loans secured by the Birch Run Center. The refinanced loan (the "Birch Run First Mortgage") (i) has a term of 10-years, (ii) bears interest at an effective rate of 8.12% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, we are required to pay to the Prime/Estein Venture the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 8.12% (the "Interest Rate Subsidy Obligation"). The total payments to the Prime/Estein Venture by us over the term of the Birch Run First Mortgage Loan will be approximately $2,723. In connection with the refinancing, we recorded a non-recurring loss of $1,882 (included in other charges in the accompanying Consolidated Statements of Operations) during the third quarter of 2001 representing the net present value of the Interest Rate Subsidy Obligation. Additionally, we also incurred $1,036 of non-recurring refinancing costs (included in other charges) in the third quarter of 2001. As of December 31, 2002, the Interest Rate Subsidy Obligation (included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet) was $1,477.

     In October 2001, we, through affiliates, completed the refinancing of a $32,500 first mortgage loan secured by the Williamsburg Center. The new first mortgage loan (the "Williamsburg First Mortgage") (i) has a term of 10-years,
(ii) bears interest at a fixed-rate of 7.69% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, the Prime/Estein Venture is required to pay to us the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 7.69%.

                                  Page - (26)

     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.88% as of December 31, 2002. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. We have not recorded any liability related to our guarantee of the Hagerstown First Mortgage; however, in connection with the sale of the Hagerstown Center, we established a reserve for estimated refinancing costs in the amount of $937, which is included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2002. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

Mandatory Redemption Obligation

     In connection with our sale of the Bridge Properties in July 2002, we guaranteed FRIT PRT Bridge Acquisition LLC ("FRIT") (i) a 13% return on its $17,236 of invested capital and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") in FPI by December 31, 2003. As of December 31, 2002, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $16,667 (included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet). See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans held by New York Life Insurance Company ("New York Life") at the time of the suspension. These non-recourse mortgage loans were cross-defaulted and cross-collateralized by Prime Outlets at Conroe (the "Conroe Center"), located in Conroe, Texas, and Prime Outlets at Jeffersonville II (the "Jeffersonville II Center"), located in Jeffersonville, Ohio. Effective January 1, 2002, New York Life foreclosed on the Conroe Center. Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. See Note 3 - "Property Dispositions" for additional information.

     The foreclosure of the Conroe Center did not have a material impact on our results of operations or financial condition because during 2001 all excess cash flow from the operations of the Conroe Center was utilized for debt service on its non-recourse mortgage loan. Additionally, the transfer of our ownership interest in the Jeffersonville II Center did not have a material impact on our results of operations or financial condition because during 2001 and through the transfer date in 2002, all excess cash flow from the operations of the Jeffersonville II Center was utilized for debt service on the non-recourse mortgage loan.

     During August of 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans which were cross-collateralized by Prime Outlets at Vero Beach (the "Vero Beach Center"), located in Vero Beach, Florida, and Prime Outlets at Woodbury (the "Woodbury Center"), located in Woodbury, Minnesota (collectively, the "John Hancock Properties"). These non-recourse mortgage loans were held by John
Hancock Life Insurance Company ("John Hancock"). Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. Foreclosure on the Vero Beach Center did not, and the expected transfer of our ownership interest in the Woodbury Center is not, expected to have a material impact on our results of operations or financial condition because during 2002, all excess cash flow from the operations of the John Hancock Properties was utilized for debt service on their non-recourse mortgage loans.

                                  Page - (27)

     In December 2002, we notified the servicer of certain non-recourse mortgage loans (cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) totaling $24,919 as of December 31, 2002 that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. At that time, certain of our subsidiaries suspended the regularly scheduled monthly debt service payments. Subsequent to our notification to the servicer, we have been remitting on a monthly basis all available cash flow from the properties, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the lenders to accelerate the loan and to exercise various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The lender has notified us that it has accelerated the loan. Since that time we have initiated discussions with the servicer of the loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification to the terms of the loans. However, any action by the lender with respect to these properties is not expected to have a material impact on our results of operations or financial condition because we are currently only remitting available cash flow.

Defeasance of Mega Deal Loan

     On December 6, 2002, we completed the sale of two outlet centers (together, the "Colorado Properties"), which were part of the 15 properties contained in the collateral pool securing a first mortgage and expansion loan (the "Mega Deal Loan"), which had a then outstanding balance of $338,940. In connection with the release of the Colorado Properties from the collateral pool, we were required to partially defease the Mega Deal Loan. Therefore, the Mega Deal Loan was bifurcated into (i) a defeased portion in the amount of $74,849 (the "Defeased Notes Payable") and (ii) an undefeased portion in the amount of $264,091, which is still referred to as the Mega Deal Loan. Both the Defeased Notes Payable and the Mega Deal Loan (i) bear interest at a fixed-rate of 7.782%, (ii) require monthly payments of principal and interest pursuant to a 30-year amortization schedule and (iii) mature on November 11, 2003. The Mega Deal Loan is now secured by the remaining 13 properties contained in the collateral pool. We used $79,257 of the gross proceeds from the sale of the Colorado Properties to purchase US Treasury Securities, which were placed into a trustee escrow (the "Trustee Escrow"). The Trustee Escrow is used to make the scheduled monthly debt service payments, including the payment of the then outstanding principal amount, together with all accrued and unpaid interest on the maturity date of November 11, 2003, under the Defeased Notes Payable. As of December 31, 2002, the outstanding balance of the Defeased Notes Payable was $74,764 and the balance of the Trustee Escrow was $79,042 (included in restricted cash in the accompanying Consolidated Balance Sheet). See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information. Furthermore, in connection with the partial defeasance of the Mega Deal Loan we amended the Mega Deal Loan so that (i) we are required to fund 10 monthly payments of $500 into a lender escrow to be used as additional cash collateral and (ii) release prices for the remaining 13 properties in the collateral pool were amended to provide for a more orderly refinancing of the Mega Deal Loan.

Debt Service Obligations

     The scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $7,955 and (ii) $41,250 of aggregate non-recourse mortgage indebtedness in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" above), and related average contractual interest rates by year of maturity as of December 31, 2002 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                     Bonds Payable
                                  (including sinking                                       Defeased
                                    fund payments)            Notes Payable              Notes Payable               Total Debt
                                 ---------------------  ------------------------    ----------------------   -----------------------
                                   Average                Average                      Average                Average
                                  Interest  Principal    Interest     Principal       Interest   Principal    Interest   Principal
Years Ended December 31,           Rates    Maturities    Rates       Maturities       Rates     Maturities    Rates     Maturities
------------------------------------------------------------------------------------------------------------------------------------
2003                               6.33%   $    680        7.79%      $ 266,659        7.78%      $ 74,764      7.78%     $ 342,103
2004                               6.34%        726        8.44%          3,075                                 8.04%         3,801
2005                               6.34%        773        8.58%         11,574                                 8.44%        12,347
2006                               6.34%        820        8.83%        120,437                                 8.81%       121,257
2007                               6.34%        878        7.60%          1,002                                 7.02%         1,880
Thereafter                         6.52%     18,618        7.57%         59,491                                 7.32%        78,109
                                   ----    --------        ----       ---------        ----       --------      ----      ----------
                                   6.49%   $ 22,495        8.06%      $ 462,238        7.78%      $ 74,764      7.96%     $ 559,497
                                   ====    ========        ====       =========        ====       ========      ====      ==========
====================================================================================================================================

     Such indebtedness in the amount of $559,497 had a weighted-average maturity of 2.6 years and bore contractual interest at a weighted-average rate of 7.96% per annum. At December 31, 2002, all of such indebtedness bore interest at fixed rates. Our scheduled principal payments during 2003 for such indebtedness aggregated $342,103. In addition to regularly scheduled principal payments, the 2003 scheduled principal payments also reflect balloon payments of (i) $260,681 for the Mega Deal Loan and (ii) $73,882 due for the Defeased Notes Payable. Both the Mega Deal Loan and the Defeased Notes Payable are scheduled to mature on November 11, 2003. All debt service due under the Defeased Notes Payable, including the balloon payment due at maturity, will be made from the Trustee Escrow. See "Going Concern" for additional information.

                                  Page - (28)

Going Concern

     Our liquidity depends on cash provided by operations and potential capital raising activities such as funds obtained through borrowings, particularly refinancing of existing debt, and cash generated through asset sales. Although we believe that estimated cash flows from operations and potential capital raising activities will be sufficient to satisfy our scheduled debt service and other obligations and sustain our operations for the next year, there can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of the potential capital raising activities, if they should occur, will be as favorable as we have experienced in prior periods.

     During 2003, our Mega Deal Loan matures on November 11, 2003. The Mega Deal Loan, which is secured by a 13 property collateral pool, had an outstanding principal balance of $263,793 as of December 31, 2002 and will require a balloon payment of $260,681 at maturity. Based on our initial discussions with various prospective lenders, we are currently projecting a potential shortfall with respect to refinancing the Mega Deal Loan. However, we believe this shortfall may be alleviated through potential asset sales and/or other capital raising activities, including the placement of mezzanine level debt. We caution that our assumptions are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion, or which may adversely impact our ability to consummate various asset sales or other capital raising activities.

     In connection with the completion of the sale of the Bridge Properties in July 2002, we guaranteed to FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return the Mandatory Redemption Obligation by December 31, 2003. Although we are in the process of seeking to generate additional liquidity to repay the Mandatory Redemption Obligation through (i) the sale of FRIT's ownership interest in the Bridge Properties and/or (ii) the placement of additional indebtedness on the Bridge Properties, there can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 property collateral pool under the aforementioned Mega Deal Loan.

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

Defaults  on   Certain  Non-recourse  Mortgage  Indebtedness  of  Unconsolidated
Partnerships

     Two mortgage loans related to projects in which we, through subsidiaries, indirectly own joint venture interests have matured and are in default. The mortgage loans, at the time of default, were (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on Oxnard Factory Outlet, an outlet center located in Oxnard, California, held by Fru-Con. An affiliate of ours has a 50% ownership interest in the partnership, which owns Phase I of the Bellport Outlet Center. Fru-Con and us are each a 50% partner in the partnership that owns the Oxnard Factory Outlet.

     Union Labor filed for foreclosure on Phase I of the Bellport Outlet Center and a receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing and leasing Phase I of the Bellport Outlet Center. A judgment for foreclosure was entered on January 25, 2003 in the amount of $12,711. The foreclosure occurred on March 17, 2003 with Union Labor acquiring the property for $5,100. We continue to negotiate the terms of a transfer of our ownership interest in Oxnard Factory Outlet to Fru-Con. We do not manage or lease Oxnard Factory Outlet.

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

     In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in (i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of December 31, 2002, the carrying value of our investment in these properties was $0.

                                  Page - (29)

2002 Debt Transactions

     We disposed of certain properties through various transactions, including sale, joint venture arrangements, foreclosure and transfer to lender, during the year ended December 31, 2002. In connection with these dispositions, we reduced our indebtedness by $349,378, including the partial defeasance of $74,849 of the Mega Deal Loan. This reduction also includes (i) the repayment of associated mortgage indebtedness aggregating $168,982, (ii) debt assumed by the purchaser of $46,862 and (iii) debt associated with foreclosure or transfer of properties aggregating $58,685. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

     At the beginning of 2002, our Mezzanine Loan had an outstanding balance of $62,079. During 2002 we repaid the Mezzanine Loan in full through (i) regularly scheduled monthly principal payments aggregating $9,295, (ii) additional principal payments aggregating $45,467 made with excess proceeds from our asset sales (see Note 3 - "Property Dispositions" for additional information) and
(iii) a payoff of $7,317 with cash from escrows and operating cash. In connection with the early extinguishment of the Mezzanine Loan, we incurred a non-recurring loss of $525 (included in interest expense in the accompanying Consolidated Statements of Operations) in the fourth quarter of 2002 representing the write-off of remaining unamortized deferred financing costs. The Mezzanine Loan was obtained in December 2000 in the original amount of $90,000 and was scheduled to mature on September 30, 2003. Through a series of amendments and modifications to its terms, the Mezzanine Loan bore interest at a fixed-rate of 19.75% at the time of retirement.

Dividends and Distributions

     To qualify as a REIT for federal income tax purposes, we are required to pay distributions to our common and preferred shareholders of at least 90% of our REIT taxable income in addition to satisfying other requirements. Although we intend to make distributions, if necessary, to remain qualified as a REIT under the Code, we also intend to retain such amounts as we consider necessary from time to time for our capital and liquidity needs.

     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. We are currently in arrears on thirteen quarters of preferred stock distributions due February 15, 2000 through February 15, 2003, respectively.

     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of December 31, 2002, unpaid dividends for the period beginning on November 16, 1999 through December 31, 2002 on our Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $18,867 and $51,984, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2002 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Strategic Alternatives

     We have engaged Houlihan Lokey Howard & Zukin Capital to assist us in exploring recapitalization, restructuring, financing and other strategic alternatives designed to strengthen our financial position and address our long-term capital requirements. There can be no assurance as to the timing, terms or completion of any transaction.

Settlement of Tenant Matters

     To date, we have entered into settlement agreements with respect to certain tenant matters providing for aggregate payments of $2,760. Through December 31, 2002, we made approximately $2,607 of such required payments. These payments were principally made from certain funds escrowed under our Mezzanine Loan, which was repaid in full in December 2002. The remaining payment of $153 was made in January 2003 with cash from operations.

     These settlement agreements did not have a material impact on our financial condition or our results from operations. We had previously established reserves aggregating $5,000 for the settlement of such matters. See Note 12 - "Special Charges" and Note 13- "Legal Proceedings" of the Notes to Consolidated Financial Statements for additional information.

                                  Page - (30)

Development Activities and Capital Expenditures

     During 2003, we will continue to explore potential international opportunities and will selectively consider expansion and/or redevelopment of certain of our existing outlet centers. We do not currently expect such activities to have a significant impact on our liquidity or financial condition.

     Additionally, we expect to incur costs during 2003 (i) in connection with releasing space to new tenants and (ii) for repairs and maintenance of our properties. However, we do not expect such expenditures to have a significant impact on our liquidity or financial condition because reserves for such costs are paid monthly into escrow accounts under many of our loans. See Note 4 - "Restricted Cash" of the Notes to Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements

     In October, 2001, the Financial Accounting Standards Board ("FASB") issued FAS No. 144, "Accounting for Impairment of Disposal of Long-lived Assets." FAS No. 144 supercedes FAS No. 121, however it retains the fundamental provisions of that statement as related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, FAS No. 144 (i) provides further guidance regarding the estimation of cash flows in the performance of a recoverability test, (ii) requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and (iii) established more restrictive criteria to classify an asset as "held for sale." As previously mentioned, effective January 1, 2002, we adopted FAS No. 144. Our adoption of FAS No. 144 effective January 1, 2002 did not have a material impact on our results of operations or financial position.

     In May 2002, the FASB issued FAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded FAS No. 4, FAS No. 44 and FAS No. 64 and amended FAS No. 13. FAS No. 145 addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. We early adopted FAS No. 145 on December 31, 2002. As a result of our adoption of FAS No. 145, any non-recurring costs incurred in connection with the early extinguishment of debt are classified as a component of interest expense in the accompanying Consolidated Statements of Operations for all periods presented. Nevertheless, the adoption of FAS No. 145 did not have a material impact on our results of operations or financial position.

     In December 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, an initial liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 effective December 31, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are in the process of determining the impact, if any, on our results of operations or financial condition from the adoption of FIN No.
45. See "Guarantees and Guarantees of Indebtedness of Others" contained in Note 6 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply the provisions of FIN No. 46 to any existing variable interests in variable interest entities by no later than December 31, 2004. We do not believe that FIN No. 46 will have a significant impact on our financial statements.

Risk Management Activities

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

                                  Page - (31)

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. In certain cases, we have used derivative financial instruments such as interest rate protection agreements to manage interest rate risk associated with variable-rate indebtedness. Nevertheless, as of December 31, 2002, all of our outstanding indebtedness bore interest at fixed rates. See Item 7 Item 7A - "Quantitative and Qualitative Disclosures About Material Risk" for additional information.

Economic Conditions

     In general, the leases relating to our outlet centers have terms of three to five years and most contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling us to receive percentage rents for annual sales in excess of certain thresholds based on merchants' gross sales. In addition, lease agreements generally provide for (i) the recovery of a merchant's proportionate share of actual costs of common area maintenance ("CAM"), refuse removal, insurance, and real estate taxes, (ii) a contribution for advertising and promotion and (iii) an administrative fee. CAM includes items such as utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses. We continually monitor our lease provisions in light of current and expected economic conditions and other factors. In this regard, we may consider alternative lease provisions (e.g., fixed CAM) where appropriate.

Funds from Operations

     Industry analysts generally consider funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), an alternative non-GAAP measure of performance of an equity REIT. In 1991, NAREIT adopted its definition of FFO. This definition was clarified in 1995, 1999 and 2002. FFO is currently defined by NAREIT as net income or loss
(computed in accordance with GAAP), excluding gains or losses from provisions for asset impairment and sales of depreciable operating property, plus depreciation and amortization (other than amortization of deferred financing costs and depreciation of non-real estate assets) and after adjustment for unconsolidated partnerships and joint ventures and discontinued operations. FFO includes non-recurring events, except for those that are defined as "extraordinary items" in accordance with GAAP. FFO excludes the earnings impact of "cumulative effects of accounting changes" as defined by GAAP. Effective January 1, 2002, FFO related to assets held for sale, sold or otherwise transferred and included in results of discontinued operations (in accordance with the requirements of FAS No. 144) should continue to be included in FFO.

     We believe that FFO is an important and widely used non-GAAP measure of the operating performance of REITs, which provides a relevant basis for comparison to other REITs. Therefore, FFO is presented to assist investors in analyzing our performance. Our FFO is not comparable to FFO reported by other REITs that do not define the term using the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Therefore, we caution that the calculation of FFO may vary from entity to entity and, as such the presentation of FFO by us may not be comparable to other similarly titled measures of other reporting companies. We believe that to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income determined in accordance with GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

     TABLE 10 provides a reconciliation of loss from continuing operations before allocations to minority interests and preferred shareholders to FFO for the years ended December 31, 2002, 2001 and 2000. FFO decreased $2,374, or 9.4%, to $22,882 for the year ended December 31, 2002 from $25,256 for the same period in 2001. FFO decreased $32,711, or 56.4%, to $25,256 for the year ended December 31, 2001 from $57,967 for the year ended December 31, 2000.

     The 2002 FFO results include a second quarter non-recurring charge (included in other charges) of $3,000 related to pending and potential tenant claims with respect to certain lease provisions. The 2001 FFO results include non-recurring charges and losses aggregating $3,036 (included in other charges) consisting of (i) a fourth quarter non-recurring of $2,000 related to pending and potential tenant claims with respect to certain lease provisions and (ii) a third quarter non-recurring loss of $1,036 related to the refinancing of first mortgage loans on the Birch Run Center. The 2000 FFO results include net non-recurring items totaling ($2,504). Such non-recurring items include non-recurring costs aggregating $4,876 consisting of (i) general and administrative costs aggregating $3,876 and (ii) $1,100 of costs (included in other charges) related to the termination of a sale agreement; partially offset by (iii) a gain on the sale of outparcel land of $2,472 (included in interest and other income). Excluding the net impact of these non-recurring items, FFO was $25,882, $28,292 and $60,471 for the years ended December 31, 2002, 2001 and
2000, respectively.

                                  Page - (32)

Table 10 - Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                     2002               2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations
  before minority interests                                               $ (101,010)         $ (99,945)         $ (147,843)
Adjustments:
  Loss (gain) on sale of real estate                                          (5,802)             1,063              42,648
  Provision for asset impairment                                              84,093             63,026              68,663
  Depreciation and amortization                                               34,301             45,863              57,930
  Non-real estate depreciation and amortization                               (2,166)            (2,251)             (1,703)
  Unconsolidated joint ventures' adjustments                                   3,957              3,074               3,269
  Non-cash partnership interest subsidy                                            -              1,882                   -
  Discontinued operations                                                      1,942              1,489               4,653
  Discontinued operations - net gain on dispositions                         (26,152)                 -                   -
  Discontinued operations - provision for impairment                          27,757                  -                   -
  Discontinued operations - depreciation and amortization                      5,437             11,055               9,626
                                                                          ----------          ---------          ----------
FFO before adjustments for non-recurring losses                               22,357             25,256              37,243
  Non-recurring loss on early extinguishment of debt(1)                          525                  -               4,206
  Loss on eOutlets(2)                                                              -                  -              14,703
  Loss on Designer Connection(2)                                                   -                  -               1,815
                                                                          ----------          ---------          ----------
FFO before allocations to minority interests
  and preferred shareholders                                              $   22,882          $  25,256          $   57,967
                                                                          ==========          =========          ==========

Other Data:
Net cash provided by operating activities                                 $   29,827          $  32,911          $   32,450
Net cash provided by investing activities                                     41,748              5,595               1,095
Net cash used in financing activities                                        (72,204)           (39,875)            (31,982)
====================================================================================================================================

Notes:
(1) Represents non-recurring charges incurred in connection with the early extinguishment of debt. We adopted FAS No. 145 effective December 31, 2002 and, accordingly, classified such costs as a component of interest expense. These costs are attributable to financing activities ancillary to our core real operations.
(2) Represents the results of business activities ancillary to our core real estate operations. Due to financial constraints, we decided to discontinue the Designer Connection and eOutlets.com businesses in December 1999 and April 2000, respectively. See Note 12 - "Special Charges" of the Notes to Consolidated Financial Statements for additional information.

                                  Page - (33)

     TABLE 11 provides a reconciliation of income (loss) from continuing operations before allocations to minority interests and preferred shareholders to FFO for each of the quarterly periods in 2002 and 2001.

Table 11 - Consolidated Quarterly Summary of Funds from Operations (1)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    2002                                       2001
----------------------------------------------------------------------------------------   -----------------------------------------
                                                 Fourth    Third       Second    First      Fourth      Third     Second   First
                                                 Quarter   Quarter     Quarter   Quarter    Quarter     Quarter   Quarter  Quarter
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
  before minority interests                    $(4,770)  $(86,022)   $(20,629)  $ 10,411   $(12,457)   $(73,929)  $(7,441) $ (6,118)
Adjustments:
  Loss (gain) on sale of real estate                 -          -      10,991    (16,793)     1,615           -       180      (732)
  Provision for asset impairment                 2,474     81,619           -          -          -      63,026         -         -
  Depreciation and amortization                  6,537      8,342       9,214     10,208     12,301      11,241    11,114    11,207
  Non-real estate depreciation and
  amortization                                    (473)      (601)       (538)      (554)      (558)       (563)     (562)     (568)
  Unconsolidated joint ventures'
  adjustments                                    1,060      1,151         963        783        866         620     1,033       555
  Non-cash joint venture interest subsidy            -          -           -          -          -       1,882         -         -
  Discontinued operations                       17,712      2,517      (9,557)    (8,730)       127         677       198       487
  Discontinued operations - net (gain)
  loss on disposition                          (16,533)   (17,121)     (2,121)     9,623          -           -         -         -
  Discontinued operations - provision
  for impairment                                     -     15,557      12,200          -          -           -         -         -
  Discontinued operations - depreciation
   and amortization                                241      1,448       1,733      2,015      3,453       2,525     2,609     2,468
                                               -------   --------    --------   --------   --------    --------   -------  --------
FFO before adjustments for non-recurring
  losses                                         6,248      6,890       2,256      6,963      5,347       5,479     7,131     7,299
  Non-recurring loss on early
  extinguishment of debt(2)                        525          -           -          -          -           -         -         -
                                               -------   --------    --------   --------   --------    --------   -------  --------
FFO before allocations to minority
  interests and preferred shareholders         $ 6,773   $  6,890    $  2,256   $  6,963   $  5,347    $  5,479   $ 7,131  $  7,299
                                               =======   ========    ========   ========   ========    ========   =======  ========

Other Data:
Net cash provided by operating activities      $13,401   $  6,490    $  5,268      4,668     12,588       2,163    10,200     7,960
Net cash provided by (used in) investing
activities                                      23,555     (1,478)      9,095     10,576      5,529       4,586    (7,022)    2,502
Net cash used in financing activities          (36,087)    (4,174)    (15,252)  $(16,691)  $(15,402)   $ (6,000)  $(4,795) $(13,678)
====================================================================================================================================

Notes:
(1) Certain prior quarterly financial information has been reclassified pursuant to the requirements of FAS No. 144.
(2) Represents non-recurring charges incurred in connection with the early extinguishment of debt. We adopted FAS No. 145 effective December 31, 2002 and, accordingly, classified such costs as a component of interest expense. These costs are attributable to financing activities ancillary to our core real estate operations.

                                  Page - (34)

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

Interest Rate Risk

       In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. Nevertheless, as of December 31, 2002, all of our outstanding indebtedness bore interest at fixed rates. The following table provides a summary of principal cash flows, excluding (i) unamortized debt premiums of $7,955 and (ii) non-recourse mortgage indebtedness aggregating $41,250 on certain properties which is in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" within "Liquidity and Capital Resources" of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information), and related contractual interest rates by fiscal year of maturity. See Note 6 - "Debt" of the Notes to Consolidated Financial Statements contained herein for additional information with respect to the terms of our debt instruments.

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                       2003           2004          2005          2006           2007     Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------
Bonds Payable
Principal                          $    680        $   726      $    773     $     820        $   878       $ 18,618     $  22,495
Average interest rate                  6.33%          6.34%         6.34%         6.34%          6.34%          6.52%         6.49%

Notes Payable
Principal                          $266,659        $ 3,075      $ 11,574     $ 120,437        $ 1,002       $ 59,491     $ 462,238
Average interest rate                  7.79%          8.44%         8.58%         8.83%          7.60%          7.57%         8.06%

Defeased Notes Payable
Principal                          $ 74,764                                                                              $  74,764
Average interest rate                  7.78%                                                                                  7.78%
====================================================================================================================================

     Additionally, we sold Prime Outlets at Hagerstown (the "Hagerstown Center") on January 11, 2002 to an existing joint venture partnership (the "Prime/Estein Venture"). In connection with the sale, the Prime/Estein Venture assumed the first mortgage loan on the Hagerstown Center (the "Hagerstown First Mortgage") in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.88% as of December 31, 2002. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. At December 31, 2002, a hypothetical 100 basis point move in the LIBOR rate would impact our guarantee by $469. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information  required by this Item is set forth at the pages  indicated  in
Item 14(a) below.

             ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                  Page - (35)

                                    PART III

                               ITEMS 10, 11 and 13

     The information required by Items 10, 11, and 13 (except that information regarding executive officers called for by Item 10 that is contained in Part I) is incorporated herein by reference from the definitive proxy statement (the "Proxy Statement") that the Company intends to file pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or before April 30, 2003.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except as set forth herein, the information required by Item 12 is incorporated by reference from the Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management."

Equity Compensation Plans

     The following table summarizes information, as of December 31, 2002, relating to our equity compensation plans pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.



                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                             Number of securities
                                                                                                            remaining available for
                                             Number of securities to             Weighted-average          future issuance under
                                             be issued upon exercise             exercise price            equity compensation
                                             of outstanding options,          of outstanding options,    plans (excluding securities
                                               warrants and rights             warrants and rights       reflected in column (a))
                                           ----------------------------    --------------------------    ---------------------------

Plan Category                                      (a)                                 (b)                           (c)
Equity compensation plans approved
  by stockholders(1)                                    4,060,313 (3)                        $4.83 (4)                     1,225,224
Equity compensation plans not approved
  by stockholders(2)                                            -                                -                                 -

Total(2)                                                4,060,313                            $4.83 (4)                     1,225,224

Notes:
(1) Includes the 1994 Stock Incentive Plan, the 1995 Stock Incentive Plan, the 1998 Long-Term Incentive Plan, the Nonemployee Director Plan and plans assumed in connection with acquisition transactions.
(2) Excludes the Prime Retail, Inc. 2002 Long-term Incentive Plan, which is attached as Exhibit 10.9 hereto. Awards under such plan may be paid in stock at the Company's discretion.
(3) Includes 3,377,617 outstanding options (including 682,696 outstanding options granted under plans assumed in connection with acquisition transactions).
(4) Reflects outstanding options at a weighted-average exercise price of $2.24 under the 1994 Stock Incentive Plan, $4.48 under the 1995 Stock Incentive Plan, $3.06 under the 1998 Long-Term Incentive Plan, $8.50 under the Nonemployee Director Plan and $12.75 under plans assumed in connection with acquisition transactions.

                                  Page - (36)

                                     PART IV

                        ITEM 14 - CONTROLS AND PROCEDURES

     The Company, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on their evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective. In addition, they concluded that there were no significant deficiencies in the design or operation of internal controls, which could significantly affect our ability to record, process, summarize and report financial data. There have been no significant changes in our internal controls or in other factors which could significantly affect these controls subsequent to the date of their evaluation.

     Our disclosure controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

   ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1. Financial Statements

       Report of Independent Auditors                                                                        F-1

       Consolidated Balance Sheets as of December 31, 2002 and 2001                                          F-2

       Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000            F-3

       Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000            F-4

       Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002,                F-6
           2001 and 2000

       Notes to Consolidated Financial Statements                                                            F-7

      2.  Financial Statement Schedules

         The following financial statement schedule is included in Item 15 (d):

         Schedule III--Real Estate and Accumulated Depreciation                                              F-32

         Notes to Schedule III                                                                               F-33

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

                                  Page - (37)

      Exhibit
      Number       Description

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

         4.4 Warrant to Purchase Common Stock Certificate of the Company dated December 22, 2000 issued to FRIT PRT Lending LLC [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

         4.5 Warrant to Purchase Common Stock Certificate of the Company dated December 22, 2000 issued to Greenwich Capital Financial Products, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

        10.1 Third Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P. dated as of October 15, 1998 and effective as of June 15, 1998. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616).]

        10.2 Amendment No. 1 to Third Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P. dated as of September 28, 1999. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23616).]

        10.3 Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Prime Retail, L.P., dated as of April 15, 2002. [Incorporated by reference to the same titled exhibit in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 001-13301).]

        10.4 1994 Stock Incentive Plan [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

        10.5 1995 Stock Incentive Plan [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

        10.6 Non-employee Director Stock Plan [Incorporated by reference to Appendix I in the Company's registration statement on Form S-4 (File No. 333-51285).]

        10.7       1998   Long-Term   Stock   Incentive  Plan  [Incorporated  by
                   reference   to  Appendix  J  in  the  Company's  registration
                   statement on Form S-4 (File No. 333-51285).]

        10.8 Description of the 1999 Long-Term Incentive Plan [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616).]

**      10.9       Prime Retail, Inc. 2002 Long-Term Incentive Plan

        10.10 Employment agreement dated July 24, 2000 between Prime Retail, Inc. and Glenn D. Reschke. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 01-13301).]

**      10.11      Second  Amendment  to  Employment Agreement, dated August 12,
                   2002, by and between Prime Retail, Inc. and Glenn D. Reschke.

        10.12 Employment Agreement dated June 11, 2000 between Prime Retail, Inc. and Robert A. Brvenik. [Incorporated by reference to the same titled exhibit in the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 01-13301).]

                                  Page - (38)

      Exhibit
      Number       Description

        10.13 Amendment to Employment Agreement dated April 2, 2001 between Prime Retail, Inc. and Robert A. Brvenik. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 01-13301).]

**      10.14      Third  Amendment  to  Employment  Agreement, dated August 12,
                   2002, by  and  between   Prime   Retail,  Inc. and  Robert A.
                   Brvenik.

        10.15 Employment Agreement dated March 21, 2002 between Prime Retail, Inc. and R. Kelvin Antill. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 01-13301).]

**      10.16      Second  Amendment  to  Employment Agreement, dated August 12,
                   2002, by and between Prime Retail, Inc. and R. Kelvin Antill.

        10.17 Employment Agreement dated January 10, 2002 between Prime Retail, Inc. and David G. Phillips. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 01-13301).]

**      10.18      Second  Amendment  to  Employment Agreement, dated August 12,
                   2002,  by  and  between  Prime  Retail,  Inc.  and  David  G.
                   Phillips.

        10.19 Employment Agreement, dated June 6, 2002, by and between Prime Retail, Inc. and Frederick J. Meno IV. [Incorporated by reference to the same titled exhibit in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 01-13301).]

**      10.20      Amendment to Employment Agreement,  dated August 12, 2002, by and between Prime Retail, Inc. and Frederick J. Meno IV.

        10.21 Separation Agreement dated February 23, 2000 by and between Prime Retail, Inc. and Abraham Rosenthal. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-23616).]

        10.22 Separation Agreement dated August 24, 2000 by and between Prime Retail, Inc. and Prime Retail, L.P. and William H. Carpenter, Jr. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 0-23616).]

        10.23 Letter Agreement dated April 24, 2001 between Prime Retail, Inc., and Prime Retail, L.P. and Abraham Rosenthal amending Separation Agreement dated February 23, 2000. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 01-13301).]

        10.24 Letter Agreement dated April 24, 2001 between Prime Retail, Inc., Prime Retail, L.P. and William H. Carpenter, Jr. amending Separation Agreement dated August 24, 2000. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 01-13301).]

        10.25 Letter Agreement with David G. Phillips regarding the purchase of units in Prime Retail, L.P. dated August 6, 1996. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-23616).]

        10.26      Registration  Rights  Agreement  dated  June 15, 1998  by and between Prime Retail, Inc. and Prime Retail, L.P. for the benefit of holders of common units of Prime Retail, L.P. and certain stockholders of Prime Retail, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616).]

        10.27 Form of Property Level General Partnership Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 33-68536).]

        10.28 Form of Property Level Limited Partnership Agreement [Incorporated by reference to the same titled exhibit in the Company's registration statement of Form S-11 (Registration No. 33-68536).]

                                  Page - (39)

      Exhibit
      Number       Description

        10.29 Noncompetition and Restriction Agreement with Michael W. Reschke of PGI [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

**      10.30      Release Agreement dated January 22, 2001 by and between Prime
                   Retail, Inc., Prime Retail,  L.P. and Michael W. Reschke.

        10.31 Consulting Agreement between the Company and Marvin Traub Associates, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

        10.32 Waiver, Recontribution and Indemnity Agreement by the Limited Partners [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as amended (File No. 0-23616).]

        10.33 Indemnity Agreement made by the Company in favor of The Prime Group, Inc. and Prime Group Limited Partnership [Incorporated by reference to the same titled exhibit in the Company's registration statement on Form S-11 (Registration No. 333-1666).]

        10.34 Promissory Note dated October 31, 1996 by and between Prime Retail, L.P. and Nomura Asset Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

        10.35 Form of Deed of Trust, Security Agreement, Assignment of Tents and Fixture Filings with Nomura Asset Capital Corporation [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

        10.36 Consulting Agreement between the Company and Financo, Inc. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 0-23616).]

        10.37 Amended and Restated Agreement and Plan of Merger among Prime Retail, Inc., Prime Retail, L.P., Horizon Group, Inc., Sky Merger Corp., Horizon Group Properties, Inc., Horizon Group Properties, L.P., and Horizon/Glen Outlet Centers Limited Partnership dated as of February 1, 1998 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated February 1, 1998 (File No. 0-23616).]

        10.38 Agreement among Prime Retail, Inc., Horizon Group, Inc., Mr. David H. Murdock, Castle & Cooke Properties, Inc., and Pacific Holding Company dated as of February 1, 1998 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated February 1, 1998 (File No. 0-23616).]

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

        10.41 Amended and Restated Guaranty and Indemnity Agreement dated as of July 31, 2001 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. [Incorporated by reference to the same titled exhibit in the Company's Quarterly Report on Form 10-Q dated September 30, 2001 (File No. 0-23616).]

                                  Page - (40)

      Exhibit
      Number       Description

        10.42 Second Amended and Restated Guaranty and Indemnity Agreement dated as of July 10, 2002 by and among Horizon Group Properties, Inc., Horizon Group Properties, L.P., Prime Retail, Inc. and Prime Retail, L.P. [Incorporated by reference to the same titled exhibit in the Company's Quarterly Report on Form 10-Q dated June 30, 2002 (File No. 001-13301).]

        10.43 Contribution Agreement dated as of June 15, 1998 by and among Horizon Group, Inc., Sky Merger Corp., Horizon/Glen Outlet Centers Limited Partnership, Horizon Group Properties, Inc., and Horizon Group Properties, L.P. [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-k dated June 15, 1998 (File No. 001-13301).]

        10.44 Purchase and Sale Agreement, dated as of August 6, 1999, among The Prime Outlets at Birch Run, L.L.C., The Prime Outlets at Williamsburg, L.L.C., and Outlet Village of Hagerstown Limited Partnership and Welp Triple Outlet, L.C. [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated August 11, 1999 (File No. 001-13301).]

        10.45 Seventh Amendment dated December 4, 2001 to Purchase and Sale Agreement, dated as of August 6, 1999, among The Prime Outlets at Birch Run, L.L.C., The Prime Outlets at
                   Williamsburg, L.L.C., and Outlet Village of Hagerstown Limited Partnership and Welp Triple Outlet L.C. [Incorporated by reference to the same titled exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended (File No. 0-23616).]

        10.46 Guaranty Agreement dated July 10, 2002 by Horizon Group Properties, Inc., Horizon Group Properties, L.P. and Prime Retail, L.P., collectively, as guarantors, in favor of Beal Bank, S.S.B. [Incorporated by reference to the same titled exhibit in the Company's Quarterly Report on Form 10-Q dated September 30, 2002 (File No. 001-13301).]

        10.47 Real Estate Sale Agreement, dated January 9, 2002, by and between (i) Shasta Outlet Center Limited Partnership, The Prime Outlets at Calhoun Limited Partnership, Carolina Factory Shops Limited Partnership, Latham Factory Stores Limited Partnership, The Prime Outlets at Lee Limited partnership, Prime Lee Development Limited Partnership and Buckeye Factory Shops Limited Partnership, collectively, as sellers and (ii) PWG Capital, LLC, as purchaser [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated August 8,
                   2002).]

        10.48 First Amendment to Real Estate Sale Agreement dated March 27, 2002 [Incorporated by reference to the same titled exhibit in the Company's Current Report on Form 8-K dated August 8, 2002).]

        10.49 Second Amendment to Real Estate Sale Agreement dated April 5, 2002 [Incorporated by reference to the same titled exhibit in the Company's Report on Form 8-K dated August 8, 2002).]

**      10.50      Amended   and  Restated  Promissory  Note dated  December  6,
                   2002 between  Coral  Isle Factory Shops Limited  Partnership,
                   Gulf  Coast  Factory  Shops  Limited Partnership,  Coral Isle
                   Factory Shop Limited Partnership,  Kansas  City Factory Shops
                   Limited Partnership,  Ohio Factory Shops Limited Partnership,
                   San Marcos Factory Store, LTD, Triangle Factory Store Limited
                   Partnership,  Gainesville Factory  Shops Limited Partnership,
                   Florida Keys  Factory Shops  Limited  Partnership,  The Prime
                   Outlets  at  Lebanon  Limited  Partnership,   Magnolia  Bluff
                   Factory  Shops  Limited  Partnership,  Huntley  Factory Shops
                   Limited   Partnership,    Gulfport   Factory   Shops  Limited
                   Partnership and   Defeasance  Borrowers  (solely for purposes
                   joining into Section 4.12),  collectively  as borrowers,  and
                   LaSalle Bank National Association, as Trustee for the Holders
                   of  Asset Securitization   Corporation   Commercial  Mortgage
                   Pass-Through  Certificates, Series 1996-MD VI.

**      10.51      Defeasance  Promissory  Note  dated  December 6, 2002 between
                   Castle  Rock  Factory  Shops Partnership and Loveland Factory
                   Shops   Limited   Partnership,   collectively  as  Defeasance
                   Borrowers, and LaSalle Bank  National Association, as Trustee
                   for   the   Holders   of  Asset   Securitization  Corporation
                   Commercial   Mortgage    Pass-Through   Certificates,  Series
                   1996-MD VI.

**      10.52      Form of Modification Agreement dated December 6, 2002 between
                   Prime Retail, L.P. and LaSalle Bank National Association,  as
                   Trustee  for the Holders of Asset Securitization  Corporation
                   Commercial   Mortgage   Pass-Through    Certificates,  Series
                   1996-MD VI.

                                  Page - (41)

      Exhibit
      Number       Description

**      12.1       Statements Re:  Computation of Ratios

**      21.1       Subsidiaries of Prime Retail, Inc.

**      23.1       Consent of Ernst & Young LLP

**      99.1       Certification  by  Chief  Executive  Officer  pursuant  to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**      99.2       Certification  by  Chief  Financial  Officer  pursuant  to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith.

(b)     Reports on Form 8-K

     On December 19, 2002, we filed a Current Report on Form 8-K relating to the completion of two separate transactions involving the sale of three outlet centers for aggregate cash consideration of $132.5 million on December 6, 2002. The first transaction involved the sale of two outlet centers (together, the "Colorado Properties" and the second transaction involved the sale of Prime Outlets of Puerto Rico and certain adjacent parcels of land (the "Puerto Rico Center"). In connection with the sale of Colorado Properties we partially defeased a first mortgage and expansion loan. The filing included unaudited pro forma financial information pursuant to Article 11 of Regulation S-X and certain exhibits, including (i) the Press Release issued December 6, 2002 regarding completion of the transactions and (ii) the Press Release issued December 16, 2002 announcing we had repaid a mezzanine loan in full.

     On March 5, 2003 we filed a Current Report on Form 8-K relating to information furnished under Regulation FD disclosure. The filing included as an exhibit, the Press Release issued March 4, 2003 regarding our disclosure of limited discussions among certain of our restricted preferred shareholders.

 (c)    Exhibits

     The list of  exhibits  filed with this  report is set forth in  response to
Item 15(a)(3). The required exhibits have been filed as indicated in the Exhibit Index. The Company agrees to furnish a copy of any long-term debt instrument wherein the securities authorized do not exceed 10 percent of the registrant's total assets on a consolidated basis upon the request of the Securities and Exchange Commission.

(d)     Financial Statements and Schedules

Schedule III -- Real Estate and Accumulated Depreciation attached hereto is hereby incorporated by reference to this Item.

                                  Page - (42)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

                                PRIME RETAIL, INC.
                                /s/ Robert A. Brvenik
                                Robert A. Brvenik
                                President, Chief Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

         /s/ Glenn D. Reschke                                     March 28, 2003
         --------------------------------------
         Glenn D. Reschke
         Chairman of the Board and Chief Executive Officer

         /s/ Howard Amster                                        March 28, 2003
         --------------------------------------
         Howard Amster
         Director

         /s/ Kenneth A. Randall                                   March 28, 2003
         --------------------------------------
         Kenneth A. Randall
         Director

         /s/ Michael W. Reschke                                   March 28, 2003
         --------------------------------------
         Michael W. Reschke
         Director

         /s/ Sharon Sharp                                         March 28, 2003
         --------------------------------------
         Sharon Sharp
         Director

         /s/ Gary J. Skoien                                       March 28, 2003
         --------------------------------------
         Gary J. Skoien
         Director

         /s/ James R. Thompson                                    March 28, 2003
         --------------------------------------
         James R. Thompson
         Director

         /s/ Marvin S. Traub                                      March 28, 2003
         --------------------------------------
         Marvin S. Traub
         Director

                                  Page - (43)

                                 CERTIFICATIONS

I, Glenn D. Reschke, certify that:

1.   I have reviewed this annual report on Form 10-K of Prime Retail, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 28, 2003                             /s/ Glenn D. Reschke
                                                  --------------------
                                                  Glenn D. Reschke, Chairman and
                                                  Chief Executive Officer

                                  Page - (44)

                                 CERTIFICATIONS

I, Robert A. Brvenik, certify that:

1.   I have reviewed this annual report on Form 10-K of Prime
         Retail, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 28, 2003                      /s/ Robert A. Brvenik
                                           ---------------------
                                           Robert A. Brvenik, President,
                                           Chief Financial Officer and Treasurer

                                   Page - (F-1)

                         Report of Independent Auditors


To the Board of Directors and Shareholders
Prime Retail, Inc.


We have audited the accompanying consolidated balance sheets of Prime Retail, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the related financial statement schedule listed in the Index at Item 15
(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 6, the Company's ability to refinance maturing debt and repay a guaranteed obligation is dependent upon completing certain capital raising activities by specific dates. If the Company is unable to complete certain capital raising activities by the specified dates, it may not be able to refinance maturing debt and repay a guaranteed obligation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In addition, as discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for losses on the early extinguishment of debt.







                                                /s/ Ernst & Young LLP


Baltimore, Maryland
March 21, 2003

                                   Page - (F-2)

                               PRIME RETAIL, INC.

                           Consolidated Balance Sheets

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                        2002                  2001
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                      $ 101,546           $   148,463
     Buildings and improvements                                                                  740,024             1,208,568
     Property under development                                                                        -                 3,352
     Furniture and equipment                                                                      13,292                15,225
                                                                                               ---------           -----------
                                                                                                 854,862             1,375,608
     Accumulated depreciation                                                                   (213,604)             (258,124)
                                                                                               ---------           -----------
                                                                                                 641,258             1,117,484
Cash and cash equivalents                                                                          6,908                 7,537
Restricted cash                                                                                  107,037                37,885
Accounts receivable, net                                                                           3,049                 5,017
Deferred charges, net                                                                              3,766                11,789
Assets held for sale                                                                                   -                54,628
Investment in unconsolidated joint ventures                                                       49,889                24,539
Other assets                                                                                       6,181                 3,629
                                                                                               ---------           -----------
          Total assets                                                                         $ 818,088           $ 1,262,508
                                                                                               =========           ===========

Liabilities and Shareholders' Equity
Bonds payable, including $17,920 in default in 2002                                            $  22,495           $    31,975
Notes payable, including $41,632 in default in 2002                                              511,443               925,492
Defeased notes payable                                                                            74,764                     -
Accrued interest                                                                                   3,984                 7,643
Real estate taxes payable                                                                          3,484                 8,091
Accounts payable and other liabilities                                                            43,059                31,380
                                                                                               ---------           -----------
     Total liabilities                                                                           659,229             1,004,581

Minority interests                                                                                 1,487                 1,487

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock,
          $0.01 par value (liquidation preference of $76,367),
          2,300,000 shares issued and outstanding                                                     23                    23
     8.5% Series B Cumulative Participating Convertible
          Preferred Stock, $0.01 par value (liquidation preference
          of $247,687), 7,828,125 shares issued and outstanding                                       78                    78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                     436                   436
  Additional paid-in capital                                                                     709,373               709,373
  Distributions in excess of earnings                                                           (552,538)             (453,470)
                                                                                               ---------           -----------
      Total shareholders' equity                                                                 157,372               256,440
                                                                                               ---------           -----------
          Total liabilities and shareholders' equity                                           $ 818,088           $ 1,262,508
                                                                                               =========           ===========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (F-3)

                               PRIME RETAIL, INC.

                      Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                 2002                2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                         $   86,184          $  113,546         $  151,605
Percentage rents                                                        3,756               3,469              5,566
Tenant reimbursements                                                  48,730              54,178             70,749
Interest and other                                                     13,361              12,126             13,728
                                                                   ----------          ----------         ----------
  Total revenues                                                      152,031             183,319            241,648

Expenses
Property operating                                                     42,446              44,472             58,494
Real estate taxes                                                      12,931              15,054             17,655
Depreciation and amortization                                          34,301              45,863             57,930
Corporate general and administrative                                   14,562              14,290             21,581
Interest                                                               61,826              79,864             91,161
Other charges                                                           8,684              19,632             22,907
Provision for asset impairment                                         84,093              63,026             77,115
                                                                   ----------          ----------         ----------
  Total expenses                                                      258,843             282,201            346,843
                                                                   ----------          ----------         ----------
Loss before gain (loss) on sale of real
  estate and minority interests                                      (106,812)            (98,882)          (105,195)
Gain (loss) on sale of real estate, net                                 5,802              (1,063)           (42,648)
                                                                   ----------          ----------         ----------
Loss from continuing operations
  before minority interests                                          (101,010)            (99,945)          (147,843)
Loss allocated to minority interests                                        -                 408                738
                                                                   ----------          ----------         ----------
Loss from continuing operations                                      (101,010)            (99,537)          (147,105)
Discontinued operations, including provision for
  asset impairment of $27,757 and net gain of
  $26,152 on dispositions in 2002                                       1,942               1,489              4,653
                                                                   ----------          ----------         ----------
Net loss                                                              (99,068)            (98,048)          (142,452)
Allocations to preferred shareholders                                 (22,672)            (22,672)           (22,672)
                                                                   ----------          ----------         ----------
Net loss applicable to common shares                               $ (121,740)         $ (120,720)        $ (165,124)
                                                                   ==========          ==========         ==========

Basic and diluted earnings per common share:
Loss from continuing operations                                    $    (2.83)            $ (2.80)           $ (3.90)
Discontinued operations                                                  0.04                0.03               0.11
                                                                   ----------          ----------         ----------
  Net loss                                                         $    (2.79)            $ (2.77)           $ (3.79)
                                                                   ==========          ==========         ==========

Weighted-average common shares
  outstanding - basic and diluted                                      43,578              43,578             43,517
                                                                   ==========          ==========         ==========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (F-4)

                               PRIME RETAIL, INC.

                      Consolidated Statements of Cash Flows

                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                               2002               2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Loss from continuing operations                                                    $ (101,010)         $ (99,537)       $ (147,105)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Loss allocated to minority interests                                                   -               (408)             (738)
     (Gain) loss on sale of real estate, net                                           (5,802)             1,063            42,648
     Loss on early extringuishment of debt                                                525                  -             4,206
     Gain on sale of outparcel land                                                         -                  -            (2,472)
     Depreciation and amortization                                                     34,301             45,863            57,930
     Amortization of deferred financing costs                                           4,747              6,341             2,922
     Amortization of debt premiums                                                     (2,020)            (1,928)           (1,841)
     Provision for uncollectible accounts receivable                                    1,881              9,031             6,288
     Provision for asset impairment                                                    84,093             63,026            68,663
     Discontinued operations                                                           10,186             14,401            14,450
     Loss on eOutlets                                                                       -                  -            14,703
     Loss on Designer Connection                                                            -                  -             1,815
Changes in operating assets and liabilities:
     Increase in accounts receivable                                                   (1,179)            (3,092)           (4,903)
     (Increase) decrease in restricted cash                                             7,635             15,477           (28,151)
     (Increase) decrease in other assets                                               (1,410)             3,307             3,285
     Increase (decrease) in accounts payable and other liabilities                     (1,793)           (23,151)            4,272
     Increase (decrease) in real estate taxes payable                                    (150)               142            (2,145)
     Increase (decrease) in accrued interest                                             (177)             2,376            (1,377)
                                                                                   ----------          ---------        ----------
       Net cash provided by operating activities                                       29,827             32,911            32,450
                                                                                   ----------          ---------        ----------

Investing Activities
Additions to investment in rental property                                             (7,713)           (15,170)          (51,833)
Payments made for eOutlets.com                                                              -             (2,170)          (11,161)
Proceeds from repayment of notes receivable, net                                            -             14,523                 -
Contributions to investments in partnerships                                                -             (2,950)           (3,000)
Proceeds from sales of operating properties and land                                   49,461             11,362            67,089
                                                                                   ----------          ---------        ----------
       Net cash provided by investing activities                                       41,748              5,595             1,095
                                                                                   ----------          ---------        ----------

Financing Activities
Proceeds from notes payable                                                                 -             16,899           134,497
Principal repayments on notes payable                                                 (72,092)           (56,222)         (155,120)
Contributions from minority interests                                                       -                400                 -
Deferred costs                                                                           (112)              (952)          (11,359)
                                                                                   ----------          ---------        ----------
       Net cash used in financing activities                                          (72,204)           (39,875)          (31,982)
                                                                                   ----------          ---------        ----------

Increase (decrease) in cash and cash equivalents                                         (629)            (1,369)            1,563
Cash and cash equivalents at beginning of period                                        7,537              8,906             7,343
                                                                                   ----------          ---------        ----------
Cash and cash equivalents at end of period                                         $    6,908          $   7,537        $    8,906
                                                                                   ==========          =========        ==========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (F-5)

                               PRIME RETAIL, INC.

                Consolidated Statements of Cash Flows (continued)

                             (Amounts in thousands)



Supplemental Disclosure of Non-cash Investing and Financing Activities

     The following assets and liabilities were disposed in connection with the disposition of properties during the periods indicated:

------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                            2002                 2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
  Book value of net assets disposed                                            $ 380,086            $  42,696            $ 333,906
  Notes payable paid                                                            (168,982)             (30,271)                   -
  Notes payable assumed by buyer                                                 (46,862)                   -             (206,735)
  Notes payable transferred to lender                                            (58,685)                   -                    -
  Deposits to restricted cash                                                    (79,257)                   -                    -
  Investment in unconsolidated joint ventures                                    (26,327)              (3,000)              (4,962)
  Accounts payable and other liabilities                                          17,237
  Promissory note received from buyer                                                  -                3,000              (10,000)
  Gain on sale of outparcel land (included in other income)                            -                    -               (2,472)
  Discontinued operations - net gain on disposals                                 26,152                    -                    -
  Gain (loss) on sale of real estate                                               5,802               (1,063)             (42,648)
                                                                               ---------             --------            ---------
      Cash received, net                                                       $  49,164             $ 11,362            $  67,089
                                                                               =========             ========            =========
====================================================================================================================================

See accompanying notes to consolidated financial statements

                                   Page - (F-6)

                               PRIME RETAIL, INC.

                 Consolidated Statements of Shareholders' Equity

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                            Series A         Series B
                                             Senior        Convertible                  Additional     Distributions      Total
                                           Preferred        Preferred       Common        Paid-in       in Excess of   Shareholders'
                                             Stock            Stock         Stock         Capital         Earnings        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000                      $ 23            $ 78          $ 434       $ 709,122        $ (212,970)     $ 496,687
Issuance of 180,000 restricted
  shares of common stock                         -               -              2             251                 -            253
Exchange of 29,296 common
  units for common stock                         -               -              -               -                 -              -
Net loss                                         -               -              -               -          (142,452)      (142,452)
                                              ----            ----          -----       ---------        ----------      ---------
Balance, December 31, 2000                      23              78            436         709,373          (355,422)       354,488
Net loss                                         -               -              -               -           (98,048)       (98,048)
                                              ----            ----          -----       ---------        ----------      ---------
Balance, December 31, 2001                      23              78            436         709,373          (453,470)       256,440
Net loss                                         -               -              -               -           (99,068)       (99,068)
                                              ----            ----          -----       ---------        ----------      ---------
Balance, December 31, 2002                    $ 23            $ 78          $ 436       $ 709,373        $ (552,538)     $ 157,372
                                              ====            ====          =====       =========        ==========      =========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (F-7)

                               PRIME RETAIL, INC.

                   Notes to Consolidated Financial Statements

            (Amounts in thousands, except share and unit information)


Note 1 - Organization and Basis of Presentation

Organization

     Prime Retail, Inc. (the "Company") was organized as a Maryland corporation on July 16, 1993. We are a self-administered and self-managed real estate investment trust ("REIT") that primarily develops, acquires, owns and operates outlet centers. As of December 31, 2002, the Company's outlet center portfolio, including nine properties owned through unconsolidated joint ventures, consists of 38 properties (the "Properties") in 24 states, which total 10,269,000 square feet of gross leasable area ("GLA"). As a fully integrated real estate firm, we provide accounting, finance, leasing, marketing, and management services for the Properties. Prime Retail, L.P. (the "Operating Partnership"), a Delaware limited partnership, is the entity through which we conduct substantially all of our business and operations and own (either directly or through subsidiaries) substantially all of our assets including the Properties. We control the Operating Partnership as its sole general partner and are dependent upon the distributions or other payments from the Operating Partnership to meet our financial obligations.

     Unless the context otherwise requires, all references to "we," "us," "our" or the "Company" herein mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including the Operating Partnership.

     At December 31, 2002, the Company owned 2,300,000 Series A Senior Preferred Units of the Operating Partnership (the "Series A Senior Preferred Units"), 7,828,125 Series B Convertible Preferred Units of the Operating Partnership (the "Series B Convertible Preferred Units"), and 43,577,916 Common Units of partnership interest in the Operating Partnership (the "Common Units"). Each Senior Preferred Unit, and Series B Convertible Preferred Unit, (collectively, the "Preferred Units") entitles us to receive distributions from the Operating Partnership in an amount equal to the dividend declared or paid with respect to a share of our Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock"), respectively, prior to the payment by the Operating Partnership of distributions with respect to the Common Units. Series B Convertible Preferred Units will be automatically converted into Common Units to the extent of any conversion of Series B Convertible Preferred Stock into Common Stock. The Preferred Units will be redeemed by the Operating Partnership to the extent of any redemption of Senior Preferred Stock or Series B Convertible Preferred Stock.

     A summary of the holders of units in the Operating Partnership as of December 31, 2002 is as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Number of Units
                                                                                ----------------------------------------------------
Holder                                                                                Series A           Series B            Common
------------------------------------------------------------------------------------------------------------------------------------
Prime Retail, Inc.                                                                   2,300,000          7,828,125        43,577,916
Affiliates of the Prime Group and others                                                     -                  -        10,810,912
                                                                                     ---------          ---------        ----------
                                                                                     2,300,000          7,828,125        54,388,828
                                                                                     =========          =========        ==========
====================================================================================================================================

     As of December 31, 2002, we had an 80% general partnership interest in the Operating Partnership with full and complete control over the management of the Operating Partnership as the sole general partner, not subject to removal by the limited partners.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and the partnerships in which it has a controlling financial interest. Profits and losses are allocated in accordance with the terms of the Operating Partnership agreement. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States ("GAAP"), requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 2 - "Significant Accounting Policies" for additional information.

                                   Page - (F-8)

     Investments in unconsolidated joint ventures are accounted for in accordance with the equity method of accounting. Income (loss) applicable to minority interests of the Operating Partnership and common shares as presented in the Consolidated Statements of Operations is allocated based on income (loss) before minority interests after income allocated to preferred shareholders.

     Significant inter-company accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to the current year presentation, which did not have an impact on our results of operations or financial position.

Note 2 - Summary of Significant Accounting Policies

Rental Property

        Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which are as follows:

        Land improvements                      20 years
        Buildings and improvements             Principally 40 years
        Tenant improvements                    Principally term of related lease
        Furniture and equipment                5 years

     Rental property is generally carried at historical cost, net of accumulated depreciation. Our prior development costs, which included fees and costs incurred in the development of new properties or the expansion to existing properties, were capitalized as incurred. We commence amortization of capitalized development costs upon completion of construction over the useful lives of the respective properties on a straight-line basis. Expenditures for ordinary maintenance and repairs are expensed to operations (included in property operating expenses in the Consolidated Statements of Operations) as incurred. Significant renovations and improvements, which improve and/or extend the useful life of assets are capitalized and depreciated over their estimated useful lives.

     We monitor our Properties for indicators of impairment on a periodic basis. We record a provision for impairment when we believe certain events and circumstances have occurred which indicate that the carrying value of our Properties might have experienced a decline in value that is other than temporary and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Impairment losses are measured as the difference between the carrying value and the estimated fair value for assets held in the portfolio. For assets held for sale, impairment is measured as the difference between the carrying value and fair value, less estimated costs to dispose. Fair value is based on estimated cash flows discounted at a risk-adjusted rate of return. Adverse changes in market conditions or deterioration in the operating results of our outlet centers and other rental properties could result in losses or an inability to recover the current carrying value of such assets. Such potential losses or the inability to recover the current carrying value may not be reflected in our Properties' current carrying value, thereby possibly requiring an impairment charge in the future.

Cash and Cash Equivalents and Restricted Cash

     We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of cash and cash equivalents and restricted cash as reported in the Consolidated Balance Sheets approximates their fair value.

     We maintain our cash and cash equivalents and restricted cash in accounts at various financial institutions. The majority of these accounts are interest bearing. Although the combined account balances at each institution periodically may exceed FDIC insurance coverage, and as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage, we believe that the risk is not significant. During the years ended December 31, 2002, 2001 and 2000, we earned interest income of $482, $1,846 and $1,899, respectively (included in interest and other income in the Consolidated Statements of Operations). See Note 4 - "Restricted Cash" for additional information.

Accounts Receivable and Bad Debt Expense

     We regularly review our accounts receivable to determine an appropriate amount for the allowance for doubtful accounts based upon the impact of economic conditions on ours tenants' ability to pay, past collection experience and such other factors which, in our judgment, deserve current recognition. In turn, a provision for uncollectible accounts receivable ("bad debt expense") is charged against the allowance to maintain the allowance level within this range. If the financial condition of our tenants were to deteriorate, resulting in impairment in their ability to make payments due under their leases, additional allowances may be required.

                                   Page - (F-9)

     Our allowances for doubtful accounts at December 31, 2002 and 2001 were $3,093 and $12,515, respectively. During the years ended December 31, 2002, 2001 and 2000, we recorded bad debt expense of $1,881, $9,031 and $6,288, respectively (included in other charges in the Consolidated Statements of Operations).

     Net accounts receivable representing straight-line rents was $2,652 and $4,524 at December 31, 2002 and 2001, respectively.

Deferred Charges

     Deferred charges generally consist of leasing commissions and financing costs. Deferred leasing commissions representing costs incurred to originate and renew operating leases are deferred and amortized on a straight-line basis over the term of the related lease. Fees and costs incurred to obtain financing are deferred and are amortized as a component of interest expense over the terms of the respective loans on a basis that approximates the effective interest method.

Contingencies

     We are subject to proceedings, lawsuits, and other claims related to various matters (see Note 13 - "Legal Proceedings"). Additionally, we have guaranteed certain indebtedness of others (see Note 6 - "Debt"). With respect to these contingencies, we assess the likelihood of any adverse judgments or outcomes to these matters and, if appropriate, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. Future reserves may be required because of (i) new developments or changes to the approach in which we deal with each matter or (ii) if unasserted claims arise.

Revenue Recognition

     Leases with tenants are accounted for as operating leases. Minimum rental income is recognized on a straight-line basis over the term of the lease and unpaid rents are included in accounts receivable, net in the Consolidated Balance Sheets. Certain lease agreements contain provisions, which provide for rents based on a percentage of sales or based on a percentage of sales volume above a specified threshold. These contingent rents are not recognized until the required thresholds are exceeded. In addition, the lease agreements generally provide for the reimbursement of real estate taxes, insurance, advertising and certain common area maintenance costs. These additional rents and tenant reimbursements are accounted for on the accrual basis.

Earnings per Share

     Basic earnings per share ("EPS") is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS includes the potentially dilutive effect, if any, which would occur if outstanding (i) options to purchase Common Stock were exercised, (ii) Common Units were converted into shares of Common
Stock and (iii) shares of Series B Convertible Preferred Stock were converted into shares of Common Stock. For the years ended December 31, 2002, 2001 and 2000, respectively, the effect of all exercises and conversions was anti-dilutive and, therefore, dilutive EPS is equivalent to basic EPS.

Stock Based Compensation

     Stock based compensation is accounted for by using the intrinsic-value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. As permitted, we have elected to adopt only the disclosure provisions of FAS No. 123, "Accounting for Stock-Based Compensation." Additional compensation expense under FAS No. 123 would have been $53, $161 and $1,664 for the years ended December 31, 2002, 2001 and 2000, respectively. See Note 10 - "Stock Incentive Plans" for pro forma information on the impact of the fair-value method of accounting for stock options.

Income Taxes

     We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, we generally are not subject to federal income tax at the corporate level on income we distribute to our shareholders so long as we distribute at least 90% of our taxable income (excluding any net capital gain) each year. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Even if we qualify as a REIT, we may be subject to certain state and local taxes on our income and property. We incurred $180, $201 and $197 of state and local taxes for the years ended December 31, 2002, 2001 and 2000, respectively. We paid $88, $417 and $235 of state and local taxes during the years ended December 31, 2002, 2001 and 2000, respectively. See Note 9 - "Shareholders' Equity" for additional information with respect to our policy on distributions to shareholders.

                                   Page - (F-10)

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

     Our outlet centers compete for customers primarily with traditional shopping malls, "off-price" retailers and other outlet centers. The tenants of outlet centers usually attempt to avoid direct competition with major retailers and their own full-price stores. They accomplish this by locating outlet stores only in outlet centers at least 20 miles from the nearest regional mall. For this reason, our outlet centers are often located in relatively undeveloped areas and, therefore, compete only to a limited extent with traditional retail malls in or near metropolitan areas. In addition to the traditional sources of competition faced by our outlet centers, our outlet centers also compete with web-based and catalogue retailers for customers.

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

     In addition, the success of tenants in our outlet centers which are located in relatively undeveloped areas, and, thus, the success of such outlet centers themselves, depends on shoppers traveling significant distances to shop. If shoppers should become less willing to travel the distances necessary to shop at our remote outlet centers, the business of our tenants would likely decline. Such a decline would likely cause the value, business, revenue and sales volume of such outlet centers to decline.

Investment in Unconsolidated Joint Ventures

     We account for our investment in unconsolidated joint ventures in accordance with the equity method of accounting as we exercise significant influence, but do not control these entities. In all of our joint venture arrangements, the rights of the investors are both protective as well as participating. Therefore, these participating rights preclude us from consolidating our investments. Our investments are recorded initially at our cost and subsequently adjusted for equity in earnings (losses) and cash contributions and distributions. See Note 7 - "Investment in Unconsolidated Joint Ventures" for additional information.

Recent Accounting Pronouncements

     In October, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for Impairment of Disposal of Long-lived Assets." FAS No. 144 supercedes FAS No. 121, however it retains the fundamental provisions of that statement as related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, FAS No. 144 (i) provides further guidance regarding the estimation of cash flows in the performance of a recoverability test, (ii) requires that a long-lived asset to be disposed of other than by sale (e.g., abandoned) be classified as "held and used" until it is disposed of, and
(iii) established more restrictive criteria to classify an asset as "held for sale." Effective January 1, 2002, we adopted FAS No. 144. Our adoption of FAS No. 144 effective January 1, 2002 did not have a material impact on our results of operations or financial position.

     In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for certain properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the Consolidated Statements of Operations for all periods presented. The operating results for properties disposed of before January 1, 2002 are not classified as discontinued operations. See Note 3 - "Property Dispositions" for additional information.

     In May 2002, the FASB issued FAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded FAS No. 4, FAS No. 44 and FAS No. 64 and amended FAS No. 13. FAS No. 145 addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. FAS No. 145 is effective for fiscal years beginning after May 15, 2002. We early adopted FAS No. 145 on December 31, 2002. As a result of our adoption of FAS No. 145, any non-recurring costs incurred in connection with the early extinguishment of debt are classified as a component of interest expense in the Consolidated Statements of Operations for all periods presented. Nevertheless, the adoption of FAS No. 145 did not have a material impact on our results of operations or financial position.

                                  Page - (F-11)

     In December 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, an initial liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 effective December 31, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We are in the process of determining the impact, if any, on our results of operations or financial condition from the adoption of FIN No.
45. See "Guarantees and Guarantees of Indebtedness of Others" contained in Note 6 - "Debt" for additional information.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply the provisions of FIN No. 46 to any existing variable interests in variable interest entities by no later than December 31, 2004. We do not believe that FIN No. 46 will have a significant impact on our financial statements.

Note 3 - Property Dispositions

     We  have  disposed  of  certain  properties  through  various  transactions
(including sale, joint venture arrangements, foreclosure and transfer of ownership to the respective lender) during the years ended December 31, 2002, 2001 and 2000. The following table summarizes these dispositions by year:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Provision
                                                                                         Reduction            Gain/Loss      for
                                  Date of                                         Sales     of         Net     on Sales/    Asset
                                Disposition     Property Type         GLA         Price    Debt     Proceeds  Disposition Impairment
------------------------------------------------------------------------------------------------------------------------------------
Year 2002
Continuing Operations:
Hagerstown Center                January 2002     Outlet Center      487,000   $ 80,500  $ (57,914)   $12,113    $ 16,793   $     -
Bellport Outlet Center
 - Phases II/III                   April 2002     Outlet Center      197,000      6,500          -        522        (703)        -
Bridge Properties                   July 2002    Outlet Centers    1,304,000    118,650   (111,009)         -     (10,288)        -
                                                                   ---------   --------  ---------    -------    --------   -------
  Subtotal                                                         1,988,000    205,650   (168,923)    12,635       5,802         -
                                                                   ---------   --------  ---------    -------    --------   -------

Discontinued Operations:
Conroe Center                    January 2002     Outlet Center      282,000          -    (15,621)      (554)          -         -
Edinburgh Center                 January 2002     Outlet Center      305,000     27,000    (16,317)     9,551      (9,623)        -
Western Plaza                       June 2002  Community Center      205,000      9,500     (9,467)       688       2,121         -
Jeffersonville II                 August 2002     Outlet Center      314,000          -    (17,938)         -      17,121         -
Vero Beach                     September 2002     Outlet Center      326,000          -    (25,126)         -           -    12,200
Melrose Place                    October 2002  Community Center       27,000      2,500     (1,935)       555         990         -
Puerto Rico Center              December 2002     Outlet Center      176,000     36,500    (19,202)    13,958           -    15,557
Colorado Properties             December 2002     Outlet Center      808,000     96,000    (74,849)    12,628      15,543         -
                                                                   ---------   --------  ---------    -------    --------   -------
  Subtotal                                                         2,443,000    171,500   (180,455)    36,826      26,152    27,757
                                                                   ---------   --------  ---------    -------    --------   -------

Total                                                              4,431,000   $377,150  $(349,378)   $49,461    $ 31,954   $27,757
                                                                   =========   ========  =========    =======    ========   =======

------------------------------------------------------------------------------------------------------------------------------------
Year 2001
Northgate Plaza                 February 2001  Community Center      140,000   $  7,050  $  (5,966)   $   510    $    732   $     -
Silverthorne Center                March 2001     Outlet Center      257,000     29,000    (18,078)     8,993           -         -
New River Center                     May 2001     Outlet Center      326,000          -          -          -        (180)        -
Camarillo land                  November 2001              Land          N/A      7,150     (6,227)     1,859      (1,615)        -
                                                                   ---------   --------  ---------    -------    --------   -------
  Total                                                              723,000   $ 43,200  $ (30,271)   $11,362    $ (1,063)  $     -
                                                                   =========   ========  =========    =======    ========   =======

------------------------------------------------------------------------------------------------------------------------------------
Year 2000
Williamsburg Center             February 2000     Outlet Center      274,000   $ 59,000  $ (32,500)   $11,063    $      -   $     -
Camarillo outparcel land           March 2000    Outparcel land          N/A      4,563          -      4,623       2,472         -
Permanent Loan Properties       December 2000    Outlet Centers    1,592,000    239,500   (174,235)    51,403     (42,648)        -
                                                                   ---------   --------  ---------    -------    --------   -------
  Total                                                            1,866,000   $303,063  $(206,735)   $67,089    $(40,176)  $     -
                                                                   =========   ========  =========    =======    ========   =======
====================================================================================================================================

                                  Page - (F-12)

2002 Dispositions - Continuing Operations

     The operating results for certain properties that were sold to joint venture partnerships during 2002 and in which we still have a significant continuing involvement are not classified as discontinued operations in the Consolidated Statements of Operations. Such properties and/or their operating results through the dates of their respective disposition are collectively referred to as the "2002 Joint Venture Properties". The 2002 Joint Venture Properties consist of our sales of (i) Prime Outlets at Hagerstown (the "Hagerstown Center") and six outlet centers (collectively, the Bridge Properties"). The following discussion summarizes the terms of such dispositions.

Hagerstown Center

     On January 11, 2002, we completed the sale of the Hagerstown Center, an outlet center located in Hagerstown, Maryland, for aggregate consideration of $80,500 to an existing joint venture partnership (the "Prime/Estein Venture") between one of our affiliates and an affiliate of Estein & Associates USA, Ltd. ("Estein"), a real estate investment company. Our affiliate and Estein have 30% and 70% ownership interests, respectively, in the Prime/Estein Venture. In connection with the sale transaction, the Prime/Estein Venture assumed first mortgage indebtedness of $46,862 on the Hagerstown Center (the "Hagerstown First Mortgage"); however, our guarantee of the Hagerstown First Mortgage remains in place.

     The net proceeds from the sale, including the release of certain funds held in escrow, were $12,113 after (i) a pay-down of $11,052 of mortgage indebtedness on the Hagerstown Center and (ii) prorations, closing costs and fees. The net proceeds from this sale were used to make a principal payment of $11,647 on a mezzanine loan (the "Mezzanine Loan") obtained in December 2000 from FRIT PRT Lending LLC and Greenwich Capital Financial Products, Inc. (collectively, the "Mezzanine Lender") in the original amount of $90,000. See Note 6 - "Debt" for additional information. Under the terms of the transaction, we will continue to manage, market and lease the Hagerstown Center for a fee on behalf of the Prime/Estein Venture.

     The operating results of the Hagerstown Center are reflected in our results from continuing operations through the date of disposition. In connection with the sale of the Hagerstown Center, we recorded a gain on the sale of real estate of $16,793 during the first quarter of 2002. At December 31, 2001, the carrying value of the Hagerstown Center of $54,628 was classified as assets held for sale in the Consolidated Balance Sheet. Effective on the date of disposition, we have accounted for our 30% ownership interest in the Hagerstown Center in accordance with the equity method of accounting.

     We are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the ten-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the ten-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.88% as of December 31, 2002.

Bellport Center II/III

     On April 19, 2002, we completed the sale of Phases II and III of the Bellport Outlet Center (the "Bellport Outlet Center"), an outlet center located in Bellport, New York. We had a 51% ownership interest in the joint venture partnership that owned the Bellport Outlet Center and accounted for our ownership interest in accordance with the equity method of accounting. The Bellport Outlet Center was sold to Sunrise Station, L.L.C., an affiliate of one of our joint venture partners, for cash consideration of $6,500. At closing, recourse first mortgage indebtedness of $5,500, which was scheduled to mature on May 1, 2002, was repaid in full. We received $522 of cash proceeds from the sale, which were used to make a principal payment of $502 on the Mezzanine Loan. In connection with the sale of the Bellport Outlet Center, we recorded a loss on the sale of real estate of $703 during the second quarter of 2002.

Bridge Properties

     On July 26, 2002, we completed the sale of the Bridge Properties for aggregate consideration of $118,650 to affiliates of PFP Venture LLC, a new joint venture (the "PFP Venture") (i) 30.4% owned by PWG Prime Holdings LLC ("PWG"), a third party, and (ii) 69.6% owned by FP Investment LLC ("FPI"). FPI is a new joint venture between (i) FRIT PRT Bridge Acquisition LLC ("FRIT"), a third party, and (ii) an affiliate of ours. Through FPI, FRIT and we indirectly had initial ownership interests of 51.4% and 18.2%, respectively, in the PFP Venture. PWG is the managing member of the PFP Venture. FPI and PWG have certain protective rights over the operations of the Bridge Properties, which are pari passu. The Bridge Properties are located in Anderson, California; Calhoun, Georgia; Gaffney, South Carolina; Latham, New York; Lee, Massachusetts and Lodi, Ohio.

                                  Page - (F-13)

     In connection with the sale, $111,009 of recourse mortgage indebtedness (the "Bridge Loan") on the Bridge Properties was deemed repaid in full. Our net proceeds of $6,112 from the sale were contributed to FPI. FPI used these proceeds along with a $17,236 capital contribution from FRIT to purchase a 69.6% ownership interest in the PFP Venture. Financing for the PFP Venture's purchase of the Bridge Properties was provided by GMAC Commercial Mortgage Corporation in the form of a $90,000, four-year, non-recourse mortgage loan, of which $74,000 bears interest at LIBOR plus 4.25% (minimum of 7.00% for the first three years and 7.25% thereafter) and $16,000 bears interest at LIBOR plus 4.50% (minimum of 7.75%). Furthermore, subject to satisfaction of certain conditions, the PFP Venture may extend the maturity of the $74,000 portion of the loan for one additional year at LIBOR plus 4.75% with the minimum interest rate continuing at 7.25%. Under the terms of the transaction, we will continue to manage, market and lease the Bridge Properties for a fee on behalf of the PFP Venture.

     FRIT, indirectly through affiliates, was the owner of the Bridge Loan that was deemed repaid in full in connection with the sale of the Bridge Properties and was also a 50% participant in the Mezzanine Loan, which was repaid in full in December 2002. Pursuant to certain venture-related documents, we have guaranteed FRIT (i) a 13% return on its initial $17,236 of invested capital, and
(ii) the full return of its invested capital (the "Mandatory Redemption Obligation") in FPI by December 31, 2003. Our guarantee is secured by junior security interests in collateral similar to that previously pledged to the Mezzanine Lender.

     Distributions from the PFP Venture and FPI are both made on a monthly basis. FPI is entitled to receive a 15% preferred return on its invested capital of $23,348 (approximately $3,502 on an annual basis) in the PFP Venture. Then PWG is entitled to receive a 15% preferred return on its invested capital of $10,200. From FPI's preferred return, FRIT first receives its 13% return on its invested capital with the remainder (2% return on FRIT's invested capital and 15% on our invested capital) applied towards the payment of the Mandatory Redemption Obligation. Upon satisfaction of the Mandatory Redemption Obligation, we will be entitled to FPI's preferred return until such time as we have been repaid in full our invested capital, together with a 13% return on our invested capital. Thereafter, FRIT and we will share any cash flow due to FPI on an approximate equal basis.

     Because we have guaranteed the Mandatory Redemption Obligation to FRIT and FRIT has no risk of loss with respect to the Bridge Properties, we have included FRIT's initial investment in FPI as part of our total investment in PFP of $23,348 ($17,236 initial Mandatory Redemption Obligation plus $6,112 contributed capital). We have also recorded the initial Mandatory Redemption Obligation as a corresponding liability. Although we have not received any cash from the PFP Venture, our Mandatory Redemption Obligation has been reduced monthly for the excess between FPI's 15% per annum preferred return from PFP Venture and FRIT's 13% per annum guaranteed return. As of December 31, 2002, the remaining Mandatory Redemption Obligation was $16,667 (included in accounts payable and other liabilities in the Consolidated Balance Sheet).

     The operating results of the Bridge Properties are reflected in our results from continuing operations through the date of disposition. In connection with the sale of the Bridge Properties, we recorded a loss on the sale of real estate of $10,288 during the second quarter of 2002. This loss represented the write-down of our carrying value of the Bridge Properties to their fair value less estimated costs to dispose, based on the terms of the sale agreement. Because PWG is the managing member of the PFP Venture and because of the pari passu nature of the protective rights of FPI and PWG, we are not deemed in control of the PFP Venture. Accordingly, we commenced accounting for our indirect ownership interest in the PFP Venture in accordance with the equity method of accounting effective on the date of disposition. We record our share of the operations of the Bridge Properties using an assumed book value liquidation model because both FPI and the PFP Venture have specific allocations for distribution.

     For the years ended December 31, 2002, 2001 and 2000, respectively, combined revenues were $14,414, $37,466 and $37,200, respectively, and combined expenses were $17,003, $42,456 and $36,925, respectively, for the Hagerstown Center and the Bridge Properties as reflected in our results from continuing operations through their respective dates of disposition. For the years ended December 31, 2002, 2001 and 2000, our equity in losses (included in interest and other income in the Consolidated Statements of Operations) for the Bellport Outlet Center were $378, $661 and $398, respectively.

2002 Dispositions - Discontinued Operations

     We have classified the operating results, including gains and losses related to disposition, for certain properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the Consolidated Statements of Operations for all periods presented. The following discussion summarizes the terms of such dispositions.

  Conroe Center

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on two non-recourse mortgage loans held by New York Life Insurance Company ("New York Life") at the time of the suspension. These non-recourse mortgage loans were cross-defaulted and cross-collateralized by Prime Outlets at Conroe (the "Conroe Center"), located in Conroe, Texas, and Prime Outlets at Jeffersonville II (the "Jeffersonville II Center"), located in Jeffersonville, Ohio.

                                  Page - (F-14)

     Effective January 1, 2002, New York Life foreclosed on the Conroe Center and its related assets and liabilities, including $554 of cash and our carrying value of the indebtedness of $15,621 (principal outstanding of $15,467 and unamortized debt premium of $154), were transferred from our subsidiary that owned the Conroe Center to New York Life. The foreclosure of the Conroe Center did not have a material impact on our results of operations or financial condition because during 2001 all excess cash flow from the operations of the Conroe Center was utilized for debt service on the non-recourse mortgage loan. See "Jeffersonville II Center" below for additional information.

     The operating results of the Conroe Center are classified as discontinued operations in the Consolidated Statements of Operations through the date of disposition for all periods presented. No gain or loss was recorded in connection with the foreclosure of the Conroe Center.

Edinburgh Center

     On April 1, 2002, we completed the sale of Prime Outlets at Edinburgh (the "Edinburgh Center"), an outlet center located in Edinburgh, Indiana and additional undeveloped land. The Edinburgh Center was sold to CPG Partners, L.P. for cash consideration of $27,000. The net cash proceeds from the sale were $9,551, after (i) repayment in full of $16,317 of existing first mortgage indebtedness on the Edinburgh Center and (ii) prorations, closing costs and fees. We used these net proceeds to make a principal payment of $9,178 on the Mezzanine Loan.

     The operating results of the Edinburgh Center through the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations for all periods. During the first quarter of 2002, we recorded a loss on the sale of real estate of $9,623 (also included in discontinued operations) representing the write-down of our carrying value of the Edinburgh Center to its estimated fair value less estimated costs to dispose, based on the terms of the sale agreement.

Western Plaza

     On June 17, 2002, we completed the sale of the Shops at Western Plaza ("Western Plaza"), a community center located in Knoxville, Tennessee. Western Plaza was sold to WP General Partnership for cash consideration of $9,500. The net proceeds from the sale were $688, after (i) repayment of $9,467 (of which $2,467 was scheduled to mature on October 31, 2002) of existing recourse mortgage indebtedness on Western Plaza, (ii) prorations, closing costs and fees and (iii) release of certain escrowed funds. We used these net proceeds to make a principal payment of $661 on the Mezzanine Loan.

     The operating results of Western Plaza through the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations for all periods. In connection with the sale of Western Plaza, we recorded a gain on the sale of real estate of $2,121 (also included in discontinued operations) during the second quarter of 2002.

Jeffersonville II Center

     Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. As a result of the transfer of our ownership interest in the Jeffersonville II Center, we recorded a non-recurring gain of $17,121 (included in discontinued operations) during the third quarter of 2002, representing the difference between our carrying value of the Jeffersonville II Center and its related assets and liabilities, including our carrying value of the indebtedness of $17,938 (principal outstanding of $17,768 and unamortized debt premium of $170), as of the date of transfer. The transfer of our ownership interest in the Jeffersonville II Center did not have a material impact on our results of operations or financial condition because during 2001 and through the transfer date in 2002, all excess cash flow from the operations of the Jeffersonville II Center was utilized for debt service on the non-recourse mortgage loan.

     The operating results of the Jeffersonville II Center are classified as discontinued operations in the Consolidated Statements of Operations through the date of disposition for all periods presented. See "Conroe Center" above for additional information.

Vero Beach Center

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

                                  Page - (F-15)

     During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust our carrying value of the Vero Beach Center to its estimated fair value in accordance with the provisions of FAS No. 144. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center and its related assets and liabilities, including our carrying value of the indebtedness of $25,126 (principal outstanding of $24,497 and unamortized debt premium of $629), were transferred to John Hancock. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. Foreclosure on the Vero Beach Center did not, and the expected transfer of our ownership interest in the Woodbury Center is not, expected to have a material impact on our results of operations or financial condition because during 2002, all excess cash flow from the operations of the John Hancock Properties was utilized for debt service on their non-recourse mortgage loans. The carrying value of the Woodbury Center was $15,736 as of December 31, 2002. Such value is exceeded by our carrying value of the associated indebtedness of $16,713 (principal outstanding of $16,331 and unamortized debt premium of $382) as of December 31, 2002. If we were to transfer our ownership interest in the Woodbury Center to John Hancock, we would record a non-recurring gain for the difference between the carrying value of the Woodbury Center and its related net assets and the carrying value of the indebtedness as of the date of transfer.

     The operating results of the Vero Beach Center are classified as discontinued operations in the Consolidated Statements of Operations through the date of disposition for all periods. No gain or loss was recorded in connection with the foreclosure of the Vero Beach Center. See Note 6 - "Debt" for additional information.

Melrose Place

     On October 30, 2002, we completed the sale of Melrose Place, a community center located in Knoxville, Tennessee. Melrose Place was sold to Melrose Place Tennessee General Partnership for cash consideration of $2,500. The net proceeds from the sale were $555, after (i) repayment of $1,935 of existing recourse mortgage indebtedness on Melrose Place, (ii) prorations, closing costs and fees and (iii) release of certain escrowed funds. We used these net proceeds to make a principal payment of $533 on the Mezzanine Loan.

     The operating results of Melrose Place are classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. In connection with the sale of Melrose, we recorded a gain on the sale of real estate of $990 (also included in discontinued operations) during the fourth quarter of 2002.

Puerto Rico Center

     On December 6, 2002, we completed the sale of (i) Prime Outlets of Puerto Rico, an outlet center located in Barceloneta, Puerto Rico and (ii) certain adjacent parcels of land being developed for non-outlet retail use (collectively, the "Puerto Rico Center"). The Puerto Rico Center was sold to PR Barceloneta, LLC for cash consideration of $36,500. The net proceeds from the sale were $13,958, after (i) repayment of $19,202 of existing first mortgage indebtedness on the Puerto Rico Center, (ii) pro-rations, closing costs and fees, (iii) establishment of certain escrows at closing and (iv) release of certain escrowed funds. We used these net proceeds to make a principal payment of $12,637 on the Mezzanine Loan. At the closing of the sale of the Puerto Rico Center, we were required to fund $2,800 into an escrow account which will be returned to us only upon satisfaction of certain conditions no later than December 31, 2004. The escrow account is included in restricted cash (see Note 4
- "Restricted Cash") and an offsetting deferred liability is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of December 31, 2002. Under the terms of the transaction, we will continue to manage, market and lease the Puerto Rico Center for a fee on behalf of PR Barceloneta, LLC.

     The  operating  results  of the  Puerto  Rico  Center  through  the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations for all periods. During the third quarter of 2002, we recorded an impairment loss of $15,557 (also included in discontinued operations) representing the write-down of our carrying value of the Puerto Rico Center to its fair value less estimated costs to sell, based on the terms of the sale agreement.

Colorado Properties

     On December 6, 2002, we completed the sale of two outlet centers (together, the "Colorado Properties") to TGS (U.S.) Realty, Inc. for aggregate cash consideration of $96,000. The Colorado Properties are located in Castle Rock, Colorado and Loveland, Colorado. The net proceeds from the sale of the Colorado Properties were $12,628, after (i) required defeasance of $74,849 of mortgage indebtedness and the costs related to such defeasance (see Note 6 - "Debt for additional information), (ii) prorations, closing costs and fees and (iii) the release of certain escrowed funds. We used these net proceeds to make a principal payment of $10,309 on the Mezzanine Loan.

     The operating results of the Colorado Properties through the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations for all periods presented. In connection with the sale of the Colorado Properties, we recorded a gain on the sale of real estate of $15,543 (also included in discontinued operations) during the fourth quarter of 2002.

                                  Page - (F-16)

     The following summary presents the operating results of those properties disposed of during 2002 whose results are classified as discontinued operations in the Consolidated Statements of Operations for all periods:


------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                  2002                2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                           $ 17,695            $ 27,570           $ 27,225
Percentage rents                                                          639                 751                803
Tenant reimbursements                                                   9,574              13,145             12,601
Interest and other                                                        991               1,295              1,073
                                                                     --------            --------           --------
  Total revenues                                                       28,899              42,761             41,702

Expenses
Property operating                                                      7,277               9,979             10,043
Real estate taxes                                                       3,131               4,229              4,121
Depreciation and amortization                                           5,437              11,055              9,626
Interest                                                                8,954              12,995             11,279
Provision for asset impairment                                         27,757                   -                  -
Other charges                                                             553               3,014              1,980
                                                                     --------            --------           --------
  Total expenses                                                       53,109              41,272             37,049
                                                                     --------            --------           --------
Income (loss) before gain                                             (24,210)              1,489              4,653
  on sale of real estate
Gain on sale of real estate, net                                       26,152                   -                  -
                                                                     --------            --------           --------
Discontinued operations                                              $  1,942            $  1,489           $  4,653
                                                                     ========            ========           ========
====================================================================================================================================

 2001 Sales Transactions

     The operating results for properties disposed of during 2001 are not classified as discontinued operations in the Consolidated Statements of Operations. Such properties and/or their operating results through the dates of their respective disposition are collectively referred to as the "2001 Property Dispositions". The following discussion summarizes the terms of such dispositions.

     On February 2, 2001, we sold Northgate Plaza, a community center located in Lombard, Illinois to Arbor Northgate, Inc. for aggregate consideration of $7,050. After the repayment of mortgage indebtedness of $5,966 and prorations, closing costs and fees, the net proceeds from the Northgate Plaza sale were $510. On March 16, 2001, we sold Prime Outlets at Silverthorne (the "Silverthorne Center"), an outlet center located in Silverthorne, Colorado, to Silverthorne Factory Stores, LLC for aggregate consideration of $29,000. The net proceeds from the sale of the Silverthorne Center were $8,993, after the repayment of certain mortgage indebtedness (see below) of $18,078 on Prime Outlets at Lebanon (the "Lebanon Center") and prorations, closing costs and fees. The net proceeds from these sales were used to prepay an aggregate $9,137 of principal outstanding under the Mezzanine Loan. In connection with these sales, we recorded an aggregate gain on the sale of real estate of $732 during the first quarter of 2001. The operating results of these properties are included in our results of operations through the respective dates of disposition.

     Prior to the sale of the Silverthorne Center, it was one of the properties securing our Mega Deal Loan. In conjunction with the closing of the Silverthorne Center, we substituted the Lebanon Center for the Silverthorne Center in the cross-collateralized asset pool securing the Mega Deal Loan pursuant to the collateral substitution provisions contained in the loan agreement. In conjunction with adding the Lebanon Center as security for the Mega Deal Loan, we repaid certain mortgage indebtedness on the Lebanon Center of $18,078 (see above).

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

                                  Page - (F-17)

     For the years ended December 31, 2001 and 2000, respectively, combined revenues were $1,551 and $6,354, respectively, and combined expenses were $982 and $27,303 (including provision for asset impairment of $20,606), respectively for Northgate Plaza and the Silverthorne Center as reflected in our results from continuing operations through their respective dates of disposition. For the years ended December 31, 2001 and 2000, our equity in losses (included in interest and other income in the Consolidated Statements of Operations) for the New River Center were $181 and $446, respectively.

2000 Sales Transactions

     The  operating  results  for  properties  disposed  of during  2000 are not
classified  as  discontinued   operations  in  the  Consolidated  Statements  of
Operations. The following discussion summarizes the terms of such dispositions.

     On February 23, 2000, we completed the sale of Prime Outlets at Williamsburg (the "Williamsburg Center") to the Prime/Estein Venture for aggregate consideration of $59,000, including the assumption of mortgage indebtedness of $32,500. In connection with the sale of the Williamsburg Center, we received (i) cash proceeds of $11,063, net of prorations, closing costs and fees, and (ii) a promissory note in the amount of $10,000 from the Prime/Estein Venture (of which Estein's obligation was $7,000). In connection with our refinancing of the mortgage indebtedness on the Williamsburg Center in October 2001, the promissory note was deemed repaid in full (we received $7,000 from Estein and our equity in the Prime/Estein Venture was increased by $3,000). Effective on the date of disposition, we have accounted for our ownership interest in the Williamsburg Center in accordance with the equity method of accounting. See Note 6 - "Debt" for additional information. Under the terms of the transaction, we will continue to manage, market and lease the Williamsburg Center for a fee on behalf of the Prime/Estein Venture.

     During March 2000, we completed the sale of an outparcel land located in Camarillo, California for aggregate consideration of $4,563. The net cash proceeds from the sale, including the release of certain funds held in escrow, were $4,623, after closing costs and fees. In connection with this sale, we recorded a gain on the sale of outparcel land (included in interest and other income in the Consolidated Statements of Operations) of $2,472 during the first quarter of 2000.

     On December 22, 2000, we completed the sale of four outlet centers to a joint venture partnership comprised of Fortress Investment Fund LLC ("Fortress") and Chelsea GCA Realty, Inc. ("Chelsea") for aggregate consideration of $239,500, including the assumption of first mortgage debt of $174,235. The four outlet centers (collectively, the "Permanent Loan Properties") that were sold are located in Gilroy, California; Michigan City, Indiana; Waterloo, New York; and Kittery, Maine. In connection with the sale of the Permanent Loan Properties, we incurred a loss on sale of real estate of $42,648 in the fourth quarter of 2000. The net proceeds from the sale, after closing costs and fees and the required purchase of land in the amount of $7,325 related to the outlet center in Gilroy, California, was $51,403. Net proceeds from the sale were used for the prepayment of certain long-term debt. The operating results of the Permanent Loan Properties are included in our results of operations through the date of disposition.

     For the year ended December 31, 2000, combined revenues were $40,813 and combined expenses were $34,609, respectively for the Williamsburg Center and the Permanent Loan Properties as reflected in our results from continuing operations through their respective dates of disposition.

Note 4 - Restricted Cash

     As of December 31, 2002 and 2001, $107,037 and $37,885, respectively, of cash and cash equivalents were placed in various escrows and, therefore, classified as restricted cash in the Consolidated Balance Sheet. Restricted cash as of December 31, 2002 includes $79,042 of US Treasury Securities held in escrow for debt service associated with our defeased notes payable (see "Defeased Notes Payable" contained in Note 6 - "Debt" for additional information). The remainder of restricted cash generally consists of (i) lender escrows for the payment of debt service, real estate taxes, insurance, capital expenditures and certain operating expenses and (ii) escrows for tenant marketing contributions. Restricted cash also (i) includes a cash collateral account of $1,925 and $2,825 (10% of the original issuance amount) as of December 31, 2002 and 2001, respectively, for certain fixed rate tax-exempt revenue bonds (see Note 6 - "Debt" for additional information) and (ii) a $2,800 escrow as of December 31, 2002 related to our sale of the Puerto Rico Center (see "Note 3 - "Property Dispositions" for additional information).

                                  Page - (F-18)

Note 5 - Deferred Charges

        Deferred charges were as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                              2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Leasing commissions                                                                                     $  7,031        $  9,590
Financing costs                                                                                           11,526          27,489
                                                                                                        --------        --------
                                                                                                          18,557          37,079
Accumulated amortization                                                                                 (14,791)        (25,290)
                                                                                                        --------        --------
                                                                                                        $  3,766        $ 11,789
                                                                                                        ========        ========
====================================================================================================================================

Note 6 - Debt

Bonds Payable

     Bonds payable, consisting of tax-exempt revenue bonds and Urban Development Action Grant ("UDAG") loans, were as follows:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                2002            2001
------------------------------------------------------------------------------------------------------------------------------------
Chattanooga Bonds, 7%, monthly interest and sinking fund payments, due December 15, 2012,
  collateralized by properties in Chattanooga, TN (In Default)                                            $ 17,920        $ 18,390

UDAG loans, 6%, monthly principal and interest payments, due August 2016 to September 2019,
  collateralized by properties in Chattanooga, TN                                                            4,575           4,650

Knoxville Bonds, 6.88%, monthly interest and sinking fund payments, due December 1, 2014,
  collateralized by properties in Knoxville, TN                                                                  -           8,935
                                                                                                          --------        --------
                                                                                                          $ 22,495        $ 31,975
                                                                                                          ========        ========
====================================================================================================================================

     In 1999, we refinanced $28,250 of variable-rate, tax-exempt revenue bonds by issuing an aggregate of $28,250 of fixed rate tax-exempt revenue bonds (the "Fixed Rate Bonds"). The Fixed Rate Bonds consisted of (i) $19,250 of bonds collateralized by properties located in Chattanooga, Tennessee (the "Chattanooga Bonds") and $9,000 of bonds collateralized by properties located in Knoxville, Tennessee (the "Knoxville Bonds"). The Chattanooga Bonds (i) bear interest at 7%, (ii) require semi-annual interest payments, (iii) require monthly sinking fund payments and (iv) mature on December 15, 2012. The Knoxville Bonds were repaid in full during 2002 in connection with the sales of the Shops at Western Plaza and Melrose Place in June and October, respectively (see Note 3 - "Property Dispositions" for additional information. The Chattanooga Bonds are redeemable by us commencing in December 2006 at 102% of the then outstanding principal balance. The redemption price decreases incrementally each year thereafter through December 2008, at which date the redemption price is fixed at 100% of the then outstanding principal balance. Additionally, we are required to maintain an amount equal to 10% of the original issuance amounts of the Chattanooga Bonds in escrow (see Note 4 - "Restricted Cash" for additional information). Fixed Rate Bonds of $470 and $480 were redeemed from the sinking fund during the years ended December 31, 2002 and 2001, respectively.

     The Chattanooga Bonds contain (i) certain covenants, including a minimum debt-service coverage ratio financial covenant (the "Financial Covenant") and
(ii) cross-default provisions with respect to certain of our other credit agreements. Based on the operations of the collateral properties, we were not in compliance with the Financial Covenant for the quarters ended June 30, September 30 and December 31, 2002. In the event of non-compliance with the Financial Covenant or default, the holders of the Chattanooga Bonds (the "Bondholders") have the ability to put such obligations to us at a price equal to par plus accrued interest. On January 31, 2003, we entered into an agreement (the "Forbearance Agreement") with the Bondholders. The Forbearance Agreement provides amendments to the underlying loan and other agreements that allow us to be in compliance with various financial covenants, including the Financial Covenant. So long as we continue to comply with the provisions of the Forbearance Agreement and are not otherwise in default of the underlying loan and other documents through December 31, 2004, the revised financial covenants will govern. Additionally, certain quarterly tested financial covenants and other covenants become effective June 30, 2004. Pursuant to the terms of the Forbearance Agreement, we were required to fund $1,000 into an escrow account to be used for conversion of certain of the retail space in the collateral properties to office space and agreed that an event of default with respect to the other debt obligations related to the property would also constitute a default under the Chattanooga Bonds. We funded this required escrow in February 2003.

                                  Page - (F-19)

Notes Payable

        Notes payable consisted of the following:

------------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                                   2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Mega Deal Loan, 7.782%, monthly principal and interest of $2010, due
  November 11, 2003, collateralized by 13 properties located throughout the United States                   $ 263,793      $ 342,629

Mortgage, 6.927% effective rate, monthly principal and interest of $565, due October 11, 2006,
  collateralized by four properties located throughout the United States                                       71,326         72,954

Mortgage, 6.927% effective rate, monthly principal and interest of $527, due March 11, 2006,
  collateralized by four properties located throughout the United States                                       61,621         63,521

Mortgage, 7.60%, monthly principal and interest of $450, due May 10, 2009, collateralized by
  property located in Niagara Falls, NY                                                                        60,805         61,488

Mortgage, 8.35%, monthly principal and interest of $215, due June 11, 2007,  collateralized by
  three properties located throughout the United States (In Default)                                           24,919         25,327

Mortgage, 6.95% effective rate, monthly principal and interest of $140, due November 1, 2005, collateralized by properties located in Vero Beach, FL (Foreclosed in September 2002) and
  Woodbury, MN (In Default)                                                                                    16,713         42,652

Mortgage, 6.95% effective rate, monthly principal and interest of $81, due November 1, 2005,
  collateralized by property located in Perryville, MD                                                          9,274          9,593

Other Notes Payable                                                                                             2,992          2,992

Mezzanine Loan, LIBOR plus 9.50% (minimum of 14.50%) through December 31, 2001
  (14.50% at December 31, 2001), LIBOR plus 9.75% (minimum of 14.75%) thereafter, monthly principal and interest payments, due September 30, 2003, collateralized by pledges of equity
  interests in certain properties                                                                                   -         62,079

Construction Mortgage Loan, LIBOR plus 1.50% (3.62% at December 31, 2001), monthly interest-only payments through May 31, 2002, monthly principal and interest thereafter, due
  June 1, 2004, collateralized by property located in Hagerstown, MD                                                -         49,062

Mortgage, 6.915% effective rate, monthly principal and interest of $357, due June 10, 2002,
  collateralized by properties located in Conroe, TX and Jeffersonville, OH                                         -         33,559

Bridge Loan, 13%, monthly interest plus principal of the greater of $50 or 50% of excess cash flow,
  due December 31, 2003, collateralized by six properties located throughout the United States                      -        111,375

Puerto Rico First Mortgage Loan, LIBOR plus 3.50% (5.64% at December 31, 2001), monthly interest plus (i) principal based on a 25-year amortization schedule at 9% through January 1, 2002 and (ii) principal based on a 15-year amortization schedule at 9% thereafter, due December 31, 2003,
  collateralized by property located in Barceloneta, Puerto Rico                                                    -         19,817

Edinburgh First Mortgage Loan, LIBOR plus 3.50% (minimum of 8.00%) (8.00% at December 31, 2001), monthly principal and interest of $159, due July 1, 2004, collateralized by property located in
  Edinburgh, IN                                                                                                     -         16,456

Hagerstown Second Mortgage Loan, LIBOR plus 2.50% (4.62% at December 31, 2001), monthly interest-only payments through June 30, 2001, monthly principal of $164 plus interest thereafter,
  due June 1, 2004, collateralized by property located in Hagerstown, MD                                            -          9,016

Mortgage, 7.50%, monthly principal and interest of $29, due April 30, 2002, collateralized by
  property located in Knoxville, TN                                                                                 -          2,972
                                                                                                            ---------      ---------
                                                                                                            $ 511,443      $ 925,492
                                                                                                            =========      =========
====================================================================================================================================

     Notes payable included unamortized debt premiums of $7,955 and $11,051 in the aggregate at December 31, 2002 and 2001, respectively. Our debt premiums are being amortized over the terms of the related debt instruments in accordance with the effective interest method. Amortization of debt premiums (included in interest expense in the Statements of Operations) was $2,020, $1,928 and $1,841 for the years ended December 31, 2002, 2001 and 2000, respectively.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During 2001, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on non-recourse mortgage loans which were cross-collateralized by the Jeffersonville II Center and the Conroe Center. At the time of suspension, these non-recourse mortgage loans were held by New York Life. Effective January 1, 2002, New York Life foreclosed on the Conroe Center. Effective July 18, 2002, New York Life sold its interest in the Jeffersonville II Center loan. On August 13, 2002, we transferred our ownership interest in the Jeffersonville II Center to New York Life's successor. See Note 3 - "Property Dispositions" for additional information.

                                  Page - (F-20)

     During August 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on non-recourse mortgage loans which were cross-collateralized by the Vero Beach Center and the Woodbury Center. These non-recourse mortgage loans were held by John Hancock. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. The aggregate carrying value of the Woodbury Center was $15,736 as of December 31, 2002. Such amount is exceeded by the aggregate carrying value of the non-recourse mortgage loan of $16,713, including an unamortized debt premium of $382, as of December 31, 2002. Upon the transfer of the Woodbury Center to John Hancock, we expect to record a non-recurring gain for the difference between the carrying value of the property and its related net assets and the outstanding loan balance and related liabilities. See Note 3
- "Property Dispositions" for additional information.

     In December 2002, we notified the servicer of certain non-recourse mortgage loans (cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) totaling $24,919 as of December 31, 2002 that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. At that time, certain of our subsidiaries suspended the regularly scheduled monthly debt service payments. Subsequent to our notification to the servicer, we have been remitting on a monthly basis all available cash flow from the properties, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the lender to accelerate the loan and to exercise various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The lender has notified us that it has accelerated the loan. Since that time we have initiated discussions with the servicer of the loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification to the terms of the loans. However, any action by the lender with respect to these properties is not expected to have a material impact on our results of operations or financial condition because we are currently only remitting available cash flow. These non-recourse mortgage loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $314 as of December 31, 2002, which is included in restricted cash in the Consolidated Balance Sheet (see Note 3 - "Restricted Cash" for additional information). The aggregate carrying value of these properties was $21,891 as of December 31, 2002. Such amount is exceeded by the aggregate outstanding balance of the non-recourse mortgage loans of $24,919 as of December 31, 2002. If the lender were to foreclose on the collateral properties or we were to transfer our ownership interest in the collateral properties to the lender, we would record a non-recurring gain for the difference between the carrying value of the properties and their related net assets and the outstanding loan balances and related liabilities.

Defeased Notes Payable

     On December 6, 2002, we completed the sale of our Colorado Properties, which were part of the 15 properties contained in the collateral pool securing the Mega Deal Loan, which had a then outstanding balance of $338,940. In connection with the release of the Colorado Properties from the collateral pool, we were required to partially defease the Mega Deal Loan. Therefore, the Mega Deal Loan was bifurcated into (i) a defeased portion in the amount of $74,849 (the "Defeased Notes Payable") and (ii) an undefeased portion in the amount of $264,091, which is still referred to as the Mega Deal Loan. Both the Defeased Notes Payable and the Mega Deal Loan (i) bear interest at a fixed-rate of 7.782%, (ii) require monthly payments of principal and interest pursuant to a 30-year amortization schedule and (iii) mature on November 11, 2003. The Mega Deal Loan is now secured by the remaining 13 properties contained in the collateral pool. We used $79,257 of the gross proceeds from the sale of the Colorado Properties to purchase US Treasury Securities, which were placed into a trustee escrow (the "Trustee Escrow"). The Trustee Escrow is used to make the scheduled monthly debt service payments, including the payment of the then outstanding principal amount, together with all accrued and unpaid interest on the maturity date of November 11, 2003, under the Defeased Notes Payable. As of December 31, 2002, the outstanding balance of the Defeased Notes Payable was $74,764 and the balance of the Trustee Escrow was $79,042 (included in restricted cash in the Consolidated Balance Sheet). See Note 3 - "Property Dispositions" for additional information. Furthermore, in connection with the partial defeasance of the Mega Deal Loan we amended the Mega Deal Loan so that
(i) we are required to fund 10 monthly payments of $500 into a lender escrow to be used as additional cash collateral and (ii) release prices for the remaining 13 properties in the collateral pool were amended to provide for a more orderly refinancing of the Mega Deal Loan.

                                  Page - (F-21)

Debt Service Obligations

     The scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $7,955 and (ii) $41,250 of aggregate non-recourse mortgage indebtedness in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" above), and related average contractual interest rates by year of maturity as of December 31, 2002 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                     Bonds Payable
                                  (including sinking                                       Defeased
                                    fund payments)            Notes Payable              Notes Payable               Total Debt
                                 ---------------------  ------------------------    ----------------------   -----------------------
                                   Average                Average                      Average                Average
                                  Interest  Principal    Interest     Principal       Interest   Principal    Interest   Principal
Years Ended December 31,           Rates    Maturities    Rates       Maturities       Rates     Maturities    Rates     Maturities
------------------------------------------------------------------------------------------------------------------------------------
2003                               6.33%   $    680        7.79%      $ 266,659        7.78%      $ 74,764      7.78%     $ 342,103
2004                               6.34%        726        8.44%          3,075                                 8.04%         3,801
2005                               6.34%        773        8.58%         11,574                                 8.44%        12,347
2006                               6.34%        820        8.83%        120,437                                 8.81%       121,257
2007                               6.34%        878        7.60%          1,002                                 7.02%         1,880
Thereafter                         6.52%     18,618        7.57%         59,491                                 7.32%        78,109
                                   ----    --------        ----       ---------        ----       --------      ----      ----------
                                   6.49%   $ 22,495        8.06%      $ 462,238        7.78%      $ 74,764      7.96%     $ 559,497
                                   ====    ========        ====       =========        ====       ========      ====      ==========
====================================================================================================================================

     Such indebtedness in the amount of $559,497 had a weighted-average maturity of 2.6 years and bore contractual interest at a weighted-average rate of 7.96% per annum. At December 31, 2002, all of such indebtedness bore interest at fixed rates. Our scheduled principal payments during 2003 for such indebtedness aggregated $342,103. In addition to regularly scheduled principal payments, the 2003 scheduled principal payments also reflect balloon payments of (i) $260,681 for the Mega Deal Loan and (ii) $73,882 due for the Defeased Notes Payable. Both the Mega Deal Loan and the Defeased Notes Payable are scheduled to mature on November 11, 2003. All debt service due under the Defeased Notes Payable, including the balloon payment due at maturity, will be made from the Trustee Escrow. See "Going Concern" for additional information.

Interest Expense

     Interest costs are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                 2002             2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Interest incurred                                                                      $ 58,574         $ 75,451         $ 89,286
Amortization of deferred financing costs                                                  4,747            6,341            2,922
Non-recurring loss on early extinguishment of debt                                          525                -            4,206
Amortization of debt premiums                                                            (2,020)          (1,928)          (1,841)
Interest capitalized to development projects                                                  -                -           (3,412)
                                                                                       --------         --------         --------
  Total                                                                                $ 61,826         $ 79,864         $ 91,161
                                                                                       ========         ========         ========

Interest paid                                                                          $ 64,757         $ 86,551         $ 99,611
                                                                                       ========         ========         ========
====================================================================================================================================

     The aggregate carrying amount of our debt at December 31, 2002 approximated its fair value. Additionally, as of December 31, 2002, substantially all of our assets were pledged as collateral for our debt.

Defaults  on  Certain   Non-recourse  Mortgage  Indebtedness  of  Unconsolidated
Partnerships

     Two mortgage loans related to projects in which we, through subsidiaries, indirectly own joint venture interests have matured and are in default. The mortgage loans, at the time of default, were (i) a $10,389 first mortgage loan on Phase I of the Bellport Outlet Center, held by Union Labor Life Insurance Company ("Union Labor"); and (ii) a $13,338 first mortgage loan on Oxnard Factory Outlet, an outlet center located in Oxnard, California, held by Fru-Con. An affiliate of ours has a 50% ownership interest in the partnership, which owns Phase I of the Bellport Outlet Center. Fru-Con and us are each a 50% partner in the partnership that owns the Oxnard Factory Outlet.

     Union Labor filed for foreclosure on Phase I of the Bellport Outlet Center and a receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing and leasing Phase I of the Bellport Outlet Center. A judgment for foreclosure was entered on January 25, 2003 in the amount of $12,711. The foreclosure occurred on March 17, 2003 with Union Labor acquiring the property for $5,100. We continue to negotiate the terms of a transfer of our ownership interest in Oxnard Factory Outlet to Fru-Con. We do not manage or lease Oxnard Factory Outlet.

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

                                  Page - (F-22)

     In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in (i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of December 31, 2002, we had no carrying value for our investment in these properties.


2002 Debt Transactions

     We disposed of certain properties through various transactions, including sale, joint venture arrangements, foreclosure and transfer to lender, during the year ended December 31, 2002. In connection with these dispositions, we reduced our indebtedness by $349,378, including the partial defeasance of $74,849 of the Mega Deal Loan. This reduction also includes (i) the repayment of associated mortgage indebtedness aggregating $168,982, (ii) debt assumed by the purchaser of $46,862 and (iii) debt associated with foreclosure or transfer of properties aggregating $58,685. See Note 3 - "Property Dispositions" for additional information.

     At the beginning of 2002, our Mezzanine Loan had an outstanding balance of $62,079. During 2002 we repaid the Mezzanine Loan in full through (i) regularly scheduled monthly principal payments aggregating $9,295, (ii) additional principal payments aggregating $45,467 made with excess proceeds from our asset sales (see Note 3 - "Property Dispositions" for additional information) and
(iii) a payoff of $7,317 with cash from escrows and operating cash. In connection with the early extinguishment of the Mezzanine Loan, we incurred a non-recurring loss of $525 (included in interest expense in the Consolidated Statements of Operations) in the fourth quarter of 2002 representing the write-off of remaining unamortized deferred financing costs. The Mezzanine Loan was obtained in December 2000 in the original amount of $90,000 and was scheduled to mature on September 30, 2003. Through a series of amendments and modifications to its terms, the Mezzanine Loan bore interest at a fixed-rate of 19.75% at the time of the retirement.

Guarantees and Guarantees of Indebtedness of Others

HGP Guarantees

     On July 15, 2002, Horizon Group Properties, Inc. and its affiliates ("HGP") announced they had refinanced a secured credit facility (the "HGP Secured Credit Facility") through a series of new loans aggregating $32,500. Prior to the refinancing, we were a guarantor under the HGP Secured Credit Facility in the amount of $10,000. In connection with the refinancing, our guarantee was reduced to a maximum of $4,000 as security for a $3,000 mortgage loan and a $4,000 mortgage loan (collectively, the "HGP Monroe Mortgage Loan") secured by HGP's outlet shopping center located in Monroe, Michigan. The HGP Monroe Mortgage Loan has a 3-year term, bears interest at the prime lending rate plus 2.50% (with a minimum of 9.90%) and requires monthly interest-only payments. The HGP Monroe Mortgage Loan may be prepaid without penalty after two years. Our guarantee with respect to the HGP Monroe Mortgage Loan will be extinguished if the principal amount of such obligation is reduced to $5,000 or less through repayments.

     Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,240 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures in April 2003, bears interest at LIBOR plus 5.50%, and requires monthly debt service payments.

     On October 11, 2001, HGP announced that it was in default under two loans with an aggregate principal balance of approximately $45.5 million secured by six of its other outlet centers. Such defaults do not constitute defaults under the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage nor did they constitute a default under the HGP Secured Credit Facility. We have not recorded any liability related to these guarantees and no claims have been made under our guarantees with respect to the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage. HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. ("Horizon") in June 1998.

Prime/Estein Venture Guarantees

     Pursuant to Prime/Estein Venture-related documents to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed-rate financing at an annual rate of 7.75% (the "Interest Rate Subsidy Agreement") for the Birch Run Center, the Williamsburg Center and the Hagerstown Center.

                                  Page - (F-23)

     In August 2001, we, through affiliates, completed a refinancing of $63,000 of first mortgage loans secured by the Birch Run Center. The refinanced loan (the "Birch Run First Mortgage") (i) has a term of 10-years, (ii) bears interest at an effective rate of 8.12% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, we are required to pay to the Prime/Estein Venture the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 8.12% (the "Interest Rate Subsidy Obligation"). The total payments to the Prime/Estein Venture by us over the term of the Birch Run First Mortgage Loan will be approximately $2,723. In connection with the refinancing, we recorded a non-recurring loss of $1,882 (included in other charges in the Consolidated Statements of Operations) during the third quarter of 2001 representing the net present value of the Interest Rate Subsidy Obligation. Additionally, we also incurred $1,036 of non-recurring refinancing costs (included in other charges) in the third quarter of 2001. As of December 31, 2002, the Interest Rate Subsidy Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $1,477.

     In October 2001, we, through affiliates, completed the refinancing of a $32,500 first mortgage loan secured by the Williamsburg Center. The new first mortgage loan (the "Williamsburg First Mortgage") (i) has a term of 10-years,
(ii) bears interest at a fixed-rate of 7.69% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, the Prime/Estein Venture is required to pay to us the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 7.69%.

     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.88% as of December 31, 2002. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. We have not recorded any liability related to our guarantee of the Hagerstown First Mortgage; however, in connection with the sale of the Hagerstown Center, we established a reserve for estimated refinancing costs in the amount of $937, which is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of December 31, 2002. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

Mandatory Redemption Obligation

     On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT (i) a 13% return on its $17,236 of invested capital and (ii) the full return of its invested capital by December 31, 2003. As of December 31, 2002, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $16,667 (included in accounts payable and other liabilities in the Consolidated Balance Sheet). See
Note 3 - "Property Dispositions" for additional information.

Going Concern

     Our liquidity depends on cash provided by operations and potential capital raising activities such as funds obtained through borrowings, particularly refinancing of existing debt, and cash generated through asset sales. Although we believe that estimated cash flows from operations and potential capital raising activities will be sufficient to satisfy our scheduled debt service and other obligations and sustain our operations for the next year, there can be no assurance that we will be successful in obtaining the required amount of funds for these items or that the terms of the potential capital raising activities, if they should occur, will be as favorable as we have experienced in prior periods.

     During 2003, our Mega Deal Loan matures on November 11, 2003. The Mega Deal Loan, which is secured by a 13 property collateral pool, had an outstanding principal balance of $263,793 as of December 31, 2002 and will require a balloon payment of $260,681 at maturity. Based on our initial discussions with various prospective lenders, we are currently projecting a potential shortfall with respect to refinancing the Mega Deal Loan. Nevertheless, we believe this shortfall may be alleviated through potential asset sales and/or other capital raising activities, including the placement of mezzanine level debt. We caution that our assumptions are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion and which may adversely impact our ability to consummate various asset sales or other capital raising activities.

                                  Page - (F-24)

     In connection with the completion of the sale of the Bridge Properties in July 2002, we guaranteed to FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of the Mandatory Redemption Obligation by December 31, 2003. As of December 31, 2002, the Mandatory Redemption Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $16,237. See Note 3 - "Property Dispositions" for additional information. Although we are in the process of seeking to generate additional liquidity to repay the Mandatory Redemption Obligation through (i) the sale of FRIT's ownership interest in the Bridge Properties and/or (ii) the placement of additional indebtedness on the Bridge Properties, there can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 property collateral pool under the aforementioned Mega Deal Loan.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note 7 - Investment in Unconsolidated Joint Ventures

     We account for our investment in unconsolidated joint ventures in accordance with the equity method of accounting as we exercise significant influence, but do not control these entities. In all of our joint venture arrangements, the rights of the investors are both protective as well as participating. Therefore, these participating rights preclude us from consolidating our investments. Our investments are recorded initially at our cost and subsequently adjusted for equity in earnings (losses) and cash contributions and distributions.

     As of December 31, 2002 our interests in joint venture partnerships included (i) three outlet centers owned by the Prime/Estein Venture and (ii) six properties owned by the PFP Venture. The Prime/Estein Venture owns the Birch Run Center, the Williamsburg Center and the Hagerstown Center which contain an aggregate 1,485,000 square feet of GLA. The PFP Venture owns the Bridge Properties (Prime Outlets at Anderson, Prime Outlets at Calhoun, Prime Outlets at Gaffney, Prime Outlets at Latham, Prime Outlets at Lee and Prime Outlets at
Lodi) which contain an aggregate 1,304,000 square feet of GLA. On April 19, 2002, we completed the sale of the Bellport Outlet Center. We had a 51% ownership interest in the joint venture partnership that owned the Bellport Outlet Center and accounted for our ownership interest in accordance with the equity method of accounting through the date of disposition. See Note 3 - "Property Dispositions" and Note 6 - "Debt" for additional information.

     The following summarizes unaudited condensed financial information for the Bellport Outlet Center, the Prime/Estein Venture and the PFP Venture as of and for the year ended December 31, 2002:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Bellport        Prime/Estein
Years Ended December 31, 2002                               Outlet Center         Venture          PFP Venture             Total
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                 $  622            $ 35,712            $ 10,571            $ 46,905
Total expenses                                                  1,000              33,547               8,604              43,151
                                                               ------            --------            --------            --------
  Net income (loss)                                            $ (378)           $  2,165            $  1,967            $  3,754
                                                               ======            ========            ========            ========
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Prime/Estein
December 31, 2002                                                                 Venture           PFP Venture            Total
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $ 242,921           $ 127,933           $ 370,854
Total liabilities                                                                 144,063              92,779             236,842
Total partners' capital                                                            98,858              35,154             134,012
====================================================================================================================================

                                  Page - (F-25)

     The following summarizes our investment in unconsolidated joint ventures as of December 31, 2002, and 2001 and related activity during the year ended December 31, 2002:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Bellport         Prime/Estein
                                                             Outlet Center         Venture          PFP Venture           Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                                     $ 1,689            $ 22,850            $      -            $ 24,539

Capital contributions                                                -               2,974              23,349              26,323

Equity in earnings (losses)  (1)                                  (378)                673                 671                 966

Distributions                                                      (86)                (62)               (566)               (714)

Proceeds from sale                                                (522)                  -                   -                (522)

Loss on sale                                                      (703)                  -                   -                (703)
                                                               -------            --------            --------            --------
Balance, December 31, 2002                                     $     -            $ 26,435            $ 23,454            $ 49,889
                                                               =======            ========            ========            ========
====================================================================================================================================

Note:
(1) Equity in earnings (losses) is included in interest and other income in the Consolidated Statements of Operations. Additionally, our share of equity in losses for the years ended December 31, 2001 and 2000 were $1,594 and $2,552, respectively.

Note 8 - Minority Interests

     In conjunction with the formation of the Operating Partnership and us, the predecessor owners contributed interests in certain properties to the Operating Partnership and, in exchange, received 8,505,472 limited partnership interests in the Operating Partnership ("Common Units"). Additionally, 3,782,121 Common Units were issued in June 1998 in connection with our merger with Horizon Group, Inc. Subject to certain conditions, each Common Unit held by a Limited Partner may be exchanged for one share of Common Stock or, at our option, cash equal to the fair market value of a share of Common Stock at the time of exchange.

     During 2002 and 2001, no Common Units were exchanged for shares of Common Stock. During 2000, 29,296 Common Units were exchanged for shares of Common
Stock.  As of  December  31,  2002,  10,810,912  Common  Units  were  issued and outstanding. Minority interests also include interests in two property partnerships that are not wholly owned by the Company. During the years ended December 31, 2002, 2001, and 2000, expenses totaling $1,687, $1,981 and $2,928, respectively, related solely to our operation were allocated only to the common shareholders. Such allocation is consistent with the federal and state tax treatment of these expenses.

     During the year ended December 31, 2002, there was no allocation of losses or income to minority interests. During the years ended December 31, 2001 and 2000, the loss allocated to minority interests totaled $408 and $738, respectively. Previous cash distributions and losses allocated to minority interests have reduced our minority interests' balance related to Common Units to zero. After reducing the minority interests' balance to zero, cash distributions, if any, related to Common Units would be treated as income allocated to minority interests.

Note 9 - Shareholders' Equity

     We are authorized to issue up to (i) 150,000,000 shares of common stock and
(ii) 24,315,000 shares of preferred stock in one or more series. At December 31, 2002, 43,577,916 shares of common stock, 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock were issued and outstanding. The Series A Senior Preferred Stock and Series B Convertible Preferred Stock have a liquidation preference equivalent to $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon. Dividends, if declared, on the Series A Senior Preferred Stock are payable quarterly in the amount of $2.625 per share per annum. Dividends, if declared, on the Series B Convertible Preferred Stock are payable quarterly at the greater of (i) $2.125 per share per annum or (ii) the dividends on the number of shares of Common Stock into which a share of Series B Convertible Preferred Stock will be convertible at the conversion price of $20.90 per share of Common Stock. At December 31, 2002, there were 9,363,786 shares of Common Stock reserved for future issuance upon conversion of the Series B Convertible Preferred Stock.

     We have the right to redeem our Series A Senior Preferred Stock and Series B Convertible Preferred Stock beginning on and after March 31, 1999 at $26.75 and $27.125 per share, respectively, plus the amount equal to any accrued and unpaid dividends thereon. The redemption price decreases incrementally each year thereafter through March 31, 2004, at which date the redemption price is fixed at $25.00 per share plus the amount equal to any accrued and unpaid dividends thereon.

                                  Page - (F-26)

     To qualify as a REIT for federal income tax purposes, we are required to pay distributions to our common and preferred shareholders of at least 90% of our REIT taxable income in addition to satisfying other requirements. Although we intend to make distributions, if necessary, to remain qualified as a REIT under the Code, we also intend to retain such amounts as we consider necessary from time to time for our capital and liquidity needs.

     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. We are currently in arrears on thirteen quarters of preferred stock distributions due February 15, 2000 through February 15, 2003, respectively.

     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of December 31, 2002, unpaid dividends for the period beginning on November 16, 1999 through December 31, 2002 on our Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $18,867 and $51,984, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of December 31, 2002 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Note 10 - Stock Incentive Plans

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

     During 2002 we granted options to executive officers and other key employees to purchase 1,892,524 shares of common stock at $0.11 per share. These options, which have a term of 10 years, vest pro-ratable on the anniversary date of the grant over a three-year period. As of December 31, 2002, none of these options were vested. During 2001, we granted options to an executive officer to purchase 300,000 shares of common stock at $2.00 per share. These options, which have a term of 10 years, were fully vested on the date of grant. During 2000, we granted options to executive officers and other key employees to purchase 1,087,600 shares of common stock at $2.00 per share. These options, which have a term of 10 years, were 50% vested as of December 31, 2000 and fully vested on June 30, 2001. Additionally, during 2000, we awarded 180,000 shares of restricted common stock and granted options to outside directors to purchase 420,0000 shares of common stock at $1.69 per share. The restricted common stock was fully vested as of September 1, 2000. The options, which have a term of 10 years, vested pro-ratably on a monthly basis from May 1, 2000 through February 1, 2001.

     We have adopted the disclosure-only provisions of FAS No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for employee stock option grants. If we had elected to recognize compensation based on the fair value of the options granted at grant date as prescribed by FAS No. 123, our unaudited pro forma net loss per share would have been as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                             2002               2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                          $  (99,121)        $  (98,209)        $ (144,116)
                                                                                  ==========         ==========         ==========
Net loss applicable to common shares                                              $ (121,793)        $ (120,881)        $ (166,788)
                                                                                  ==========         ==========         ==========
Basic and diluted loss per common share                                           $    (2.79)        $    (2.77)        $    (3.83)
                                                                                  ==========         ==========         ==========
------------------------------------------------------------------------------------------------------------------------------------

     The fair value for these options was estimated at the date of grant using a
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:


------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              2002               2001                2000
------------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                                5.0%               5.0%                5.0%
Dividend yield                                                                         0.0%               0.0%                0.0%
Volatility factor                                                                      0.37               0.37                0.87
Weighted average life (in years)                                                      10.0               10.0                10.0
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

                                  Page - (F-27)

        A summary of our stock option plans for the years ended December 31 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                      2002                            2001                           2000
                                            ---------------------------    --------------------------     --------------------------
                                                            Weighted                        Weighted                       Weighted
                                                             Average                         Average                        Average
                                                            Exercise                        Exercise                       Exercise
                                                Shares         Price            Shares         Price           Shares         Price
------------------------------------------------------------------------------------------------------------------------------------
Beginning of year                            4,388,756        $ 9.49         4,131,056       $  9.98        3,280,317       $ 14.12
Granted                                      1,892,524          0.11           300,000          2.00        1,507,600          1.91
Cancelled                                   (2,220,967)         5.69           (42,300)         4.09         (656,861)        12.13
                                            ----------        ------         ---------       -------        ---------       -------
End of year                                  4,060,313        $ 4.83         4,388,756       $  9.49        4,131,056       $  9.98
                                            ==========        ======         =========       =======        =========       =======
Exercisable - end of year                    2,167,789        $ 8.96         3,998,756       $ 10.10        3,276,987       $ 11.84
                                            ==========        ======         =========       =======        =========       =======
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                          Options Outstanding                              Options Exercisable
                                                    -------------------------------------------------   ----------------------------
                                                                           Weighted        Weighted                         Weighted
                                                                            Average         Average                          Average
                                                                          Remaining        Exercise                         Exercise
Range of Exercise Price                                     Shares    Life in Years           Price          Shares            Price
------------------------------------------------------------------------------------------------------------------------------------
$0.11                                                    1,892,524              9.4          $ 0.11               -           $    -
$1.69 to $2.00                                             753,230              6.0            1.83         753,230             1.83
$8.50                                                       60,000              6.6            8.50          60,000             8.50
$11.15 to $13.09                                         1,140,705              4.5           12.25       1,140,705            12.25
$13.60 to $14.19                                           142,490              4.3           13.67         142,490            13.67
$19.00                                                      30,000              1.2           19.00          30,000            19.00
$23.53                                                      13,788              3.3           23.53          13,788            23.53
$24.55 to $26.57                                            27,576              2.2           26.13          27,576            26.13
                                                         ---------              ---          ------       ---------           ------
  Total                                                  4,060,313              7.1          $ 4.83       2,167,789           $ 8.96
                                                         =========              ===          ======       =========           ======
====================================================================================================================================

     The weighted fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $0 per share. Under our various plans there were 1,225,224 and 1,170,986 shares reserved for future grants at December 31, 2002 and 2001, respectively.

Note 11 - Lease Agreements

     Certain non-recourse mortgage loans on four outlet centers are currently in default. We are currently negotiating the transfer of one of these outlet centers, the Woodbury Center, to the lender. The other three properties (Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) secure first mortgage loans that are cross-collateralized. We are currently in discussion with the loan servicer regarding restructuring the loans. See "Defaults on Certain Non-recourse Indebtedness" contained in Note 6 - "Debt" for additional information. The following disclosures exclude the lease agreements related to these properties.

     We are the lessors of retail and office space under operating leases with lease terms that expire from 2003 to 2017. Many of these leases contain renewal provisions at the lessee's option. Future minimum base rent to be received under noncancelable operating leases as of December 31, 2002 were as follows:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
2003                                                                                                                      $ 67,929
2004                                                                                                                        51,002
2005                                                                                                                        36,160
2006                                                                                                                        25,261
2007                                                                                                                        16,870
Thereafter                                                                                                                  31,327
                                                                                                                         ---------
                                                                                                                         $ 228,549
                                                                                                                         =========
====================================================================================================================================

                                  Page - (F-28)

     We lease certain land, buildings, and equipment under various noncancelable operating lease agreements. Rental expense for operating leases was $1,759, $1,782, and $2,988 for the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum rental payments by year and in the aggregate, payable under these noncancelable operating leases with initial or remaining terms of one year or more as of December 31, 2002 consisted of the following:

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
2003                                                                                                           $ 1,519
2004                                                                                                             1,199
2005                                                                                                               348
2006                                                                                                               268
2007                                                                                                               201
Thereafter                                                                                                       5,178
                                                                                                               -------
                                                                                                               $ 8,713
                                                                                                               =======
====================================================================================================================================

Note 12 - Special Charges

Non-recurring Other Charges

     During the second quarter of 2002, we recorded a non-recurring charge in the amount of $3,000 to establish a reserve for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges. We had previously recorded a non-recurring charge in the amount of $2,000 to establish a reserve for similar matters during the fourth quarter of 2001. To date, we have entered into settlement agreements providing for payments aggregating $2,760, of which $2,607 was paid as of December 31, 2002. The remaining reserve of $2,393 is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of December 31, 2002. See Note 13 - "Legal Proceedings" for additional information.

     These reserves were estimated in accordance with our established policies and procedures with respect to loss contingencies (see "Contingencies" contained in Note 2 - "Significant Accounting Policies" for additional information) and is based on our current assessment of the likelihood of any adverse judgments or outcomes to these matters. Based on presently available information, we believe it is probable the remaining reserve will be utilized over the next several years in connection with the resolution of further claims relating to the pass-through and promotional fund provisions contained in our leases. We caution, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from our estimate.

     Additionally, the 2001 results include (i) a third quarter non-recurring loss of $1,882 representing the net present value of our Interest Rate Subsidy Obligation on the Birch Run Center and (ii) a third quarter non-recurring loss of $1,036 related to the refinancing of first mortgage loans on the Birch Run Center. See "Prime/Estein Venture Guarantees" contained in Note 6 - "Debt" for additional information.

     The 2000 results include (i) non-recurring costs of $5,517 related to eOutlets.com (as discussed below), (ii) a loss on operations of our Designer Connection outlet stores of $1,815 and (iii) non-recurring third quarter costs of $1,100 related to the termination of a sale agreement. We ceased the operations of our Designer Connection outlet stores during 2000.

Provision for Asset Impairment

     During the third quarter of 2002, certain events and circumstances occurred, including (i) changes to the anticipated holding periods of certain of our long-lived assets and (ii) reduced occupancy and limited leasing success, that indicated that certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $81,619 representing the write-down of these properties to their estimated fair values in accordance with the requirements of FAS No. 144. Additionally, during the fourth quarter of 2002, we recognized a provision for asset impairment of $2,474 to fully write-off the carrying value of certain costs previously capitalized in connection with former development activities based on our current assessment as to our ability to recover their carrying value. During the third quarter of 2001, we had also determined that certain events and circumstances had occurred, including reduced occupancy and limited leasing success, that indicated that certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $63,026, representing the write-down of the carrying value of these properties to their estimated fair values in accordance with the requirements of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". During 2000, we recorded a provision for asset impairment aggregating $77,115. This provision for asset impairment consisted of (i) a $28,047 write-down of the carrying value of certain properties resulting from their classification to assets held for sale, (ii) a $40,616 write-down of the carrying values of certain properties resulting from other than temporary declines in their values and (iii) a $8,452 write-down associated with our discontinuance of eOutlets.com (as discussed below).

                                  Page - (F-29)

eOutlets.com

     In April 2000, we announced that we had been unable to conclude an agreement to transfer ownership of our wholly-owned e-commerce subsidiary, primeoutlets.com inc., also known as eOutlets.com, to a management-led investor group comprised of eOutlets.com management and outside investors. Effective April 12, 2000, eOutlets.com ceased all operations and on November 6, 2000 filed for bankruptcy under Chapter 7. eOutlets.com was a new, development-stage, internet-based business. During 2000, we incurred a non-recurring loss aggregating $14,703 related to eOutlets.com. This loss consisted of (i) the write-off of $8,452 of capitalized costs (included in provision for asset impairment), (ii) $5,517 of costs included in other charges and (iii) $734 of costs included in corporate general and administrative expense.

 Note 13 - Legal Proceedings

     Except as described below, neither we nor any of our properties are currently subject to any material litigation, nor to our knowledge, is any material or other litigation threatened against us, other than routine litigation arising in the ordinary course of business, some of which is expected to be covered by liability insurance and all of which collectively is not expected to have an adverse effect on our consolidated financial statements.

     The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. Briefs were submitted and oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. On July 29, 2002, the Fourth Circuit affirmed the dismissal. AFS filed a request for further review by the Fourth Circuit which request was denied. In January, 2003, AFS filed a petition for a writ of certiorari by the United States Supreme Court and the Company filed its opposition on February 24, 2003. The Company believes it has acted properly and will continue to defend the suit vigorously if AFS's petition is granted. Nevertheless, if the AFS writ of certiorari is successful, the outcome of this lawsuit and the ultimate liability of the defendants, if any, cannot be predicted at this time.

     In addition, certain tenants in the Company's and its affiliates' outlet centers have made or may make allegations concerning overcharging for CAM and promotion fund charges because of varying clauses in their leases pursuant to which they claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims if asserted and found meritorious, could have a material affect on the Company's financial condition. Determination of whether liability would exist to the Company would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively. To date such issues have been raised and resolved with Dinnerware Plus Holdings, Inc. ("Mikasa"), Melru Corporation, Designs, Inc. and Brown Group Retail, Inc., all of which at one time or another were in litigation, or threatened litigation with the Company. During the second quarter of 2002, the Company recorded a non-recurring charge to establish a reserve in the amount of $3,000 for resolution of these matters, in addition to the Mikasa matter referred to above. This reserve which is included in the accounts payable and other liabilities in the Consolidated Balance Sheet as of December 31, was estimated in accordance with our established policies and procedures concerning loss contingencies for additional information). The balance of the unused reserve is $2,393 as of December 31, 2002. Based on presently available information, the Company believes it is probable this reserve will be utilized over the next several years in resolving claims relating to the pass-through and promotional fund provisions contained in its leases. The Company cautions, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate. No other such tenant, however, has filed a suit or indicated to the Company that it intends to file a suit. Nevertheless, it is too early to make any predictions as to whether the Company or its affiliates may be found liable with respect to other tenants, or to predict damages should liability be found.

                                  Page - (F-30)



     Affiliates of the Company routinely file lawsuits to collect past rent due from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question has defaulted under the tenant's lease, has overcharged the tenant for CAM and promotion fund charges, made misrepresentations during the leasing process, or has failed to maintain or market the outlet center in question as required by the lease. One such case involves a collections and eviction action in Puerto Rico captioned Outlet Village of Puerto Rico Limited Partnership, S.E. v. WEPA, Inc., and another, for instance, involves a collection case in San Marcos, Texas, captioned, San Marcos Factory Stores, Ltd.
v. SM Collectibles, Inc. d/b/a Country Clutter. Usually such counterclaims are without merit. In response to such counterclaims the Company's affiliates usually continue to pursue their collection or eviction actions and defend against the counterclaims. Despite the fact that the Company and its affiliates believe such counterclaims are without merit and defend against them vigorously, the outcome of all such counterclaims, and, thus, the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

     Several entities (the "eOutlets Plaintiffs") filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against the Company and its affiliates arising out of the Company's on-line venture, primeoutlets.com. inc., also known as eOutlets, an affiliate of the Company. The eOutlets Plaintiffs seek to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., including the theories that the Company guaranteed the obligations of eOutlets and that the Company was the "alter-ego" of eOutlets. The Company believes that it is not liable to eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. In another matter, J. Walter Thompson, USA, Inc. v. Prime Retail, L.P. and Prime Retail, Inc. the Company succeeded in having the corporate veil piercing and alter ego claims dismissed and settled the remaining claims in February 2003. primeoutelts.com, inc. filed for protection under Chapter 7 of the United States Bankruptcy Code in November of 2000 under the name E-Outlets Resolution Corp. (the "Debtor"). On November 5, 2002, the bankruptcy trustee for the Debtor brought suit against Prime Retail, L.P. , Prime Retail, Inc., and Prime Retail E-Commerce, Inc. (the "Entity Defendants") and certain former directors of the Debtor (the "Individual Defendants"). The Trustee has asserted claims of alter ego, promissory estoppel, breach of contract, breach of fiduciary duty, tortious interference with prospective business advantage, unjust enrichment and quantum meruit against the Entity Defendants and breach of fiduciary duty and gross negligence against the individual defendants. The Company has tendered the suit, both as to the Entity Defendants and Individual Defendants, to its Directors' and Officers' ("D&O") insurance carrier. Motions to dismiss the suit have been filed by all Defendants. All Defendants believe the suit is without merit and plan on defending it vigorously. Nevertheless, the outcome of this lawsuit, and the ultimate liability of the Company, if any, cannot be predicted at this time.

     In May 2001, the Company, through affiliates, filed suit against Fru-Con Construction, Inc. ("FCC"), the lender on Prime Outlets at New River ("New River") as a result of FCC's foreclosure of New River due to the maturation of the loan. The Company and its affiliates allege that they have been damaged because of FCC's failure to dispose of the collateral in a commercially reasonable manner and as a result of a violation of federal trademark laws. The Company, through affiliates, has also filed suit against The Fru-Con Projects, Inc. ("Fru-Con"), a partner in Arizona Factory Shops Partnership and an affiliate of FCC. The Company and its affiliates allege that Fru-Con failed to use reasonable efforts to assist in obtaining refinancing. Fru-Con has claims pending against the Company and its affiliates, as part of the same suit, alleging that the Company and its affiliates breached their contract with Fru-Con by not allowing Fru-Con to participate in an outlet project in Sedona, Arizona (the "Sedona Project") and breached a management and leasing agreement by managing and leasing the Sedona Project. The Company believes its affiliates and it acted property and FCC did not act properly. The Company and its affiliates will vigorously defend the claims filed against them and prosecute the claims they filed. Nevertheless, the ultimate outcome of the suit, including the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

                                  Page - (F-31)

Note 14 - Risk Management Activities

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

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. In certain cases, we have used derivative financial instruments such as interest rate protection agreements to manage interest rate risk associated with variable-rate indebtedness. Nevertheless, as of December 31, 2002, all of our outstanding indebtedness bore interest at fixed rates. As discussed in "Guarantees and Guarantees of Indebtedness of Others" of Note 6 - "Debt", we sold the Hagerstown Center on January 11, 2002 to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.88% as of December 31, 2002. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. At December 31, 2002, a hypothetical 100 basis point move in the LIBOR rate would impact our guarantee by $469. See Note 3 - "Property Dispositions" for additional information.

Economic Conditions

     In general, the leases relating to our outlet centers have terms of three to five years and most contain provisions that somewhat mitigate the impact of inflation. Such provisions include clauses providing for increases in base rent and clauses enabling us to receive percentage rents for annual sales in excess of certain thresholds based on merchants' gross sales. In addition, lease agreements generally provide for (i) the recovery of a merchant's proportionate share of actual costs of common area maintenance ("CAM"), refuse removal, insurance, and real estate taxes, (ii) a contribution for advertising and promotion and (iii) an administrative fee. CAM includes items such as utilities, security, parking lot cleaning, maintenance and repair of common areas, capital replacement reserves, landscaping, seasonal decorations, public restroom maintenance and certain administrative expenses. We continually monitor our lease provisions in light of current and expected economic conditions and other factors. In this regard, we may consider alternative lease provisions (e.g., fixed CAM) where appropriate.

                                  Page - (F-32)

                               PRIME RETAIL, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002
                                 (in thousands)

                                                      Costs Capitalized
                                   Initial Cost to     Subsequent to        Gross Amount at Which
                                      Company           Acquisition       Carried at Close of Period
                                   ---------------    -----------------  ----------------------------
                                           Bldgs &             Bldgs &                Bldgs &            Accumulated  Constructed(C)
Description           Encumbrance    Land  Improve     Land    Improve     Land       Improve     Total  Depreciation  Acquired  (A)
------------------------------------------------------------------------------------------------------------------------------------
First Mortgage and
 Expansion Loan:
------------------
Prime Outlets at
 Darien               $ 24,090    $    -  $      -   $ 2,948   $ 12,022   $  2,948   $ 12,022    $ 14,970  $  7,826   1995 (C)
Prime Outlets at
 Ellenton               27,997         -         -     5,457     49,609      5,457     49,608      55,065    15,098   1991 (C)
Prime Outlets at
 Florida City           14,867         -         -     4,275      8,328      4,275      8,328      12,603     6,113   1994 (C)
Prime Outlets at
 Gainesville            19,804         -         -     1,100     15,363      1,100     15,363      16,463     9,860   1993 (C)
Prime Outlets at
 Grove City             39,282     1,123    58,630       800      2,730      1,923     61,360      63,283    12,237   1996 (A)
Prime Outlets at
 Gulfport               18,990         -         -         -     35,593          -     35,593      35,593    10,216   1995 (C)
Prime Outlets at
 Huntley                16,928         -         -     1,970     17,784      1,970     17,784      19,754     9,464   1994 (C)
Prime Outlets at
 Jeffersonville I       25,229       843    31,084       196     15,362      1,039     46,446      47,485    13,265   1994 (A)
Prime Outlets at
 Lebanon                24,741         -         -     2,689     31,854      2,689     31,854      34,543     7,720   1998 (C)
Prime Outlets at
 Morrisville             8,959         -         -     2,502     12,977      2,502     12,977      15,479     6,866   1991 (C)
Prime Outlets at
 Naples                 10,309     2,753    15,602         5     (6,583)     2,758      9,019      11,777     4,175   1994 (A)
Prime Outlets at
 Odessa                 13,890       815    31,311         -    (19,754)       815     11,557      12,372     6,609   1996 (A)
Prime Outlets at
 San Marcos             37,600         -         -     1,995     46,698      1,995     46,698      48,693    17,306   1990 (C)
Unallocated defeased
 debt                  (18,893)        -         -         -          -          -          -           -         -   Not applicable
                      --------   -------  --------   -------   --------   --------   --------    --------  --------
  Total                263,793     5,534   136,627    23,937    221,983     29,471    358,609     388,080   126,755
                      --------   -------  --------   -------   --------   --------   --------    --------  --------

First Mortgage Loan:
--------------------
Prime Outlets at
 Bend                    7,383     2,560     8,476     1,101        449      3,661      8,925      12,586     2,299   1997 (A)
Prime Outlets at
 Post Falls             10,983     3,100    12,163         -     (7,608)     3,100      4,555       7,655     1,880   1997 (A)
Prime Outlets at
 Sedona                  6,553     1,924     9,099       750     (4,464)     2,674      4,635       7,309     1,480   1997 (A)
                      --------   -------  --------   -------   --------   --------   --------    --------  --------
  Total                 24,919     7,584    29,738     1,851    (11,623)     9,435     18,115      27,550     5,659
                      --------   -------  --------   -------   --------   --------   --------    --------  --------

First Mortgage Loan:
--------------------
Prime Outlets at
 Burlington             12,331     3,694    21,370      (164)       300      3,530     21,670      25,200     3,572   1998 (A)
Prime Outlets at
 Fremont                12,830     3,250    24,096         -        247      3,250     24,343      27,593     4,010   1998 (A)
Prime Outlets at
 Kenosha                21,080     6,995    39,558       138      4,913      7,133     44,471      51,604     7,240   1998 (A)
Prime Outlets at
 Oshkosh                12,694     2,160    26,895         -        445      2,160     27,340      29,500     5,066   1998 (A)
                      --------   -------  --------   -------   --------   --------   --------    --------  --------
  Total                 58,935    16,099   111,919       (26)     5,905     16,073    117,824     133,897    19,888
                      --------   -------  --------   -------   --------   --------   --------    --------  --------

First Mortgage Loan:
--------------------
Prime Outlets at
 Hillsboro              27,283     7,121    50,894         -      1,047      7,121     51,941      59,062     8,342   1998 (A)
Prime Outlets at
 Pismo Beach            11,296     9,048    17,617         -        148      9,048     17,765      26,813     3,249   1998 (A)
Prime Outlets at
 Queenstown             16,657     4,422    35,592         -      1,533      4,422     37,125      41,547     5,045   1998 (A)
Prime Outlets at
 Tracy                  11,584     6,170    16,715         -        385      6,170     17,100      23,270     3,456   1998 (A)
                      --------   -------  --------   -------   --------   --------   --------    --------  --------
  Total                 66,820    26,761   120,818         -      3,113     26,761    123,931     150,692    20,092
                      --------   -------  --------   -------   --------   --------   --------    --------  --------

Other:
------
Prime Outlets at
 Niagara Falls USA      60,805     7,247    82,842         -    (36,612)     7,247     46,230      53,477    11,119   1997 (A)
Prime Outlets at
 Perryville              8,893     3,089    16,287         -      1,783      3,089     18,070      21,159     2,517   1998 (A)
Prime Outlets at
 San Marcos II           2,992         -         -     4,468     17,691      4,468     17,691      22,159     2,156   1999 (C)
Prime Outlets at
 Warehouse Row          22,495         -         -     1,174     26,672      1,174     26,672      27,846    15,283   1989 (C)
Prime Outlets at
 Woodbury               16,331     2,528    27,645         -    (11,039)     2,528     16,606      19,134     3,398   1998 (A)
Other Property               -         -        -      1,300      9,568      1,300      9,568      10,868     6,737   1999 (A)
                      --------   -------  --------   -------   --------   --------   --------    --------  --------
  Total                111,516    12,864   126,774     6,942      8,063     19,806    134,837     154,643    41,210
                      --------   -------  --------   -------   --------   --------   --------    --------  --------
TOTAL                 $525,983   $68,842  $525,876   $32,704   $227,441   $101,546   $753,316    $854,862  $213,604
                      ========   =======  ========   =======   ========   ========   ========    ========  ========

                                  Page - (F-33)

                               PRIME RETAIL, INC.
        Notes to Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 2002

                                 (in thousands)

        Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets, which are as follows:

        Land improvements                      20 years
        Buildings and improvements             Principally 40 years
        Tenant improvements                    Principally term of related lease
        Furniture and equipment                5 years

The aggregate cost for federal income tax purposes was $966,709 at December 31, 2002.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Investment in Rental Property
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                              2002                2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                      $ 1,375,608         $ 1,493,107        $ 1,826,551
Retirements                                                                          (3,815)             (7,406)            (6,281)
Improvements                                                                          7,713              16,013             51,833
Dispositions                                                                       (412,794)               (416)          (309,942)
Transfers to assets held for sale, net                                                    -             (62,664)            (4,513)
Provision for asset impairment - operating properties                               (84,093)            (63,026)           (64,541)
Provision for asset impairment - discontinued operations                            (27,757)                  -                  -
                                                                                -----------         -----------        -----------
Balance, end of year                                                            $   854,862         $ 1,375,608        $ 1,493,107
                                                                                ===========         ===========        ===========
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated Depreciation
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                             2002                2001               2000
------------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                        $ 258,124           $ 217,569          $ 183,954
Retirements                                                                          (3,815)             (7,406)            (6,281)
Other                                                                                   (23)               (387)              (818)
Dispositions                                                                        (80,156)                  -            (23,469)
Transfers to assets held for sale, net                                                    -              (8,036)            (2,672)
Depreciation expense                                                                 34,087              45,466             57,317
Depreciation expense - discontinued operations                                        5,387              10,918              9,538
                                                                                  ---------           ---------          ----------
Balance, end of year                                                              $ 213,604           $ 258,124          $ 217,569
                                                                                  =========           =========          =========
====================================================================================================================================