Form 10-Q
period 2003-03-31
PRIME RETAIL INC/BD/
filed 2003-05-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2003

                                                              Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From ------- to -------

                        Commission file number                 001-13301
                                                        ------------------------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                    38-2559212
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          100 East Pratt Street
          Nineteenth Floor
          Baltimore, Maryland                                 21202
--------------------------------------------           -------------------------
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

As of May 14, 2003, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                                   Page - (2)

                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX


PART I:  FINANCIAL INFORMATION                                            PAGE
                                                                          ----


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 2003 and
       December 31, 2002...............................................      1

     Consolidated Statements of Operations for the three
       months ended March 31, 2003 and 2002............................      2

     Consolidated Statements of Cash Flows for the three
       months ended March 31, 2003 and 2002............................      3

     Notes to the Consolidated Financial Statements....................      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     23

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.......     43

Item 4.  Controls and Procedures.......................................     44

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................     45

Item 2.  Changes in Securities.........................................     46

Item 3.  Defaults Upon Senior Securities...............................     46

Item 4.  Submission of Matters to a Vote of Security Holders...........     46

Item 5.  Other Information.............................................     46

Item 6.  Exhibits and Reports on Form 8-K..............................     46

Signatures.............................................................     47

Certifications of Chief Executive Officer and Chief Financial Officer..     48

                                   Page - (3)

                               PRIME RETAIL, INC.

                      Unaudited Consolidated Balance Sheets

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   March 31,            December 31,
                                                                                                      2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                         $  100,246              $ 101,546
     Buildings and improvements                                                                      739,972                740,024
     Furniture and equipment                                                                          13,514                 13,292
                                                                                                  ----------              ---------
                                                                                                     853,732                854,862
     Accumulated depreciation                                                                       (220,230)              (213,604)
                                                                                                  ----------              ---------
                                                                                                     633,502                641,258
Cash and cash equivalents                                                                              8,236                  6,908
Restricted cash                                                                                      105,674                107,037
Accounts receivable, net                                                                               1,024                  3,049
Deferred charges, net                                                                                  3,256                  3,766
Investment in unconsolidated joint ventures                                                           50,664                 49,889
Other assets                                                                                           6,183                  6,181
                                                                                                  ----------              ---------
          Total assets                                                                            $  808,539              $ 818,088
                                                                                                  ==========              =========

Liabilities and Shareholders' Equity
Bonds payable                                                                                     $   22,451              $  22,495
Notes payable, including $41,601 in default in 2003                                                  509,273                511,443
Defeased notes payable                                                                                74,509                 74,764
Accrued interest                                                                                       4,107                  3,984
Real estate taxes payable                                                                              3,398                  3,484
Accounts payable and other liabilities                                                                38,231                 43,059
                                                                                                  ----------              ---------
     Total liabilities                                                                               651,969                659,229

Minority interests                                                                                     1,487                  1,487

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock,
          $0.01 par value (liquidation preference of $77,877),
          2,300,000 shares issued and outstanding                                                         23                     23
     8.5% Series B Cumulative Participating Convertible
          Preferred Stock, $0.01 par value (liquidation preference
          of $251,845), 7,828,125 shares issued and outstanding                                           78                     78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                         436                    436
  Additional paid-in capital                                                                         709,373                709,373
  Distributions in excess of earnings                                                               (554,827)              (552,538)
                                                                                                  ----------              ---------
      Total shareholders' equity                                                                     155,083                157,372
                                                                                                  ----------              ---------
          Total liabilities and shareholders' equity                                              $  808,539              $ 818,088
                                                                                                  ==========              =========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (4)

                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                            2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                                            $ 18,993               $ 24,309
Percentage rents                                                                           977                  1,320
Tenant reimbursements                                                                   10,958                 12,834
Interest and other                                                                       4,012                  2,860
                                                                                      --------               --------
  Total revenues                                                                        34,940                 41,323

Expenses
Property operating                                                                       9,955                 10,211
Real estate taxes                                                                        2,984                  3,666
Depreciation and amortization                                                            7,280                 10,208
Corporate general and administrative                                                     4,466                  3,419
Interest                                                                                11,856                 17,729
Other charges                                                                              688                  2,472
                                                                                      --------               --------
  Total expenses                                                                        37,229                 47,705
                                                                                      --------               --------
Loss before gain on sale of real estate                                                 (2,289)                (6,382)
Gain on sale of real estate                                                                  -                 16,793
                                                                                      --------               --------
Income (loss) from continuing operations                                                (2,289)                10,411
Discontinued operations, including loss of $9,623
  on dispositions in 2002                                                                    -                 (8,730)
                                                                                      --------               --------
Net income (loss)                                                                       (2,289)                 1,681
Allocations to preferred shareholders                                                   (5,668)                (5,668)
                                                                                      --------               --------
Net loss applicable to common shares                                                  $ (7,957)              $ (3,987)
                                                                                      ========               ========

Basic and diluted earnings per common share:
Income (loss) from continuing operations                                               $ (0.18)              $   0.11
Discontinued operations                                                                      -                  (0.20)
                                                                                      --------               --------
  Net loss                                                                             $ (0.18)              $  (0.09)
                                                                                      ========               ========

Weighted-average common shares
  outstanding - basic and diluted                                                       43,578                 43,578
                                                                                      ========               ========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (5)

                               PRIME RETAIL, INC.
                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                                         2003                    2002
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities
Income (loss) from continuing operations                                                         $ (2,289)               $ 10,411
Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by operating activities:
     Gain on sale of real estate                                                                        -                 (16,793)
     Equity in earnings of unconsolidated joint ventures                                           (1,126)                   (153)
     Depreciation and amortization                                                                  7,280                  10,208
     Amortization of deferred financing costs                                                         426                   1,683
     Amortization of debt premiums                                                                   (519)                   (496)
     Bad debt expense                                                                                 536                   2,344
     Discontinued operations                                                                            -                   3,299
Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                                1,489                     432
     Decrease in restricted cash                                                                    1,363                   3,275
     Decrease in other assets                                                                         282                     334
     Decrease in accounts payable and other liabilities                                            (4,828)                 (8,155)
     Decrease in real estate taxes payable                                                            (86)                 (2,277)
     Increase in accrued interest                                                                     123                     556
                                                                                                 --------                --------
       Net cash provided by operating activities                                                    2,651                   4,668
                                                                                                 --------                --------

Investing Activities
Additions to investment in rental property                                                           (769)                   (983)
Distributions from unconsolidated joint ventures                                                      311                       -
Proceeds from sales of operating properties and land                                                1,085                  11,559
                                                                                                 --------                --------
       Net cash provided by investing activities                                                      627                  10,576
                                                                                                 --------                --------

Financing Activities
Principal repayments on notes payable                                                              (1,950)                (16,691)
                                                                                                 --------                --------
       Cash used in financing activities                                                           (1,950)                (16,691)
                                                                                                 --------                --------

Increase (decrease) in cash and cash equivalents                                                    1,328                  (1,447)
Cash and cash equivalents at beginning of period                                                    6,908                   7,537
                                                                                                 --------                --------
Cash and cash equivalents at end of period                                                       $  8,236                $  6,090
                                                                                                 ========                ========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (6)

                               PRIME RETAIL, INC.
           Unaudited Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)


Supplemental Disclosure of Non-cash Investing and Financing Activities

The following assets and liabilities were disposed in connection with the disposition of properties during the periods indicated:

--------------------------------------------------------------------------------
Three Months Ended March 31,                                            2002
--------------------------------------------------------------------------------
Book value of net assets disposed                                    $  71,276
Notes payable paid                                                     (11,052)
Notes payable assumed by buyer                                         (46,862)
Notes payable transferred to lender                                    (15,621)
Investment in unconsolidated joint ventures                             (2,975)
Gain on sale of real estate                                             16,793
                                                                     ---------
  Cash received, net                                                 $  11,559
                                                                     =========
================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (7)

                               Prime Retail, Inc.
              Notes to Unaudited Consolidated Financial Statements
            (Amounts in thousands, except share and unit information)


Note 1 - Interim Financial Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of recurring accruals, considered necessary for a fair presentation have been included. Operating results for such interim periods are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in Prime Retail, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Investments in unconsolidated joint ventures are accounted for under the equity method of accounting. Income (loss) applicable to minority interests and common shares as presented in the consolidated statements of operations is allocated based on income (loss) before minority interests after income allocated to preferred shareholders.

     Significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior period financial information has been reclassified to conform to the current period presentation, which did not have an impact on our results of operations or financial position.

Note 2 - Recent Accounting Pronouncements

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

                                   Page - (8)

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

     In December 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, an initial liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 effective December 31, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We did not issue or modify any guarantees during the three months ended March 31, 2003. See "Guarantees and Guarantees of Indebtedness of Others" contained in Note 4 - "Debt" for additional information.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply the provisions of FIN No. 46 to any existing variable interests in variable interest entities by no later than July 1, 2003. We did not create any variable interest entities during the three months ended March 31, 2003 and we do not believe that FIN No. 46 will have a significant impact on our financial statements.

Note 3 - Property Dispositions

     We disposed of certain properties through various transactions (including sale, joint venture arrangements, foreclosure and transfer of ownership to the respective lender) during 2002. The following table summarizes these dispositions:


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                Gain/      Provision
                                                                                                                (Loss)        for
                                 Date of       Property                     Sales      Reduction      Net       on Sale/      Asset
                               Disposition       Type            GLA        Price      of Debt      Proceeds  Disposition Impairment
------------------------------------------------------------------------------------------------------------------------------------
Year 2002
Continuing Operations:
Hagerstown Center             January 2002    Outlet Center     487,000    $ 80,500    $ (57,914)    $12,113    $ 16,793   $     -
Bellport Outlet Center
 - Phases II/III                April 2002    Outlet Center     197,000       6,500            -         522        (703)        -
Bridge Properties                July 2002   Outlet Centers   1,304,000     118,650     (111,009)          -     (10,288)        -
                                                              ---------    --------    ---------    --------     -------   -------
  Subtotal                                                    1,988,000     205,650     (168,923)     12,635       5,802         -
                                                              ---------    --------    ---------    --------     -------   -------

Discontinued Operations:
Conroe Center                 January 2002    Outlet Center     282,000           -      (15,621)       (554)          -         -
Edinburgh Center                April 2002    Outlet Center     305,000      27,000      (16,317)      9,551      (9,623)        -
Western Plaza                    June 2002 Community Center     205,000       9,500       (9,467)        688       2,121         -
Jeffersonville II              August 2002    Outlet Center     314,000           -      (17,938)          -      17,121         -
Vero Beach                  September 2002    Outlet Center     326,000           -      (25,126)          -           -    12,200
Melrose Place                 October 2002 Community Center      27,000       2,500       (1,935)        555         990         -
Puerto Rico Center           December 2002    Outlet Center     176,000      36,500      (19,202)     13,958           -    15,557
Colorado Properties          December 2002    Outlet Center     808,000      96,000      (74,849)     12,628      15,543         -
                                                              ---------    --------    ---------    --------     -------   -------
  Subtotal                                                    2,443,000     171,500     (180,455)     36,826      26,152    27,757
                                                              ---------    --------    ---------    --------     -------   -------

Total                                                         4,431,000    $377,150    $(349,378)    $49,461    $ 31,954   $27,757
                                                              =========    ========    =========     =======    ========   =======
====================================================================================================================================

                                   Page - (9)

2002 Dispositions - Continuing Operations

     The operating results for certain properties that were sold to joint venture partnerships during 2002 and in which we still have a significant continuing involvement are not classified as discontinued operations in the Consolidated Statements of Operations. Such properties and/or their operating results through the dates of their respective disposition are collectively referred to as the "2002 Joint Venture Properties". The 2002 Joint Venture Properties consist of our sales of (i) Prime Outlets at Hagerstown (the "Hagerstown Center") and six outlet centers (collectively, the "Bridge Properties"). The following discussion summarizes the terms of such dispositions.

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

     Under the terms of the transaction, we manage, market and lease the Hagerstown Center for a fee on behalf of the Prime/Estein Venture.

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

Bridge Properties

     On July 26, 2002, we completed the sale the Bridge Properties for aggregate consideration of $118,650 to affiliates of PFP Venture LLC, a new joint venture (the "PFP Venture") (i) 30.4% owned by PWG Prime Holdings LLC ("PWG"), a third party, and (ii) 69.6% owned by FP Investment LLC ("FPI"). FPI is a new joint venture between (i) FRIT PRT Bridge Acquisition LLC ("FRIT"), a third party, and
(ii) an affiliate of ours. Through FPI, FRIT and we indirectly had initial ownership interests of 51.4% and 18.2%, respectively, in the PFP Venture. PWG is the managing member of the PFP Venture. FPI and PWG have certain protective rights over the operations of the Bridge Properties, which are pari passu. The Bridge Properties are located in Anderson, California; Calhoun, Georgia; Gaffney, South Carolina; Latham, New York; Lee, Massachusetts and Lodi, Ohio.

                                  Page - (10)

     Under the terms of the transaction, we manage, market and lease the Bridge Properties for a fee on behalf of the PFP Venture.

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

     For the three months ended March 31, 2002 combined revenues were $6,694 and combined expenses were $7,902 for the Hagerstown Center and the Bridge Properties as reflected in our results from continuing operations through their respective dates of disposition. For the three months ended March 31, 2002, our equity in losses (included in interest and other income in the Consolidated Statements of Operations) for the Bellport Outlet Center was $218.

2002 Dispositions - Discontinued Operations

     We have classified the operating results, including gains and losses related to disposition, for certain properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the Consolidated Statements of Operations for the 2002 period. The following discussion summarizes the terms of such dispositions.

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

     The operating results of the Conroe Center are classified as discontinued operations in the Consolidated Statements of Operations through the date of disposition for the 2002 period. No gain or loss was recorded in connection with the foreclosure of the Conroe Center.

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

                                  Page - (11)

     The operating results of the Edinburgh Center through the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations for the 2002 period. During the first quarter of 2002, we recorded a loss on the sale of real estate of $9,623 representing the write-down of our carrying value of the Edinburgh Center to its estimated fair value less estimated costs to dispose, based on the terms of the sale agreement.

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

     The operating results of Western Plaza through the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations for the 2002 period. In connection with the sale of Western Plaza, we recorded a gain on the sale of real estate of $2,121 during the second quarter of 2002.

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

     The operating results of the Jeffersonville II Center are classified as discontinued operations in the Consolidated Statements of Operations through the date of disposition for the 2002 period. See "Conroe Center" above for additional information.

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

                                  Page - (12)

     During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust our carrying value of the Vero Beach Center to its estimated fair value in accordance with the provisions of FAS No. 144. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center and its related assets and liabilities, including our carrying value of the indebtedness of $25,126 (principal outstanding of $24,497 and unamortized debt premium of $629), were transferred to John Hancock. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. Foreclosure on the Vero Beach Center did not, and the expected transfer of our ownership interest in the Woodbury Center is not, expected to have a material impact on our results of operations or financial condition. The carrying value of the Woodbury Center was $15,615 as of March 31, 2003. Such value is exceeded by our carrying value of the associated indebtedness of $16,682_ (principal outstanding of $16,331 and unamortized debt premium of $351) as of March 31, 2003. If we were to transfer our ownership interest in the Woodbury Center to John Hancock, we would record a non-recurring gain for the difference between the carrying value of the Woodbury Center and its related net assets and the carrying value of the indebtedness as of the date of transfer.

     The operating results of the Vero Beach Center are classified as discontinued operations in the Consolidated Statements of Operations through the date of disposition for the 2002 period. No gain or loss was recorded in connection with the foreclosure of the Vero Beach Center. See Note 4 - "Debt" for additional information.

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

     The operating results of Melrose Place are classified as discontinued operations in the Consolidated Statements of Operations for the 2002 period. In connection with the sale of Melrose, we recorded a gain on the sale of real estate of $990 during the fourth quarter of 2002.

Puerto Rico Center

     On December 6, 2002, we completed the sale of (i) Prime Outlets of Puerto Rico, an outlet center located in Barceloneta, Puerto Rico and (ii) certain adjacent parcels of land being developed for non-outlet retail use (collectively, the "Puerto Rico Center"). The Puerto Rico Center was sold to PR Barceloneta, LLC for cash consideration of $36,500. The net proceeds from the sale were $13,958, after (i) repayment of $19,202 of existing first mortgage indebtedness on the Puerto Rico Center, (ii) pro-rations, closing costs and fees, (iii) establishment of certain escrows at closing and (iv) release of certain escrowed funds. At the closing of the sale of the Puerto Rico Center, we were required to fund $2,800 into an escrow account which will be returned to us only upon satisfaction of certain conditions no later than December 31, 2004. The escrow account is included in restricted cash and an offsetting deferred liability is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of March 31, 2003. Under the terms of the transaction, we will continue to manage, market and lease the Puerto Rico Center for a fee on behalf of PR Barceloneta, LLC.

     The operating results of the Puerto Rico Center through the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations for the 2002 period. During the third quarter of 2002, we recorded an impairment loss of $15,557 representing the write-down of our carrying value of the Puerto Rico Center to its fair value less estimated costs to sell, based on the terms of the sale agreement.

                                  Page - (13)

Colorado Properties

     On December 6, 2002, we completed the sale of two outlet centers (together, the "Colorado Properties") to TGS (U.S.) Realty, Inc. for aggregate cash consideration of $96,000. The Colorado Properties are located in Castle Rock, Colorado and Loveland, Colorado. The net proceeds from the sale of the Colorado Properties were $12,628, after (i) required defeasance of $74,849 of mortgage indebtedness and the costs related to such defeasance (see Note 4 - "Debt for additional information), (ii) prorations, closing costs and fees and (iii) the release of certain escrowed funds.

     The operating results of the Colorado Properties through the date of disposition are classified as discontinued operations in the Consolidated Statements of Operations for the 2002 period. In connection with the sale of the Colorado Properties, we recorded a gain on the sale of real estate of $15,543 (also included in discontinued operations) during the fourth quarter of 2002.

     The following summary presents the operating results of those properties disposed of during 2002 whose results are classified as discontinued operations in the Consolidated Statements of Operations:

--------------------------------------------------------------------------------
Three Months Ended March 31,                                            2002
--------------------------------------------------------------------------------
Revenues
Base rents                                                           $  6,097
Percentage rents                                                          215
Tenant reimbursements                                                   2,817
Interest and other                                                        198
                                                                     --------
  Total revenues                                                        9,327

Expenses
Property operating                                                      2,194
Real estate taxes                                                         973
Depreciation and amortization                                           2,015
Interest                                                                2,932
Other charges                                                             320
                                                                     --------
  Total expenses                                                        8,434
                                                                     --------
Income before loss on
  sale of real estate                                                     893
Loss on sale of real estate                                            (9,623)
                                                                     --------
Discontinued operations                                              $ (8,730)
                                                                     ========
================================================================================

2003 Disposition

     On March 31, 2003, the PFP Venture completed the sale of Prime Outlets at Latham (the "Latham Center"), an outlet center located in Latham, New York. The Latham Center, which was one of the Bridge Properties, was sold to 400 Old Loudon Road Realty, LLC for cash consideration of $2,200. The net cash proceeds from the sale were $184, after (i) repayment of $1,870 of existing mortgage indebtedness on the Bridge Properties and (ii) prorations, closing costs and fees. In connection with the sale of the Latham Center, the PFP Venture recorded a gain on the sale of real estate of $117 during the first quarter of 2003. As previously discussed, the Company accounts for its investment in the Bridge Properties in accordance with the equity method of accounting.

                                  Page - (14)

Note 4 - Debt

     We have fixed rate tax-exempt revenue bonds collateralized by properties located in Chattanooga, Tennessee (the "Chattanooga Bonds") which contain (i) certain covenants, including a minimum debt-service coverage ratio financial covenant (the "Financial Covenant") and (ii) cross-default provisions with respect to certain of our other credit agreements. Based on the operations of the collateral properties, we were not in compliance with the Financial Covenant for the quarters ended June 30, September 30 and December 31, 2002. In the event of non-compliance with the Financial Covenant or default, the holders of the Chattanooga Bonds (the "Bondholders") had the ability to put such obligations to us at a price equal to par plus accrued interest. On January 31, 2003, we entered into an agreement (the "Forbearance Agreement") with the Bondholders. The Forbearance Agreement provides amendments to the underlying loan and other agreements that enable us to be in compliance with various financial covenants, including the Financial Covenant. So long as we continue to comply with the provisions of the Forbearance Agreement and are not otherwise in default of the underlying loan and other documents through December 31, 2004, the revised financial covenants will govern. Additionally, certain quarterly tested financial covenants and other covenants become effective June 30, 2004. Pursuant to the terms of the Forbearance Agreement, we were required to fund $1,000 into an escrow account to be used for conversion of certain of the retail space in the collateral properties to office space and agreed that an event of default with respect to the other debt obligations related to the property would also constitute a default under the Chattanooga Bonds. We funded this required escrow in February 2003.

     Notes payable included unamortized debt premiums of $7,355 in the aggregate at March 31, 2003. Our debt premiums are being amortized over the terms of the related debt instruments in accordance with the effective interest method. Amortization of debt premiums (included in interest expense in the Consolidated Statements of Operations) was $519 and $496 for the three months ended March 31, 2003 and 2002, respectively.

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

     During August 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on non-recourse mortgage loans which were cross-collateralized by the Vero Beach Center and the Woodbury Center. These non-recourse mortgage loans were held by John Hancock. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center. Additionally, we are currently negotiating a transfer of our ownership interest in the Woodbury Center to John Hancock. The aggregate carrying value of the Woodbury Center was $15,615 as of March 31, 2003. Such amount is exceeded by the aggregate carrying value of the non-recourse mortgage loan of $16,682 as of March 31, 2003. Upon the transfer of the Woodbury Center to John Hancock, we expect to record a non-recurring gain for the difference between the carrying value of the property and its related net assets and the outstanding loan balance and related liabilities. See Note 3 - "Property Dispositions" for additional information.

                                  Page - (15)

     In December 2002, we notified the servicer of certain non-recourse mortgage loans (cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) totaling $24,919 as of March 31, 2003 that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. At that time, certain of our subsidiaries suspended the regularly scheduled monthly debt service payments. Subsequent to our notification to the servicer, we have been remitting on a monthly basis all available cash flow from the properties, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the lender to accelerate the loan and to exercise various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The lender has notified us that it has accelerated the loans. Since that time we have initiated discussions with the servicer of the loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification to the terms of the loans. However, any action by the lender with respect to these properties is not expected to have a material impact on our results of operations or financial condition because we are currently only remitting available cash flow. These non-recourse mortgage loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $364 as of March 31, 2003, which is included in restricted cash in the Consolidated Balance Sheet. The aggregate carrying value of these properties was $21,719 as of March 31, 2003. Such amount is exceeded by the aggregate outstanding balance of the non-recourse mortgage loans of $24,919 as of March 31, 2003. If the lender were to foreclose on the collateral properties or we were to transfer our ownership interest in the collateral properties to the lender, we would record a non-recurring gain for the difference between the carrying value of the properties and their related net assets and the outstanding loan balances and related liabilities.

Defeased Notes Payable

     On December 6, 2002, we completed the sale of our Colorado Properties, which were part of the 15 properties contained in the collateral pool securing a first mortgage and expansion loan (the "Mega Deal Loan"), which had a then outstanding balance of $338,940. In connection with the release of the Colorado Properties from the collateral pool, we were required to partially defease the Mega Deal Loan. Therefore, the Mega Deal Loan was bifurcated into (i) a defeased portion in the amount of $74,849 (the "Defeased Notes Payable") and (ii) an undefeased portion in the amount of $264,091, which is still referred to as the Mega Deal Loan. Both the Defeased Notes Payable and the Mega Deal Loan (i) bear interest at a fixed-rate of 7.782%, (ii) require monthly payments of principal and interest pursuant to a 30-year amortization schedule and (iii) mature on November 11, 2003. The Mega Deal Loan is now secured by the remaining 13 properties contained in the collateral pool. We used $79,257 of the gross proceeds from the sale of the Colorado Properties to purchase US Treasury Securities, which were placed into a trustee escrow (the "Trustee Escrow"). The Trustee Escrow is used to make the scheduled monthly debt service payments, including the payment of the then outstanding principal amount, together with all accrued and unpaid interest on the maturity date of November 11, 2003, under the Defeased Notes Payable. As of March 31, 2003, the outstanding balance of the Defeased Notes Payable was $74,509 and the balance of the Trustee Escrow was $77,365 (included in restricted cash in the Consolidated Balance Sheet). See
Note 3 - "Property Dispositions" for additional information. Furthermore, in connection with the partial defeasance of the Mega Deal Loan we amended the Mega Deal Loan so that (i) we are required to fund 10 monthly payments of $500 into a lender escrow to be used as additional cash collateral and (ii) release prices for the remaining 13 properties in the collateral pool were amended to provide for a more orderly refinancing of the Mega Deal Loan.

                                  Page - (16)

Debt Service Obligations

     The scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $7,435 and (ii) $41,250 of aggregate non-recourse mortgage indebtedness in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" above), and related average contractual interest rates by year of maturity as of March 31, 2003 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                    Bonds Payable
                                 (including sinking                                     Defeased
                                   fund payments)           Notes Payable              Notes Payable              Total Debt
                            --------------------------  -----------------------  -----------------------  ------------------------
                                Average                   Average                    Average                   Average
                               Interest    Principal     Interest     Principal     Interest    Principal     Interest    Principal
Years Ended December 31,          Rates   Maturities        Rates    Maturities        Rates   Maturities        Rates   Maturities
------------------------------------------------------------------------------------------------------------------------------------
2003                              6.46%     $    636        7.79%     $ 265,009       7.78%     $ 74,509        7.78%    $ 340,154
2004                              6.34%          726        7.97%         4,571                                 7.75%        5,297
2005                              6.34%          773        8.58%        11,574                                 8.44%       12,347
2006                              6.34%          820        8.83%       120,437                                 8.81%      121,257
2007                              6.34%          878        7.60%         1,002                                 7.02%        1,880
Thereafter                        6.52%       18,618        7.59%        57,995                                 7.33%       76,613
                                  ----      --------        ----      ---------       ----      --------        ----     ---------
                                  6.49%     $ 22,451        8.06%     $ 460,588       7.78%     $ 74,509        7.96%    $ 557,548
                                  ====      ========        ====      =========       ====      ========        ====     =========
====================================================================================================================================

     Such indebtedness in the amount of $557,548 had a weighted-average maturity of 2.3 years and bore contractual interest at a weighted-average rate of 7.96% per annum. At March 31, 2003, all of such indebtedness bore interest at fixed rates. Our remaining scheduled principal payments during 2003 for such indebtedness aggregated $340,154. In addition to regularly scheduled principal payments, the remaining 2003 scheduled principal payments also reflect balloon payments of (i) $260,681 for the Mega Deal Loan and (ii) $73,882 due for the Defeased Notes Payable. Both the Mega Deal Loan and the Defeased Notes Payable are scheduled to mature on November 11, 2003. All debt service due under the Defeased Notes Payable, including the balloon payment due at maturity, will be made from the Trustee Escrow. See "Going Concern" for additional information.

Interest Expense

     Interest costs are summarized as follows:

--------------------------------------------------------------------------------
Three Months Ended March 31,                           2003               2002
--------------------------------------------------------------------------------
Interest incurred                                   $ 10,460          $ 16,542
Amortization of deferred financing costs                 426             1,683
Amortization of debt premiums                           (519)             (496)
Interest expense - defeased debt                       1,489                 -
                                                    --------          --------
  Total                                             $ 11,856          $ 17,729
                                                    ========          ========
================================================================================

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

                                  Page - (17)

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

     In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in (i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of March 31, 2003, we had no carrying value for our investment in these properties.

2002 Debt Transactions

     We disposed of certain properties through various transactions, including sale, joint venture arrangements, foreclosure and transfer to lender, during the year ended December 31, 2002. In connection with these dispositions, we reduced our indebtedness by $349,378, including the partial defeasance of $74,849 of the Mega Deal Loan. This reduction also included (i) the repayment of associated mortgage indebtedness aggregating $168,982, (ii) debt assumed by the purchaser of $46,862 and (iii) debt associated with foreclosure or transfer of properties aggregating $58,685. See Note 3 - "Property Dispositions" for additional information.

     At the beginning of 2002, our mezzanine loan (the "Mezzanine Loan") had an outstanding balance of $62,079. During 2002 we repaid the Mezzanine Loan in full through (i) regularly scheduled monthly principal payments aggregating $9,295,
(ii) additional principal payments aggregating $45,467 made with excess proceeds from our asset sales (see Note 3 - "Property Dispositions" for additional information) and (iii) a payoff of $7,317 with cash from escrows and operating cash. In connection with the early extinguishment of the Mezzanine Loan, we incurred a non-recurring loss of $525 in the fourth quarter of 2002 representing the write-off of remaining unamortized deferred financing costs. The Mezzanine Loan was obtained in December 2000 in the original amount of $90,000 and was scheduled to mature on September 30, 2003. Through a series of amendments and modifications to its terms, the Mezzanine Loan bore interest at a fixed-rate of 19.75% at the time of the retirement.

                                  Page - (18)

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

     Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,129 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures on May 31, 2003, bears interest at LIBOR plus 5.50%, and requires monthly debt service payments.

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

Prime/Estein Venture Guarantees

     Pursuant to Prime/Estein Venture-related documents to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed-rate financing at an annual rate of 7.75% (the "Interest Rate Subsidy Agreement") for Prime Outlets at Birch Run (the "Birch Run Center"), Prime Outlets at Williamsburg (the "Williamsburg Center") and the Hagerstown Center.

     In August 2001, we, through affiliates, completed a refinancing of $63,000 of first mortgage loans secured by the Birch Run Center. The refinanced loan (the "Birch Run First Mortgage") (i) has a term of 10-years, (ii) bears interest at an effective rate of 8.12% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, we are required to pay to the Prime/Estein Venture the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 8.12% (the "Interest Rate Subsidy Obligation"). The net present value of the Interest Rate Subsidy Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $1,437 as of March 31, 2003.

                                  Page - (19)

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

     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.84% as of March 31, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. We have not recorded any liability related to our guarantee of the Hagerstown First Mortgage; however, in connection with the sale of the Hagerstown Center, we established a reserve for estimated refinancing costs in the amount of $937, which is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of March 31, 2003. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

Mandatory Redemption Obligation

     On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT (i) a 13% return on its $17,236 of invested capital and (ii) the full return of its invested capital by December 31, 2003. As of March 31, 2003, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $16,356 (included in accounts payable and other liabilities in the Consolidated Balance Sheet). On April 4, 2003, we made an additional payment with respect to the Mandatory Redemption Obligation of $1,085 with the net proceeds from the March 31, 2003 sale of certain excess land. See Note 3 - "Property Dispositions" for additional information with respect to the sale of the Bridge Properties.

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

                                  Page - (20)

     During 2003, our Mega Deal Loan matures on November 11, 2003. The Mega Deal Loan, which is secured by a 13 property collateral pool, had an outstanding principal balance of $262,890 as of March 31, 2003 and will require a balloon payment of $260,681 at maturity. Based on our initial discussions with various prospective lenders, we are currently projecting a potential shortfall with respect to refinancing the Mega Deal Loan. Nevertheless, we believe this shortfall may be alleviated through potential asset sales and/or other capital raising activities, including the placement of mezzanine level debt. We caution that our assumptions are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion and which may adversely impact our ability to consummate various asset sales or other capital raising activities.

     In connection with the completion of the sale of the Bridge Properties in July 2002, we guaranteed to FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of the Mandatory Redemption Obligation by December 31, 2003. As of March 31, 2003, the Mandatory Redemption Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $16,356. See Note 3 - "Property Dispositions" for additional information. On April 4, 2003, we made an additional payment of $1,085 with net proceeds from the March 31, 2003 sale of certain excess land which reduced the balance of the Mandatory Redemption Obligation to $15,271. Although we continue to seek to generate additional liquidity to repay the Mandatory Redemption
Obligation through (i) the sale of FRIT's ownership interest in the Bridge Properties and/or (ii) the placement of additional indebtedness on the Bridge Properties, there can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 property collateral pool under the aforementioned Mega Deal Loan. Because the Mandatory Redemption Obligation is secured by some of our partnership interests in the 13 property collateral pool under the Mega Deal Loan, we may be required to repay the Mandatory Redemption Obligation before, or in connection with, the refinancing of the Mega Deal Loan.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Note 5 - Shareholders' Equity

     To qualify as a real estate investment trust ("REIT") for federal income tax purposes, we are required to pay distributions to our common and preferred shareholders of at least 90% of our REIT taxable income in addition to satisfying other requirements. Although we intend to make distributions, if necessary, to remain qualified as a REIT under the Code, we also intend to retain such amounts as we consider necessary from time to time for our capital and liquidity needs.

     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. We are currently in arrears on 14 quarters of preferred stock distributions due February 15, 2000 through May 15, 2003, respectively.

                                  Page - (21)

     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of March 31, 2003, unpaid dividends for the period beginning on November 16, 1999 through March 31, 2003 on our Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock") aggregated $20,377 and $56,142, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2003 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

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

     The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance ("CAM") charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. Briefs were submitted and oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. On July 29, 2002, the Fourth Circuit affirmed the dismissal. AFS filed a request for further review by the Fourth Circuit which request was denied. In January 2003, AFS filed a petition for a writ of certiorari by the United States Supreme Court (the "Supreme Court") and the Company filed its opposition on February 24, 2003. The Supreme Court subsequently denied the writ of certiorari and the parties have agreed to dismiss any remaining claims, thereby terminating the AFS lawsuit.

     In addition, certain tenants in the Company's and its affiliates' outlet centers have made or may make allegations concerning overcharging for CAM and promotion fund charges because of varying clauses in their leases pursuant to which they claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims if asserted and found meritorious, could have a material affect on the Company's financial condition. Determination of whether liability would exist to the Company would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively. To date such issues have been raised and resolved with Dinnerware Plus Holdings, Inc. ("Mikasa"), Melru Corporation, Designs, Inc. and Brown Group Retail, Inc., all of which at one time or another were in litigation, or threatened litigation with the Company. Additionally, during the first quarter of 2003, Gap Inc. notified the Company that it believes it is entitled to a refund of certain pass-through charges as a result of certain clauses in its leases.

                                  Page - (22)

     In the second quarter of 2002, the Company recorded a non-recurring charge to establish a reserve in the amount of $3,000 for resolution of these matters, in addition to the Mikasa matter referred to above. This reserve was estimated in accordance with our established policies and procedures concerning loss contingencies for additional information). The balance of the unused reserve (which is included in the accounts payable and other liabilities in the Consolidated Balance Sheet) is $2,240 as of March 31, 2003. Based on presently available information, the Company believes it is probable the remaining reserve will be utilized over the next several years in resolving claims relating to the pass-through and promotional fund provisions contained in its leases, inclusive of amounts that may be owed, if any, to the Gap Inc. The Company cautions, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate. No other such tenant, however, has filed a suit or indicated to the Company that it intends to file a suit. Nevertheless, it is too early to make any predictions as to whether the Company or its affiliates may be found liable with respect to other tenants, or to predict damages should liability be found.

     Affiliates of the Company routinely file lawsuits to collect past rent due from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against the Company's affiliates' claims and eviction actions, some tenants file counterclaims against the Company's affiliates. A tenant who files such a counterclaim typically claims that the Company's affiliate which owns the outlet center in question defaulted under the tenant's lease, overcharged the tenant for CAM and promotion fund charges, made misrepresentations during the leasing process, or failed to maintain or market the outlet center in question as required by the lease. One such case involves a collections and eviction action in Puerto Rico captioned Outlet Village of Puerto Rico Limited Partnership, S.E.
v. WEPA, Inc., and another, for instance, involves a collection case in San Marcos, Texas, captioned, San Marcos Factory Stores, Ltd. v. SM Collectibles, Inc. d/b/a Country Clutter. Usually such counterclaims are without merit. In response to such counterclaims the Company's affiliates usually continue to pursue their collection or eviction actions and defend against the counterclaims. Despite the fact that the Company and its affiliates believe such counterclaims are without merit and defend against them vigorously, the outcome of all such counterclaims, and, thus, the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

                                  Page - (23)

     Several entities (the "eOutlets Plaintiffs") filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against the Company and its affiliates arising out of the Company's on-line venture, primeoutlets.com. inc., also known as eOutlets, an affiliate of the Company. The eOutlets Plaintiffs seek to hold the Company and its affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., including the theories that the Company guaranteed the obligations of eOutlets and that the Company was the "alter-ego" of eOutlets. The Company believes that it is not liable to eOutlets Plaintiffs as there was no privity of contract between it and the various eOutlets Plaintiffs. In the case captioned Convergys Customer Management Group, Inc. v. Prime Retail, Inc. and primeoutlets.com inc. in the Court of Common Pleas for Hamilton County (Ohio), the Company prevailed in a motion to dismiss the plaintiff's claim that the Company was liable for primeoutlets.com inc.'s breach of contract based on the doctrine of piercing the corporate veil. In another matter, J. Walter Thompson, USA, Inc. v. Prime Retail, L.P. and Prime Retail, Inc. the Company succeeded in having the corporate veil piercing and alter ego claims dismissed and settled the remaining claims in February 2003. primeoutelts.com, inc. filed for protection under Chapter 7 of the United States Bankruptcy Code in November of 2000 under the name E-Outlets Resolution Corp. (the "Debtor"). On November 5, 2002, the bankruptcy trustee for the Debtor brought suit against Prime Retail, L.P., Prime Retail, Inc., and Prime Retail E-Commerce, Inc. (the "Entity Defendants") and certain former directors of the Debtor (the "Individual Defendants"). The Trustee has asserted claims of alter ego, promissory estoppel, breach of contract, breach of fiduciary duty, tortious interference with prospective business advantage, unjust enrichment and quantum meruit against the Entity Defendants and breach of fiduciary duty and gross negligence against the individual defendants. The Company has tendered the suit, both as to the Entity Defendants and Individual Defendants, to its Directors' and Officers' ("D&O") insurance carrier. Motions to dismiss the suit have been filed by all Defendants. All Defendants believe the suit is without merit and plan on defending it vigorously. Nevertheless, the outcome of this lawsuit, and the ultimate liability of the Company, if any, cannot be predicted at this time.

     In May 2001, the Company, through affiliates, filed suit against Fru-Con Construction, Inc. ("FCC"), the lender on Prime Outlets at New River ("New River") as a result of FCC's foreclosure of New River upon the maturation of the loan. The Company and its affiliates allege that they have been damaged because of FCC's failure to dispose of the collateral in a commercially reasonable manner and as a result of a violation of federal trademark laws. The Company, through affiliates, has also filed suit against The Fru-Con Projects, Inc. ("Fru-Con"), a partner in Arizona Factory Shops Partnership and an affiliate of FCC. The Company and its affiliates allege that Fru-Con failed to use reasonable efforts to assist in obtaining refinancing. Fru-Con has claims pending against the Company and its affiliates, as part of the same suit, alleging that the Company and its affiliates breached their contract with Fru-Con by not allowing Fru-Con to participate in an outlet project in Sedona, Arizona (the "Sedona Project") and breached a management and leasing agreement by managing and leasing the Sedona Project. The Company believes its affiliates and it acted property and FCC did not act properly. The Company and its affiliates will vigorously defend the claims filed against them and prosecute the claims they filed. Nevertheless, the ultimate outcome of the suit, including the liability, if any, of the Company and its affiliates, cannot be predicted at this time.

                                  Page - (24)

Note 7 - Investment in Unconsolidated Partnerships

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

     As of March 31, 2003 our interests in joint venture  partnerships  included
(i) three outlet centers owned by the Prime/Estein Venture and (ii) five properties owned by the PFP Venture. The Prime/Estein Venture owns the Birch Run Center, the Williamsburg Center and the Hagerstown Center which contain an aggregate 1,485,000 square feet of GLA. The PFP Venture owns the Bridge Properties (Prime Outlets at Anderson, Prime Outlets at Calhoun, Prime Outlets at Gaffney, Prime Outlets at Lee and Prime Outlets at Lodi) which contain an aggregate 1,261,000 square feet of GLA.

     During the three months ended March 31, 2003 and 2002, respectively, our equity in earnings (loss) of unconsolidated joint venture partnerships was $1,126 and $153, respectively, which is included in interest and other income in the Consolidated Statements of Operations.

     The following summarizes unaudited condensed financial information for our investment in unconsolidated joint venture partnerships:

--------------------------------------------------------------------------------
Three Months Ended March 31,                         2003               2002
--------------------------------------------------------------------------------
Total revenues                                     $ 15,510           $ 8,749
Total expenses                                       13,925             8,764
                                                   --------           -------
  Net income (loss)                                $  1,585           $   (15)
                                                   ========           =======
================================================================================

                                  Page - (25)

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

     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our operations are substantially conducted through the Operating Partnership. As of March 31, 2003, we had an 80% general partnership interest in the Operating Partnership with full and complete control over its management, not subject to removal by the limited partners. We are dependent upon the distributions or other payments from the Operating Partnership to meet our financial obligations. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

                                  Page - (26)

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

                                  Page - (27)

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

Contingencies

     We are subject to proceedings, lawsuits, and other claims related to various matters (see Note 6 - "Legal Proceedings" of the Notes to the Consolidated Financial Statements for additional information). Additionally, we have guaranteed certain indebtedness of others (see Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information). With respect to these contingencies, we assess the likelihood of any adverse judgments or outcomes to these matters and, if appropriate, potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. Future reserves may be required because of (i) new developments or changes to the approach in which we deal with each matter or (ii) if unasserted claims arise.

Outlet Center Portfolio

Portfolio GLA and Occupancy

     Our outlet center portfolio size reflects (i) our past development (both new outlet centers and expansions to outlet centers) and acquisition activities and (ii) our more recent disposition activities. Our outlet portfolio (including properties owned through joint venture partnerships) consisted of 36 properties totaling 10,226,000 square feet of gross leasable area ("GLA") at March 31, 2003 compared to 44 properties totaling 12,388,000 square feet of GLA at March 31, 2002. The change in our outlet center GLA is because of certain property dispositions, which are discussed below. Our outlet center portfolio was 86.7% and 87.2% occupied as of March 31, 2003 and 2002, respectively. Additionally, our outlet center portfolio was 87.8% leased as of March 31, 2003. The weighted-average occupancy of our outlet center portfolio (excluding those properties disposed of whose results are included in discontinued operations) during the three months ended March 31, 2003 and 2002 was 87.5% and 87.7%, respectively.

     We disposed of certain properties through various transactions (including sale, joint venture arrangements, foreclosure and transfer of ownership to the applicable lender). These transactions have had a significant impact on the size of our portfolio for the periods presented and are summarized below.

                                  Page - (28)

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

     On March 31, 2003, we completed the sale of Prime Outlets at Latham consisting of 43,000 square feet of GLA. This property was owned through a joint venture partnership. See Note 3 - "Property Dispositions" to the Notes to Consolidated Financial Statements.

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

                                  Page - (29)

     The table set forth below summarizes certain information with respect to our outlet centers as of March 31, 2003 (see Note 4 - "Debt" of the Notes to Consolidated Financial Statements contained herein for additional information with respect to indebtedness on our Properties):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Grand              GLA             Occupancy
Outlet Centers                                                                  Opening Date        (Sq. Ft.)        Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont-- Fremont, Indiana                                     October 1985          229,000               86%

Prime Outlets at Birch Run (2)-- Birch Run, Michigan                          September 1986          724,000               91

Prime Outlets at Williamsburg (2)-- Williamsburg, Virginia                        April 1988          274,000               97

Prime Outlets at Pleasant Prairie-- Kenosha, Wisconsin                        September 1988          269,000               95

Prime Outlets at Burlington-- Burlington, Washington                                May 1989          174,000               89

Prime Outlets at Queenstown-- Queenstown, Maryland                                 June 1989          221,000               96

Prime Outlets at Hillsboro-- Hillsboro, Texas                                   October 1989          359,000               88

Prime Outlets at Oshkosh-- Oshkosh, Wisconsin                                  November 1989          260,000               97

Prime Outlets at Warehouse Row (4)-- Chattanooga, Tennessee                    November 1989           95,000               77

Prime Outlets at Perryville-- Perryville, Maryland                                 June 1990          148,000               93

Prime Outlets at Sedona-- (5) Sedona, Arizona                                    August 1990           82,000               92

Prime Outlets at San Marcos-- San Marcos, Texas                                  August 1990          549,000               91

Prime Outlets at Anderson-- (3) Anderson, California                             August 1990          165,000               90

Prime Outlets at Post Falls-- (5) Post Falls, Idaho                                July 1991          179,000               61

Prime Outlets at Ellenton-- Ellenton, Florida                                   October 1991          481,000               95

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina                 October 1991          187,000               77

Prime Outlets at Naples-- Naples/Marco Island, Florida                         December 1991          146,000               84

Prime Outlets at Niagara Falls USA-- Niagara Falls, New York                       July 1992          534,000               88

Prime Outlets at Woodbury-- (6) Woodbury, Minnesota                                July 1992          250,000               65

Prime Outlets at Calhoun-- (3) Calhoun, Georgia                                 October 1992          254,000               85

Prime Outlets at Bend-- (5) Bend, Oregon                                       December 1992          132,000               93

Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio                           July 1993          407,000               92

Prime Outlets at Gainesville-- Gainesville, Texas                                August 1993          316,000               69

Prime Outlets at Grove City-- Grove City, Pennsylvania                           August 1994          533,000               97

Prime Outlets at Huntley-- Huntley, Illinois                                     August 1994          282,000               68

Prime Outlets at Florida City-- Florida City, Florida                         September 1994          208,000               68

Prime Outlets at Pismo Beach-- Pismo Beach, California                         November 1994          148,000               98

Prime Outlets at Tracy-- Tracy, California                                     November 1994          153,000               89

Prime Outlets at Odessa-- Odessa, Missouri                                         July 1995          296,000               69

                                  Page - (30)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Grand              GLA             Occupancy
Outlet Centers                                                                  Opening Date        (Sq. Ft.)        Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Darien (7)-- Darien, Georgia                                      July 1995          307,000               60%

Prime Outlets at Gulfport (8)-- Gulfport, Mississippi                          November 1995          306,000               87

Prime Outlets at Lodi--  (3)Burbank, Ohio                                      November 1996          313,000               84

Prime Outlets at Gaffney (3) (7)--  Gaffney, South Carolina                    November 1996          305,000               90

Prime Outlets at Lee-- (3) Lee, Massachusetts                                      June 1997          224,000               95

Prime Outlets at Lebanon--  Lebanon, Tennessee                                    April 1998          229,000               95

Prime Outlets at Hagerstown (2)--  Hagerstown, Maryland                          August 1998          487,000               98
                                                                                                   ----------               --
Total Outlet Centers (9)                                                                           10,226,000               87%
                                                                                                   ==========               ==
====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of March 31, 2003 as a percent of available square feet of GLA.
(2) Through affiliates, we have a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) Through affiliates, we have an 18.2% ownership interest in the joint venture partnership that owns this outlet center.
(4) We own a 2% partnership interest as the sole general partner in this property, but are entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development also includes approximately 154,000 square feet of office space, not included in this table, which was 95% occupied as of March 31, 2003.
(5) Non-recourse mortgage loans cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona are currently in default and we are in the process of negotiating a transfer of our ownership interests in these outlet centers to the lender. See
       Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.
(6) Non-recourse mortgage loans on Prime Outlets at Vero Beach and Prime Outlets at Woodbury were cross-collateralized. The lender foreclosed on Prime Outlets at Vero Beach on September 9, 2002. We are currently negotiating the transfer of our ownership interest in Prime Outlets at Woodbury with the lender. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.
(7) We operate this outlet center pursuant to a long-term ground lease under which we receive the economic benefit of a 100% ownership interest.
(8) The real property on which this outlet center is located is subject to a long-term ground lease.
(9) Excludes Oxnard Factory Outlet. Through an affiliate, we have a 50% legal ownership interest in the joint venture partnership that owns this outlet center. However, we are currently receiving no economic benefit from the Oxnard Factory Outlet.

                                  Page - (31)

Results of Operations

Table 1 - Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                2003 vs. 2002
                                                                                                        ----------------------------
Three Months Ended March 31,                                              2003               2002             Change        Change
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                              $ 18,993           $ 24,309           $ (5,316)     -21.9%
Percentage rents                                                             977              1,320               (343)     -26.0%
Tenant reimbursements                                                     10,958             12,834             (1,876)     -14.6%
Interest and other                                                         4,012              2,860              1,152       40.3%
                                                                        --------           --------           --------     -------
  Total revenues                                                          34,940             41,323             (6,383)     -15.4%

Expenses
Property operating                                                         9,955             10,211               (256)      -2.5%
Real estate taxes                                                          2,984              3,666               (682)     -18.6%
Depreciation and amortization                                              7,280             10,208             (2,928)     -28.7%
Corporate general and administrative                                       4,466              3,419              1,047       30.6%
Interest                                                                  11,856             17,729             (5,873)     -33.1%
Other charges                                                                688              2,472             (1,784)     -72.2%
                                                                        --------           --------           --------     -------
  Total expenses                                                          37,229             47,705            (10,476)     -22.0%
                                                                        --------           --------           --------     -------
Loss before gain on sale of real estate                                   (2,289)            (6,382)             4,093      -64.1%
Gain on sale of real estate, net                                               -             16,793            (16,793)        n/m
                                                                        --------           --------           --------     -------
Income (loss) from continuing operations                                  (2,289)            10,411            (12,700)    -122.0%
Discontinued operations, including loss of $9,623
  on dispositions in 2002                                                      -             (8,730)             8,730         n/m
                                                                        --------           --------           --------     -------
Net income (loss)                                                         (2,289)             1,681             (3,970)    -236.2%
Allocations to preferred shareholders                                     (5,668)            (5,668)                 -        0.0%
                                                                        --------           --------           --------     -------
Net loss applicable to common shares                                    $ (7,957)          $ (3,987)          $ (3,970)      99.6%
                                                                        ========           ========           ========     =======

Basic and diluted earnings per common share:
Income (loss) from continuing operations                                $  (0.18)          $   0.11
Discontinued operations                                                        -              (0.20)
                                                                        --------           --------
  Net loss                                                              $  (0.18)          $  (0.09)
                                                                        ========           ========

Weighted-average common shares
  outstanding - basic and diluted                                         43,578             43,578
                                                                        ========           ========
====================================================================================================================================

                                  Page - (32)

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Summary

     We reported income (loss) from continuing operations of $(2,289) and $10,411 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, the net loss applicable to our common shareholders was $7,957, or $0.18 per common share. For the three months ended March 31, 2002, the net loss applicable to our common shareholders was $3,987, or $0.09 per common share.

     During the three months ended March 31, 2002, we reported a loss from discontinued operations of $8,730, or $0.20 per common share. This loss from discontinued operations included a loss related to dispositions of $9,623.

Revenues

     Total revenues were $34,940 for the three months ended March 31, 2003 compared to $41,323 for the same period in 2002, a decrease of $6,383, or 15.4%. Base rents decreased $5,316, or 21.9%, to $18,993 in 2003 compared to $24,309 in 2002. These decreases are primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and (iiii) the slight reduction in outlet center occupancy during the 2003 period. Straight-line rent expense, included in base rent was $138 and $33 for the three months ended March 31, 2003 and 2002, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $343, or 26.0%, to $977 during the three months ended March 31, 2003 compared to $1,320 for the same period in 2002. This decrease was primarily due to (i) transactions involving the 2002 Joint Venture Properties and (ii) changes in economic rental rates.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $1,876, or 14.6%, to $10,958 during the three months ended March 31, 2003 compared to $12,834 for the same period in 2002. This decline is primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and (iii) the slightly reduced aggregate outlet center weighted-average occupancy during the 2003 period.

     As shown in TABLE 2, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 84.7% during the three months ended March 31, 2003 compared to 92.5% for the same period in 2002. The decline in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was primarily attributable to the aforementioned changes in economic rental rates and weighted-average occupancy.

Table 2 - Tenant Recoveries as a Percentage of Total Recoverable Expenses

--------------------------------------------------------------------------------
Three Months Ended March 31,                       2003                   2002
--------------------------------------------------------------------------------
Tenant reimbursements                           $ 10,958               $ 12,834

Recoverable Expenses:
Property operating                              $  9,955               $ 10,211
Real estate taxes                                  2,984                  3,666
                                                --------               --------
  Total recoverable expenses                    $ 12,939               $ 13,877
                                                ========               ========

Tenant reimbursements as a percentage
  of total recoverable expenses                     84.7%                  92.5%
                                                ========               ========
================================================================================

                                  Page - (33)

     Interest and other income increased by $1,152, or 40.3%, to $4,012 during the three months ended March 31, 2003 compared to $2,860 for the same period in 2002. The increase was primarily attributable to (i) higher equity in earnings of unconsolidated joint ventures of $973 and (ii) an increase in all other income of $179. The increase in equity in earnings of unconsolidated joint ventures is primarily associated with the transactions involving the 2002 Joint Venture Properties.

Expenses

     Property operating expenses decreased by $256, or 2.5%, to $9,955 during the three months ended March 31, 2003 compared to $10,211 for the same period in 2002. Real estate taxes expense decreased by $682, or 18.6%, to $2,984 during the three months ended March 31, 2003 compared to $3,666 for the same period in 2002. The decrease in property operating expenses is primarily because of the transactions involving the 2002 Joint Venture Properties partially offset by higher marketing costs during the 2003 period. The decrease in real estate taxes expense is primarily because of the transactions involving the 2002 Joint Venture Properties.

     As shown in TABLE 3, depreciation and amortization expense decreased by $2,982, or 28.7%, to $7,280 during the three months ended March 31, 2003 compared to $10,208 for the same period in 2002. This decrease was primarily attributable to the depreciation and amortization of assets associated with the transactions involving the 2002 Joint Venture Properties.

Table 3  - Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense for the three months ended March 31, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------
Three Months Ended March 31,                   2003                    2002
--------------------------------------------------------------------------------
Building and improvements                    $ 3,447                $  5,363
Land improvements                                938                   1,102
Tenant improvements                            2,242                   3,028
Furniture and fixtures                           598                     642
Leasing commissions                               55                      73
                                             -------                --------
  Total                                      $ 7,280                $ 10,208
                                             =======                ========
================================================================================

     As shown in TABLE 4, interest expense decreased by $5,873, or 33.1%, to $11,856 during the three months ended March 31, 2003 compared to $17,729 for the same period in 2002. This decrease reflects (i) lower interest incurred of $6,082, (ii) a decrease in amortization of deferred financing costs of $1,257 and (iii) higher amortization of debt premiums of $23. Partially offsetting these items was interest expense of $1,489 associated with certain mortgage debt that was defeased in December 2002. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

     The decrease in interest incurred is primarily attributable to (i) a reduction of approximately $123,216 in our weighted-average debt outstanding, excluding debt premiums, during the three months ended March 31, 2003 compared to the same period in 2002 and (ii) a decrease in the weighted-average contractual interest rate on our debt for the three months ended March 31, 2003 compared to the same period in 2002. The decrease in weighted-average debt outstanding was primarily attributable to asset dispositions. The weighted-average contractual interest rates for the 2003 and 2002 periods were approximately 8.09% and 9.32%, respectively.

                                  Page - (34)

Table 4 - Components of Interest Expense

     The components of interest expense for the three months ended March 31, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------
Three Months Ended March 31,                       2003                  2002
--------------------------------------------------------------------------------
Interest incurred                               $ 10,460             $ 16,542
Amortization of deferred financing costs             426                1,683
Amortization of debt premiums                       (519)                (496)
Interest expense - defeased debt                   1,489                    -
                                                --------             --------
  Total                                         $ 11,856             $ 17,729
                                                ========             ========
================================================================================

     Other charges decreased by $1,784, or 72.2%, to $688 for the three months ended March 31, 2003 compared to $2,472 for the same period in 2002. This decrease was primarily attributable to lower bad debt expense of $1,808 partially offset by an increase in all other expenses of $24. The decrease in bad debt expense resulted from (i) resolution of certain disputes with tenants and (ii) reduced tenant bankruptcies, abandonments and store closings during the 2003 period.

Merchant Sales

     For the three months ended March 31, 2003, same-store sales in our outlet center portfolio decreased 7.5% compared to the same period in 2002. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores open since January 1, 2002. The weighted-average sales per square foot reported as reported by our merchants were $245 for the year ended December 31, 2002.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the three months ended March 31, 2003, net cash provided by operating activities was $2,651, net cash provided by investing activities was $627 and net cash used in financing activities was $1,950.

     The net cash provided by investing activities during the three months ended March 31, 2003 consisted of $1,085 of net proceeds from the disposition of excess land and $311 of distributions from unconsolidated joint venture partnerships partially offset by $769 of additions to rental property. The additions to rental property included costs incurred in connection with re-leasing space to new merchants and costs associated with renovations. During the three months ended March 31, 2003, we did not engage in any significant development activities, however, we continue to engage in certain consulting activities in Europe. Such activities do not have a significant impact on our liquidity or financial condition.

     The gross uses of cash for financing activities of $1,950 during three months ended March 31, 2003 consisted of scheduled principal amortization on debt.

                                  Page - (35)

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

     Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,129 (as of March 31, 2003) on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures on May 31, 2003, bears interest at LIBOR plus 5.50%, and requires monthly debt service payments.

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

     In August 2001, we, through affiliates, completed a refinancing of $63,000 of first mortgage loans secured by the Birch Run Center. The refinanced loan (the "Birch Run First Mortgage") (i) has a term of 10-years, (ii) bears interest at an effective rate of 8.12% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, we are required to pay to the Prime/Estein Venture the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 8.12% (the "Interest Rate Subsidy Obligation"). The net present value of the Interest Subsidy Obligation (included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet) was $1,437 as of March 31, 2003.

                                  Page - (36)

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

     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.84% as of March 31, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. We have not recorded any liability related to our guarantee of the Hagerstown First Mortgage; however, in connection with the sale of the Hagerstown Center, we established a reserve for estimated refinancing costs in the amount of $937, which is included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2003. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

Mandatory Redemption Obligation

     In connection with our sale of the Bridge Properties in July 2002, we guaranteed FRIT PRT Bridge Acquisition LLC ("FRIT") (i) a 13% return on its $17,236 of invested capital and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") in FPI by December 31, 2003. As of March 31, 2003, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $16,356 (included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet). On April 4, 2003, we made an additional payment with respect to the Mandatory Redemption Obligation of $1,085 with the net proceeds from the March 31, 2003 sale of certain excess land. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

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

                                  Page - (37)

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

     In December 2002, we notified the servicer of certain non-recourse mortgage loans (cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) totaling $24,919 as of March 31, 2003 that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. At that time, certain of our subsidiaries suspended the regularly scheduled monthly debt service payments. Subsequent to our notification to the servicer, we have been remitting on a monthly basis all available cash flow from the properties, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the lenders to accelerate the loan and to exercise various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The lender has notified us that it has accelerated the loan. Since that time we have initiated discussions with the servicer of the loans regarding restructuring of the loans. There can be no assurance that such discussions will result in any modification to the terms of the loans. However, any action by the lender with respect to these properties is not expected to have a material impact on our results of operations or financial condition because we are currently only remitting available cash flow.

                                  Page - (38)

Defeasance of Mega Deal Loan

     On December 6, 2002, we completed the sale of two outlet centers (together, the "Colorado Properties"), which were part of the 15 properties contained in the collateral pool securing a first mortgage and expansion loan (the "Mega Deal Loan"), which had a then outstanding balance of $338,940. In connection with the release of the Colorado Properties from the collateral pool, we were required to partially defease the Mega Deal Loan. Therefore, the Mega Deal Loan was bifurcated into (i) a defeased portion in the amount of $74,849 (the "Defeased Notes Payable") and (ii) an undefeased portion in the amount of $264,091, which is still referred to as the Mega Deal Loan. Both the Defeased Notes Payable and the Mega Deal Loan (i) bear interest at a fixed-rate of 7.782%, (ii) require monthly payments of principal and interest pursuant to a 30-year amortization schedule and (iii) mature on November 11, 2003. The Mega Deal Loan is now secured by the remaining 13 properties contained in the collateral pool. We used $79,257 of the gross proceeds from the sale of the Colorado Properties to purchase US Treasury Securities, which were placed into a trustee escrow (the "Trustee Escrow"). The Trustee Escrow is used to make the scheduled monthly debt service payments, including the payment of the then outstanding principal amount, together with all accrued and unpaid interest on the maturity date of November 11, 2003, under the Defeased Notes Payable. As of March 31, 2003, the outstanding balance of the Defeased Notes Payable was $74,509 and the balance of the Trustee Escrow was $77,365 (included in restricted cash in the accompanying Consolidated Balance Sheet). See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information. Furthermore, in connection with the partial defeasance of the Mega Deal Loan we amended the Mega Deal Loan so that (i) we are required to fund 10 monthly payments of $500 into a lender escrow to be used as additional cash collateral and (ii) release prices for the remaining 13 properties in the collateral pool were amended to provide for a more orderly refinancing of the Mega Deal Loan.

Debt Service Obligations

     The scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $7,435 and (ii) $41,250 of aggregate non-recourse mortgage indebtedness in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" above), and related average contractual interest rates by year of maturity as of March 31, 2003 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                    Bonds Payable
                                 (including sinking                                     Defeased
                                   fund payments)           Notes Payable              Notes Payable              Total Debt
                              ------------------------  ------------------------  ------------------------   -----------------------
                                Average                   Average                    Average                   Average
                               Interest    Principal     Interest     Principal     Interest    Principal     Interest    Principal
Years Ended December 31,          Rates   Maturities        Rates    Maturities        Rates   Maturities        Rates   Maturities
------------------------------------------------------------------------------------------------------------------------------------
2003                              6.46%     $    636        7.79%     $ 265,009       7.78%     $ 74,509        7.78%    $ 340,154
2004                              6.34%          726        7.97%         4,571                                 7.75%        5,297
2005                              6.34%          773        8.58%        11,574                                 8.44%       12,347
2006                              6.34%          820        8.83%       120,437                                 8.81%      121,257
2007                              6.34%          878        7.60%         1,002                                 7.02%        1,880
Thereafter                        6.52%       18,618        7.59%        57,995                                 7.33%       76,613
                                  ----      --------        ----      ---------       ----      --------        ----     ---------
                                  6.49%     $ 22,451        8.06%     $ 460,588       7.78%     $ 74,509        7.96%    $ 557,548
                                  ====      ========        ====      =========       ====      ========        ====     =========
====================================================================================================================================

     Such indebtedness in the amount of $557,548 had a weighted-average maturity of 2.3 years and bore contractual interest at a weighted-average rate of 7.96% per annum. At March 31, 2003, all of such indebtedness bore interest at fixed rates. Our remaining scheduled principal payments during 2003 for such indebtedness aggregated $340,154. In addition to regularly scheduled principal payments, the remaining 2003 scheduled principal payments also reflect balloon payments of (i) $260,681 for the Mega Deal Loan and (ii) $73,882 due for the Defeased Notes Payable. Both the Mega Deal Loan and the Defeased Notes Payable are scheduled to mature on November 11, 2003. All debt service due under the Defeased Notes Payable, including the balloon payment due at maturity, will be made from the Trustee Escrow. See "Going Concern" for additional information.

                                  Page - (39)

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

     During 2003, our Mega Deal Loan matures on November 11, 2003. The Mega Deal Loan, which is secured by a 13 property collateral pool, had an outstanding principal balance of $262,890 as of March 31, 2003 and will require a balloon payment of $260,681 at maturity. Based on our initial discussions with various prospective lenders, we are currently projecting a potential shortfall with respect to refinancing the Mega Deal Loan. However, we believe this shortfall may be alleviated through potential asset sales and/or other capital raising activities, including the placement of mezzanine level debt. We caution that our assumptions are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion, or which may adversely impact our ability to consummate various asset sales or other capital raising activities.

     In connection with the completion of the sale of the Bridge Properties in July 2002, we guaranteed to FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return the Mandatory Redemption Obligation by December 31, 2003. As of March 31, 2003, the Mandatory Redemption Obligation (included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheet) was $16,356. On April 4, 2003, we made an additional payment of $1,085 with net proceeds from the March 31, 2003 sale of certain excess land which reduced the balance of the Mandatory Redemption Obligation to $15,271. Although we continue to seek to generate additional liquidity to repay the Mandatory Redemption Obligation through (i) the sale of FRIT's ownership interest in the Bridge Properties and/or (ii) the placement of additional indebtedness on the Bridge Properties, there can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 property collateral pool under the aforementioned Mega Deal Loan. Because the Mandatory Redemption Obligation is secured by some of our partnership interests in the 13 property collateral pool under the Mega Deal Loan, we may be required to repay the Mandatory Redemption Obligation before, or in connection with, the refinancing of the Mega Deal Loan.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                  Page - (40)

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

     In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in (i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of March 31, 2003, the carrying value of our investment in these properties was $0.

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

     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. On May 15, 2003, we will be in arrears on 14 quarters of preferred stock distributions due February 15, 2000 through May 15, 2003, respectively.

     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of March 31, 2003, unpaid dividends for the period beginning on November 16, 1999 through March 31, 2003 on our Series A Senior Preferred Stock and Series B Convertible Preferred Stock aggregated $20,377 and $56,142, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of March 31, 2003 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

                                  Page - (41)

Strategic Alternatives

     We have engaged Houlihan Lokey Howard & Zukin Capital to assist us in exploring recapitalization, restructuring, financing and other strategic alternatives designed to strengthen our financial position and address our long-term capital requirements. There can be no assurance as to the timing, terms or completion of any transaction. Costs incurred related to such activities are reflected in corporate general and administrative expense in the accompanying Consolidated Statements of Operations.

Settlement of Tenant Matters

     During 2002, we entered into settlement agreements with respect to certain tenant matters providing for aggregate payments of $2,760. Through December 31, 2002, we made approximately $2,607 of such required payments. The 2002 payments were principally made from certain funds escrowed under a mezzanine loan, which was repaid in full in December 2002. The remaining payment of $153 was made in January 2003 with cash from operations. These settlement agreements did not have a material impact on our financial condition or our results from operations. We had previously established reserves aggregating $5,000 for the settlement of such matters.

Development Activities and Capital Expenditures

     During 2003, we will continue to explore potential international opportunities and will selectively consider expansion and/or redevelopment of certain of our existing outlet centers. We do not currently expect such activities to have a significant impact on our liquidity or financial condition.

     Additionally, we expect to incur costs during the remainder of 2003 (i) in connection with releasing space to new tenants and (ii) for repairs and maintenance of our properties. However, we do not expect such expenditures to have a significant impact on our liquidity or financial condition because reserves for such costs are paid monthly into escrow accounts under many of our loans.

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

                                  Page - (42)

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply the provisions of FIN No. 46 to any existing variable interests in variable interest entities by no later than July 1, 2003. We did not create any variable interest entities during the three months ended March 31, 2003 and we do not believe that FIN No. 46 will have a significant impact on our financial statements.

Risk Management Activities

     We are subject to various market risks and uncertainties, including, but not limited to, the effects of current and future economic conditions, and the resulting impact on our tenants' sales and our revenue; the effects of increases in market interest rates from current levels (see below); the risks associated with existing vacancy rates or potential increases in vacancy rates because of, among other factors, tenant bankruptcies and store closures, and the resulting impact on our revenue; and risks associated with refinancing our current debt obligations or obtaining new financing under terms less favorable than we have experienced in prior periods.

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. In certain cases, we have used derivative financial instruments such as interest rate protection agreements to manage interest rate risk associated with variable-rate indebtedness. Nevertheless, as of March 31, 2003, all of our outstanding indebtedness bore interest at fixed rates. See Item 3 - "Quantitative and Qualitative Disclosures About Material Risk" for additional information. Also see "Guarantees of Debt and Indebtedness of Others" for additional information.

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

                                  Page - (43)

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

     FFO was $5,154 for the three months ended March 31, 2003 compared to $6,963 for the same period in 2002. The first quarter of 2003 FFO results include $964 of net interest expense attributable to mortgage indebtedness that was defeased in December 2002. This net interest expense had no impact on our operating cash flow during 2003 because such payments were made from previously established escrows. FFO adjusted ("Adjusted FFO") to exclude the impact of the net interest expense attributable to the defeased indebtedness was $6,118.

     The decrease in our Adjusted FFO results during the first quarter of 2003 compared to our FFO results for the same period in 2002 reflects (i) the reduced weighted-average portfolio occupancy during the 2003 period, (ii) changes in economic rental rates and (iii) the loss of net operating income resulting from the dispositions of properties, partially offset by interest savings attributable to the repayment of indebtedness.

                                  Page - (44)

     TABLE 5 provides a reconciliation of income (loss) from continuing operations to FFO and Adjusted FFO for the three months ended March 31, 2003 and 2002.

Table 5 - Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31,                                                               2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                               $ (2,289)          $ 10,411
Adjustments:
  Gain on sale of real estate                                                                 -            (16,793)
  Depreciation and amortization                                                           7,280             10,208
  Non-real estate depreciation and amortization                                            (532)              (554)
  Unconsolidated joint ventures' adjustments                                                695                783
  Discontinued operations                                                                     -              2,908
                                                                                       --------           --------
FFO per NAREIT Definition                                                                 5,154              6,963
  Defeased debt adjustment(1)                                                               964                  -
                                                                                       --------           --------
Adjusted FFO                                                                           $  6,118           $  6,963
                                                                                       ========           ========

Other Data:
Net cash provided by operating activities                                              $  2,962           $  4,668
Net cash provided by investing activities                                                   316             10,576
Net cash used in financing activities                                                    (1,950)           (16,691)
====================================================================================================================================

Note:
(1) In December 2002, we partially defeased our Mega Deal Loan in connection with the sale of the Colorado Properties. In connection with the defeasance, we purchased US Treasury Securities, which are maintained in a Trustee Escrow. All debt service due under the Defeased Notes Payable during the three months ended March 31, 2003 was made from the Trustee Escrow. During the three months ended March 31, 2003, the interest income earned on the Trustee Escrow was $525 and the interest expense on the Defeased Notes Payable was $1,489, which are included in our results from operations in the accompanying Consolidated Statements of Operations. These items had no impact on our operating cash flow during 2003 because the cash settlement with respect to the Defeased Notes Payable occurred during 2002 and the payments made in 2003 were from restricted cash. Accordingly, we believe it is appropriate to adjust for them in our Adjusted FFO calculation.

                                  Page - (45)

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

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. Nevertheless, as of March 31, 2003, all of our outstanding indebtedness bore interest at fixed rates. The following table provides a summary of principal cash flows, excluding (i) unamortized debt premiums of $7,435 and (ii) non-recourse mortgage indebtedness aggregating $41,250 on certain properties which is in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" within "Liquidity and Capital Resources" of Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information), and related contractual interest rates by fiscal year of maturity. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements contained herein for additional information with respect to the terms of our debt instruments.

------------------------------------------------------------------------------------------------------------------------------------
                                                                Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                        2003           2004          2005          2006           2007     Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------
Bonds Payable
Principal                          $     636        $   726      $    773     $     820        $   878       $ 18,618     $  22,451
Average interest rate                   6.46%          6.34%         6.34%         6.34%          6.34%          6.52%         6.49%

Notes Payable
Principal                          $ 265,009        $ 4,571      $ 11,574     $ 120,437        $ 1,002       $ 57,995     $ 460,588
Average interest rate                   7.79%          7.97%         8.58%         8.83%          7.60%          7.59%         8.06%

Defeased Notes Payable
Principal                          $  74,509                                                                              $  74,509
Average interest rate                   7.78%                                                                                  7.78%
====================================================================================================================================

                                  Page - (46)

     Additionally, we sold Prime Outlets at Hagerstown (the "Hagerstown Center") on January 11, 2002 to an existing joint venture partnership (the "Prime/Estein Venture"). In connection with the sale, the Prime/Estein Venture assumed the first mortgage loan on the Hagerstown Center (the "Hagerstown First Mortgage") in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.84% as of March 31, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. At March 31, 2003, a hypothetical 100 basis point move in the LIBOR rate would impact our guarantee by $469. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

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

                                  Page - (47)

                           PART II: OTHER INFORMATION

Item 1.           Legal Proceedings

For a description of legal proceedings involving the Company and its properties, please see Part I, Item 3 - "Legal Proceedings" of the Company's Annual Report on Form K for the year ended December 31, 2002 and Note 6 - "Legal Proceedings" of the Notes to Consolidated Financial Statements contained herein. The following information updates such disclosure.

The Company and its affiliates were defendants in a lawsuit filed by Accrued Financial Services ("AFS") on August 10, 1999 in the Circuit Court for Baltimore City. The lawsuit was removed to United States District Court for the District of Maryland (the "U.S. District Court") on August 20, 1999. AFS claimed that certain tenants had assigned to AFS their rights to make claims under leases such tenants had with affiliates of the Company and alleged that the Company and its affiliates overcharged such tenants for common area maintenance ("CAM") charges and promotion fund charges. The U.S. District Court dismissed the lawsuit on June 19, 2000. AFS appealed the U.S. District Court's decision to the United States Court of Appeals for the Fourth Circuit. Briefs were submitted and oral argument before a panel of judges of the United States Court of Appeals for the Fourth Circuit was held on October 30, 2001, during which the panel of judges requested further briefing of certain issues. On July 29, 2002, the Fourth Circuit affirmed the dismissal. AFS filed a request for further review by the Fourth Circuit which request was denied. In January 2003, AFS filed a petition for a writ of certiorari by the United States Supreme Court (the "Supreme Court") and the Company filed its opposition on February 24, 2003. The Supreme Court subsequently denied the writ of certiorari and the parties have agreed to dismiss any remaining claims, thereby terminating the AFS lawsuit.

As previously disclosed by the Company, certain tenants in the Company's and its affiliates' outlet centers have made or may make allegations concerning overcharging for CAM and promotion fund charges because of varying clauses in their leases pursuant to which they claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims if asserted and found meritorious, could have a material affect on the Company's financial condition. Determination of whether liability would exist to the Company would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively. To date such issues have been raised and resolved with Dinnerware Plus Holdings, Inc. ("Mikasa"), Melru Corporation, Designs, Inc. and Brown Group Retail, Inc., all of which at one time or another were in litigation, or threatened litigation with the Company. Additionally, during the first quarter of 2003, Gap Inc. notified the Company that it believes it is entitled to a refund of certain pass-through charges as a result of certain clauses in its leases.

In the second quarter of 2002, the Company recorded a non-recurring charge to establish a reserve in the amount of $3.0 million for resolution of these matters, in addition to the Mikasa matter referred to above. This reserve was estimated in accordance with our established policies and procedures concerning loss contingencies for additional information). The balance of the unused reserve (which is included in the accounts payable and other liabilities in the Consolidated Balance Sheet) is approximately $2.2 million as of March 31, 2003. Based on presently available information, the Company believes it is probable the remaining reserve will be utilized over the next several years in resolving claims relating to the pass-through and promotional fund provisions contained in its leases, inclusive of amounts that may be owed, if any, to the Gap Inc. The Company cautions, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate. No other such tenant, however, has filed a suit or indicated to the Company that it intends to file a suit. Nevertheless, it is too early to make any predictions as to whether the Company or its affiliates may be found liable with respect to other tenants, or to predict damages should liability be found.

                                  Page - (48)

Item 2.           Changes in Securities

None

Item 3.           Defaults Upon Senior Securities

The Company is currently in arrears in the payment of distributions on its 10.5% Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of March 31, 2003, the aggregate arrearage on the Series A Senior Preferred Stock and the Series B Convertible Preferred Stock was approximately $20.4 million and approximately $56.1 million, respectively.

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

         None

                                  Page - (49)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PRIME RETAIL, INC.
                                Registrant



Date: May 14, 2003              /s/ Robert A. Brvenik
                                --------------------------------------------
                                Robert A. Brvenik
                                President, Chief Financial Officer and Treasurer

                                  Page - (50)

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


     Date: May 14, 2003                     /s/ Glenn D. Reschke
                                            --------------------
                                            Glenn D. Reschke
                                            Chairman and Chief Executive Officer

                                  Page - (51)

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


     Date: May 14, 2003         /s/ Robert A. Brvenik
                                ---------------------
                                Robert A. Brvenik
                                President, Chief Financial Officer and Treasurer