Form 10-Q
period 2003-06-30
PRIME RETAIL INC/BD/
filed 2003-08-14
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2003

                                       Or

  [ ]    Transition  Report  Pursuant  to  Section 13 or 15(d) of the Securities
         Exchange Act of 1934, for the Transition Period From    ----------
         to -----------

              Commission file number                 001-13301
                                               ----------------------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                        38-2559212
----------------------------------        --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


100 East Pratt Street
Nineteenth Floor
Baltimore, Maryland                                            21202
------------------------------------------                ------------------
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

As of August 12, 2003, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                                   Page - (2)


                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX


PART I:  FINANCIAL INFORMATION                                             PAGE
                                                                           ----


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 2003 and
       December 31, 2002................................................      1

     Consolidated Statements of Operations for the three
       and six months ended June 30, 2003 and 2002......................      2

     Consolidated Statements of Cash Flows for the three
       and six months ended June 30, 2003 and 2002......................      3

     Notes to the Consolidated Financial Statements.....................      5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................     22

Item 3.  Quantitative and Qualitative Disclosures of Market Risk........     48

Item 4.  Controls and Procedures........................................     49

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     50

Item 3.  Defaults Upon Senior Securities................................     50

Item 4.  Submission of Matters to a Vote of Security Holders............     51

Item 6.  Exhibits and Reports on Form 8-K...............................     51

Signatures..............................................................     53

                                   Page - (3)


Introduction

     Unless the context otherwise requires, all references to "we," "us," "our" or the "company" contained in this Quarterly Report on Form 10-Q mean Prime Retail, Inc. and those entities owned or controlled by Prime Retail, Inc., including Prime Retail, L.P. (the "Operating Partnership").

     Historical results and percentage relationships set forth in this Quarterly Report on Form 10-Q are not necessarily indicative of future operations.

Forward-Looking Statements

     Statements contained in this Quarterly Report on Form 10-Q, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief, or current expectations of us or our officers, including statements preceded by, followed by, or including forward-looking terminology such as "may," "will," "should," believe," "expect," "anticipate," "estimate," "continue," "predict," or similar expressions with respect to various matters.

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

                                   Page - (4)


                               PRIME RETAIL, INC.

                      Unaudited Consolidated Balance Sheets

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,           December 31,
                                                                                                      2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                        $ 100,246              $ 101,546
     Buildings and improvements                                                                    735,505                740,024
     Furniture and equipment                                                                        13,592                 13,292
                                                                                                 ---------              ---------
                                                                                                   849,343                854,862
     Accumulated depreciation                                                                     (227,456)              (213,604)
                                                                                                 ---------              ---------
                                                                                                   621,887                641,258
Cash and cash equivalents                                                                            6,008                  6,908
Restricted cash                                                                                    108,102                107,037
Accounts receivable, net                                                                               878                  3,049
Deferred charges, net                                                                                2,857                  3,766
Investment in unconsolidated joint ventures                                                         50,947                 49,889
Other assets                                                                                         8,263                  6,181
                                                                                                 ---------              ---------
          Total assets                                                                           $ 798,942              $ 818,088
                                                                                                 =========              =========

Liabilities and Shareholders' Equity
Bonds payable                                                                                    $  22,406              $  22,495
Notes payable, including $41,570 in default in 2003                                                507,263                511,443
Defeased notes payable                                                                              74,280                 74,764
Accrued interest                                                                                     4,816                  3,984
Real estate taxes payable                                                                            5,158                  3,484
Accounts payable and other liabilities                                                              36,953                 43,059
                                                                                                 ---------              ---------
     Total liabilities                                                                             650,876                659,229

Minority interests                                                                                   1,487                  1,487

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock,
          $0.01 par value (liquidation preference of $79,386),
          2,300,000 shares issued and outstanding                                                       23                     23
     8.5% Series B Cumulative Participating Convertible
          Preferred Stock, $0.01 par value (liquidation preference
          of $256,004), 7,828,125 shares issued and outstanding                                         78                     78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                       436                    436
  Additional paid-in capital                                                                       709,373                709,373
  Distributions in excess of earnings                                                             (563,331)              (552,538)
                                                                                                 ---------              ---------
      Total shareholders' equity                                                                   146,579                157,372
                                                                                                 ---------              ---------
          Total liabilities and shareholders' equity                                             $ 798,942              $ 818,088
                                                                                                 =========              =========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (5)


                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                           Six Months Ended
                                                                       June 30,                                   June 30,
                                                               --------------------------------        -----------------------------
                                                                     2003                2002               2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                       $ 18,535            $ 22,867           $ 37,528           $ 47,176
Percentage rents                                                      473                 436              1,450              1,756
Tenant reimbursements                                              11,816              12,723             22,774             25,557
Interest and other                                                  3,705               2,273              7,717              5,133
                                                                 --------            --------           --------           --------
  Total revenues                                                   34,529              38,299             69,469             79,622

Expenses
Property operating                                                  9,751              10,957             19,706             21,168
Real estate taxes                                                   3,086               3,627              6,070              7,293
Depreciation and amortization                                       7,281               9,214             14,561             19,422
Corporate general and administrative                                3,528               2,877              7,994              6,296
Interest                                                           11,944              16,996             23,800             34,725
Other charges                                                         853               4,266              1,541              6,738
Provision for asset impairment                                      6,590                   -              6,590                  -
                                                                 --------            --------           --------           --------
  Total expenses                                                   43,033              47,937             80,262             95,642
                                                                 --------            --------           --------           --------
Loss before gain (loss) on sale of real estate                     (8,504)             (9,638)           (10,793)           (16,020)
Gain (loss) on sale of real estate                                      -             (10,991)                 -              5,802
                                                                 --------            --------           --------           --------
Loss from continuing operations                                    (8,504)            (20,629)           (10,793)           (10,218)
Discontinued operations, including gain (loss) of
  $2,121 and $(7,502) on dispositions in 2002
  periods, respectively                                                 -              (9,557)                 -            (18,287)
                                                                 --------            --------           --------           --------
Net loss                                                           (8,504)            (30,186)           (10,793)           (28,505)
Allocations to preferred shareholders                              (5,668)             (5,668)           (11,336)           (11,336)
                                                                 --------            --------           --------           --------
Net loss applicable to common shares                             $(14,172)           $(35,854)          $(22,129)          $(39,841)
                                                                 ========            ========           ========           ========
Basic and diluted earnings per common share:
Loss from continuing operations                                  $  (0.33)           $  (0.60)          $  (0.51)          $  (0.49)
Discontinued operations                                                 -               (0.22)                 -              (0.42)
                                                                 --------            --------           --------           --------
  Net loss                                                       $  (0.33)           $  (0.82)          $  (0.51)          $  (0.91)
                                                                 ========            ========           ========           ========
Weighted-average common shares
  outstanding - basic and diluted                                  43,578              43,578             43,578             43,578
                                                                 ========            ========           ========           ========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (6)


                               PRIME RETAIL, INC.
                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                                                                          2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Loss from continuing operations                                                               $ (10,793)              $ (10,218)
Adjustments to reconcile loss from continuing
  operations to net cash provided by operating activities:
     Gain on sale of real estate                                                                      -                  (5,802)
     Provision for asset impairment                                                               6,590                       -
     Equity in earnings of unconsolidated joint ventures                                         (1,752)                    114
     Depreciation and amortization                                                               14,561                  19,422
     Amortization of deferred financing costs                                                       847                   2,983
     Amortization of debt premiums                                                               (1,045)                   (998)
     Bad debt expense                                                                               997                   3,013
     Discontinued operations                                                                          -                   5,608
Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                              1,174                     957
     Decrease (increase) in restricted cash                                                      (1,065)                     57
     Increase in other assets                                                                    (1,916)                   (541)
     Decrease in accounts payable and other liabilities                                          (6,106)                 (5,316)
     Increase in real estate taxes payable                                                        1,674                   1,101
     Increase (decrease) in accrued interest                                                        832                    (444)
                                                                                              ---------               ---------
       Net cash provided by operating activities                                                  3,998                   9,936
                                                                                              ---------               ---------

Investing Activities
Additions to investment in rental property                                                       (2,969)                 (2,649)
Distributions from unconsolidated joint ventures                                                    694                       -
Proceeds from sales of operating properties and land                                              1,085                  22,320
                                                                                              ---------               ---------
       Net cash provided by (used in) investing activities                                       (1,190)                 19,671
                                                                                              ---------               ---------

Financing Activities
Principal repayments on notes payable                                                            (3,708)                (31,943)
                                                                                              ---------               ---------
       Cash used in financing activities                                                         (3,708)                (31,943)
                                                                                              ---------               ---------

Decrease in cash and cash equivalents                                                              (900)                 (2,336)
Cash and cash equivalents at beginning of period                                                  6,908                   7,537
                                                                                              ---------               ---------
Cash and cash equivalents at end of period                                                    $   6,008               $   5,201
                                                                                              =========               =========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (7)


                               PRIME RETAIL, INC.
           Unaudited Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)


Supplemental Disclosure of Non-cash Investing and Financing Activities

The following assets and liabilities were disposed in connection with the disposition of properties during the period indicated:

--------------------------------------------------------------------------------
Six Months Ended June 30,                                      2002
--------------------------------------------------------------------------------
Book value of net assets disposed                                $ 116,026
Notes payable paid                                                 (36,836)
Notes payable assumed by buyer                                     (46,862)
Notes payable transferred to lender                                (15,621)
Investment in unconsolidated joint ventures                         (2,975)
Gain on sale of real estate, net                                     8,588
                                                                 ---------
  Cash received, net                                             $  22,320
                                                                 =========
================================================================================
See accompanying notes to consolidated financial statements.

                                   Page - (8)


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

Note 2 - Recent Accounting Pronouncements

     In December 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, an initial liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 effective December 31, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We did not issue or modify any guarantees during the six months ended June 30, 2003. See "Guarantees and Guarantees of Indebtedness of Others" contained in Note 4 - "Debt" for additional information.

                                   Page - (9)


     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply the provisions of FIN No. 46 to any existing variable interests in variable interest entities by no later than July 1, 2003. We did not create any variable interest entities during the six months ended June 30, 2003 and we do not believe that FIN No. 46 will have a significant impact on our financial statements for our existing investments in unconsolidated joint ventures.

     In May 2003, the FASB issued FAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. FAS No. 150 is generally applicable to financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of FAS No. 150 and still existing at the beginning of the interim period of adoption. We will adopt FAS No. 150 in the third quarter of 2003 and do not believe the implementation of FAS No. 150 will have a significant impact on our financial statements.

Note 3 - Property Dispositions

     We disposed of 17 properties through various transactions (including sale, joint venture arrangements, foreclosure and transfer of ownership to the respective lender) during 2002. In accordance with FAS No. 144, the operating results of these properties are reflected in either our results from continuing operations or discontinued operations through the respective dates of disposition as discussed below.

2002 Dispositions - Continuing Operations

     The operating results for seven properties that were sold to joint venture partnerships during 2002 and in which still have a significant continuing involvement are not classified as discontinued operations in the Consolidated Statements of Operations. Such properties and/or their operating results through the dates of their respective disposition are collectively referred to as the "2002 Joint Venture Properties". The 2002 Joint Venture Properties consist of our sales of (i) Prime Outlets at Hagerstown (the "Hagerstown Center") and six outlet centers (collectively, the "Bridge Properties"). Additionally, the operating results of Phases II and III of the Bellport Outlet Center (the "Bellport Outlet Center"), which was previously owned through a joint venture partnership and was sold during 2002, are not classified as discontinued operations. We accounted for our ownership interest in the Bellport Outlet Center through the date of disposition in accordance with the equity method of accounting.

                                  Page - (10)


          The following table summarizes these dispositions.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Gain/(Loss)    Provision
                              Date of                                    Sales    Reduction       Net       on Sale/     for Asset
Continuing Operations:     Disposition   Property Type        GLA        Price      of Debt     Proceeds  Disposition   Impairment
------------------------------------------------------------------------------------------------------------------------------------
Hagerstown Center         January 2002  1 Outlet Center     487,000   $  80,500   $  (57,914)   $ 12,113   $ 16,793          $   -
Bellport Outlet Center -
 Phases II/III              April 2002  1 Outlet Center     197,000       6,500            -         522       (703)             -
Bridge Properties            July 2002  6 Outlet Centers  1,304,000     118,650     (111,009)          -    (10,288)             -
                                                          ---------   ---------   ----------    --------   --------          -----
  Total                                                   1,988,000   $ 205,650   $ (168,923)   $ 12,635   $  5,802          $   -
                                                          =========   =========   ==========    ========   ========          =====
====================================================================================================================================

2002 Dispositions - Discontinued Operations

     We have classified the operating results, including gains and losses related to disposition, for certain properties either disposed of or classified as assets held for sale during 2002 as discontinued operations in the Consolidated Statements of Operations for the 2002 period.

        The following table summarizes these dispositions.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Gain/(Loss)  Provision
Discontinued               Date of                                       Sales        Reduction      Net      of Sale/    for Asset
Operations:              Disposition     Property Type          GLA      Price         of Debt     Proceeds  Disposition Impairment
------------------------------------------------------------------------------------------------------------------------------------
Conroe Center           January 2002   1 Outlet Center        282,000   $       -    $ (15,621)   $ (554.00)   $      -   $      -
Edinburgh Center          April 2002   1 Outlet Center        305,000      27,000      (16,317)       9,551      (9,623)         -
Western Plaza              June 2002   1 Community Center     205,000       9,500       (9,467)         688       2,121          -
Jeffersonville II        August 2002   1 Outlet Center        314,000           -      (17,938)           -      17,121          -
Vero Beach            September 2002   1 Outlet Center        326,000           -      (25,126)           -           -     12,200
Melrose Place           October 2002   1 Community Center      27,000       2,500       (1,935)         555         990          -
Puerto Rico Center     December 2002   1 Outlet Center        176,000      36,500      (19,202)      13,958           -     15,557
Colorado Properties    December 2002   2 Outlet Centers       808,000      96,000      (74,849)      12,628      15,543          -
                                                            ---------   ---------    ---------    ---------    --------   --------
  Total                                                     2,443,000   $ 171,500    $(180,455)   $  36,826    $ 26,152   $ 27,757
                                                            =========   =========    =========    =========    ========   ========
====================================================================================================================================

     The following summary presents the operating results of those properties disposed of during 2002 whose results are classified as discontinued operations in the Consolidated Statements of Operations:

--------------------------------------------------------------------------------
                                   Three Months Ended          Six Months Ended
                                             June 30,                  June 30,
                                                 2002                      2002
--------------------------------------------------------------------------------
Revenues
Base rents                                    $  5,070               $  11,167
Percentage rents                                   159                     374
Tenant reimbursements                            2,657                   5,474
Interest and other                                 294                     492
                                              --------               ---------
  Total revenues                                 8,180                  17,507

Expenses
Property operating                               1,903                   4,097
Real estate taxes                                1,001                   1,974
Depreciation and amortization                    1,733                   3,748
Interest                                         2,878                   5,810
Other charges                                      143                     463
Provision for asset impairment                  12,200                  12,200
                                              --------               ---------
  Total expenses                                19,858                  28,292
                                              --------               ---------
Loss before gain (loss) on                     (11,678)                (10,785)
  sale of real estate
Gain (loss) on sale of real estate               2,121                  (7,502)
                                              --------               ---------
Discontinued operations                       $ (9,557)              $ (18,287)
                                              ========               =========
================================================================================

                                  Page - (11)


2003 Dispositions

Latham Center

     On March 31, 2003, PFP Venture LLC (the "PFP Venture"), a joint venture partnership in which we indirectly have an ownership interest of approximately 25.2% as of June 30, 2003, completed the sale of Prime Outlets at Latham (the "Latham Center"), an outlet center located in Latham, New York. The Latham Center, which was one of the Bridge Properties, was sold to 400 Old Loudon Road Realty, LLC for cash consideration of $2,200. The net cash proceeds from the sale were $184, after (i) repayment of $1,870 of existing mortgage indebtedness on the Bridge Properties and (ii) prorations, closing costs and fees. In connection with the sale of the Latham Center, the PFP Venture recorded a gain on the sale of real estate of $117 during the first quarter of 2003. We account for our investment in the Bridge Properties in accordance with the equity method of accounting.

Woodbury Center

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

     During the second quarter of 2002, we incurred a provision for asset impairment of $12,200 to adjust our carrying value of the Vero Beach Center to its estimated fair value in accordance with the provisions of FAS No. 144. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center and its related assets and liabilities, including our carrying value of the indebtedness of $25,126 (principal outstanding of $24,497 and unamortized debt premium of $629), were transferred to John Hancock. Foreclosure on the Vero Beach Center did not have a material impact on our results of operations or financial condition.

     Effective July 24, 2003, John Hancock foreclosed on the Woodbury Center and its related assets and liabilities were transferred to John Hancock. Foreclosure on the Woodbury Center is not expected to have a material impact on our results of operations or financial condition.

     The carrying value of the Woodbury Center was $15,488 as of June 30, 2003. Such value was exceeded by our carrying value of the associated indebtedness of $16,651 (principal outstanding of $16,331 and unamortized debt premium of $320) as of June 30, 2003. As a result of the foreclosure of the Woodbury Center, we expect to record a non-recurring gain for the difference between the carrying value of the Woodbury Center and its related net assets, including the carrying value of the indebtedness, during the third quarter of 2003.

                                  Page - (12)


Note 4 - Debt

     We have fixed rate tax-exempt revenue bonds collateralized by properties located in Chattanooga, Tennessee (the "Chattanooga Bonds") which contain (i) certain covenants, including a minimum debt-service coverage ratio financial covenant (the "Financial Covenant") and (ii) cross-default provisions with respect to certain of our other credit agreements. Based on the operations of the collateral properties, we were not in compliance with the Financial Covenant for the quarters ended June 30, September 30 and December 31, 2002. In the event of non-compliance with the Financial Covenant or default, the holders of the Chattanooga Bonds (the "Bondholders") had the ability to put such obligations to us at a price equal to par plus accrued interest. On January 31, 2003, we entered into an agreement (the "Forbearance Agreement") with the Bondholders. The Forbearance Agreement provides amendments to the underlying loan and other agreements that enable us to be in compliance with various financial covenants, including the Financial Covenant. So long as we continue to comply with the provisions of the Forbearance Agreement and are not otherwise in default of the underlying loan and other documents through December 31, 2004, the revised financial covenants will govern. Additionally, certain quarterly tested financial covenants and other covenants become effective June 30, 2004. Pursuant to the terms of the Forbearance Agreement, we were required to fund $1,000 into an escrow account to be used for conversion of certain of the retail space in the collateral properties to office space and agreed that an event of default with respect to the other debt obligations related to the property would also constitute a default under the Chattanooga Bonds. We funded this required escrow in February 2003. The outstanding balance of the Chattanooga Bonds was $17,920 as of June 30, 2003.

     Notes payable included unamortized debt premiums of $6,910 in the aggregate at June 30, 2003. Our debt premiums are being amortized over the terms of the related debt instruments in accordance with the effective interest method. Amortization of debt premiums (included in interest expense in the Consolidated Statements of Operations) was $526 and $1,045 for the three and six months ended June 30, 2003, respectively, and $502 and $998 for the three and six months ended June 30, 2002, respectively.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During August 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on non-recourse mortgage loans which were cross-collateralized by the Vero Beach Center and the Woodbury Center. These non-recourse mortgage loans were held by John Hancock. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center. Additionally, effective July 24, 2003, John Hancock foreclosed on the Woodbury Center. See
Note 3 - "Property Dispositions" for additional information.

                                  Page - (13)


     In December 2002, we notified the servicer of certain non-recourse mortgage loans (cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) totaling $24,919 as of June 30, 2003 that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. At that time, certain of our subsidiaries suspended the regularly scheduled monthly debt service payments. Subsequent to our notification to the servicer, we have been remitting on a monthly basis all available cash flow from the properties, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the lender to accelerate the loan and to exercise various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The lender has notified us that it has accelerated the loans and intends to commence foreclosure action on the collateral properties. However, any foreclosure action on these properties is not expected to have a material impact on our results of operations or financial condition because we are currently only remitting available cash flow. These non-recourse mortgage loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $105 as of June 30, 2003, which is included in restricted cash in the Consolidated Balance Sheet. The aggregate carrying value of these properties was $21,558 as of June 30, 2003. Such amount is exceeded by the aggregate outstanding balance of the non-recourse mortgage loans of $24,919 as of June 30, 2003. Upon foreclosure of the collateral properties, we will record a non-recurring gain for the difference between the carrying value of the properties and their related net asset, including the outstanding loan balances.

Defeased Notes Payable

     On December 6, 2002, we completed the sale of two outlet centers (together, the "Colorado Properties"), which were part of the 15 properties contained in the collateral pool securing a first mortgage and expansion loan (the "Mega Deal Loan"), which had a then outstanding balance of $338,940. In connection with the release of the Colorado Properties from the collateral pool, we were required to partially defease the Mega Deal Loan. Therefore, the Mega Deal Loan was bifurcated into (i) a defeased portion in the amount of $74,849 (the "Defeased Notes Payable") and (ii) an undefeased portion in the amount of $264,091, which is still referred to as the Mega Deal Loan. Both the Defeased Notes Payable and the Mega Deal Loan (i) bear interest at a fixed-rate of 7.782%, (ii) require monthly payments of principal and interest pursuant to a 30-year amortization schedule and (iii) have an anticipated maturity through an optional prepayment date on November 11, 2003. The Mega Deal Loan is now secured by the remaining 13 properties contained in the collateral pool. We used $79,257 of the gross proceeds from the sale of the Colorado Properties to purchase US Treasury Securities, which were placed into a trustee escrow (the "Trustee Escrow"). The Trustee Escrow is used to make the scheduled monthly debt service payments, including the payment of the then outstanding principal amount, together with all accrued and unpaid interest on November 11, 2003, under the Defeased Notes Payable. As of June 30, 2003, the outstanding balance of the Defeased Notes Payable was $74,280 and the balance of the Trustee Escrow was $76,671 (included in restricted cash in the Consolidated Balance Sheet). Furthermore, in connection with the partial defeasance of the Mega Deal Loan we amended the Mega Deal Loan so that (i) we are required to fund 10 monthly payments of $500 into a lender escrow to be used as additional cash collateral and (ii) release prices for the remaining 13 properties in the collateral pool were amended to provide for a more orderly refinancing of the Mega Deal Loan.

                                  Page - (14)


Debt Service Obligations

     The scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $6,910 and (ii) $41,250 of aggregate non-recourse mortgage indebtedness in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" above), and related average contractual interest rates by year of maturity as of June 30, 2003 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                   Bonds Payable
                                (including sinking                                      Defeased
                                   fund payments)            Notes Payable            Notes Payable               Total Debt
                           ---------------------------- -----------------------   -----------------------  -------------------------
                                Average                 Average                    Average                    Average
                                Interest  Principal     Interest  Principal        Interest   Principal       Interest   Principal
Years Ended December 31,         Rates    Maturities    Rates     Maturities       Rates      Maturities      Rates      Maturities
------------------------------------------------------------------------------------------------------------------------------------
2003                             6.61%    $    591        7.79%    $ 263,524        7.78%      $ 74,280        7.78%      $ 338,395
2004                             6.34%         726        7.97%        4,571                                   7.75%          5,297
2005                             6.34%         773        8.58%       11,574                                   8.44%         12,347
2006                             6.34%         820        8.83%      120,437                                   8.81%        121,257
2007                             6.34%         878        7.60%        1,002                                   7.02%          1,880
Thereafter                       6.52%      18,618        7.59%       57,995                                   7.33%         76,613
                                 ----     --------        ----     ---------        ----       --------        ----       ---------
                                 6.50%    $ 22,406        8.06%    $ 459,103        7.78%      $ 74,280        7.96%      $ 555,789
                                 ====     ========        ====     =========        ====       ========        ====       =========
====================================================================================================================================

     Such indebtedness in the amount of $481,509 had a weighted-average maturity of 2.3 years and bore contractual interest at a weighted-average rate of 7.98% per annum. At June 30, 2003, all of such indebtedness bore interest at fixed rates. Our remaining scheduled principal payments during 2003 for such indebtedness aggregated $338,395. In addition to regularly scheduled principal payments, the remaining 2003 scheduled principal payments also reflect anticipated balloon payments of (i) $260,681 for the Mega Deal Loan and (ii)
$73,882  due for the  Defeased  Notes  Payable.  Both the Mega Deal Loan and the
Defeased Notes Payable have an anticipated maturity through an optional prepayment date on November 11, 2003. All debt service due under the Defeased Notes Payable, including the balloon payment due at anticipated maturity, will be made from the Trustee Escrow. See "Going Concern" for additional information.

     Additionally, we are obligated to refinance a first mortgage loan (the "Hagerstown First Mortgage Loan") in the amount of $46,862 on Prime Outlets at Hagerstown (the "Hagerstown Center") on or before June 1, 2004. The Hagerstown First Mortgage Loan was assumed by an unconsolidated joint venture partnership (the "Prime/Estein Venture"), in which we have an indirect 30% ownership interest, in January 2002. See "Prime/Estein Venture Guarantees" contained in "Guarantees and Guarantees of Indebtedness of Others" for additional information

Defaults on Certain Non-recourse Mortgage Indebtedness of Unconsolidated Partnerships

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

     Union Labor filed for foreclosure on Phase I of the Bellport Outlet Center and a receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing and leasing Phase I of the Bellport Outlet Center. A judgment for foreclosure was entered on January 25, 2003 in the amount of $12,711. The foreclosure occurred on March 17, 2003 with Union Labor acquiring the property for $5,100. Approximately $1,100 of post-judgment interest and fees was subsequently awarded to Union Labor. We continue to negotiate the terms of a transfer of our ownership interest in Oxnard Factory Outlet to Fru-Con. We do not manage or lease Oxnard Factory Outlet.

                                  Page - (15)


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

     In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in (i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of June 30, 2003, we had no carrying value for our investment in these properties.

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

     Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,129 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures in August 31, 2003, bears interest at LIBOR plus 5.50%, and requires monthly debt service payments.

     We have not recorded any liability related to these guarantees and no claims have been made under our guarantees with respect to the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage. HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. ("Horizon") in June 1998.

Prime/Estein Venture Guarantees

     We indirectly have a 30% ownership interest in the Prime/Estein Venture, an unconsolidated joint venture partnership which owns three outlet centers (collectively, the "Prime/Estein Properties"). The Prime/Estein Properties consist of Prime Outlets at Birch Run (the "Birch Run Center"), Prime Outlets at Hagerstown (the "Hagerstown Center") and Prime Outlets at Williamsburg (the "Williamsburg Center"). Pursuant to Prime/Estein Venture-related documents to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed-rate financing at an annual rate of 7.75% (the "Interest Rate Subsidy Agreement") for the Prime/Estein Venture Properties.

                                  Page - (16)


     In August 2001, we, through affiliates, completed a refinancing of $63,000 of first mortgage loans secured by the Birch Run Center. The refinanced loan (the "Birch Run First Mortgage") (i) has a term of 10-years, (ii) bears interest at an effective rate of 8.12% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, we are required to pay to the Prime/Estein Venture the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 8.12% (the "Interest Rate Subsidy Obligation"). The net present value of the Interest Rate Subsidy Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $1,382 as of June 30, 2003.

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

     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.62% as of June 30, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. We have not recorded any liability related to our guarantee of the Hagerstown First Mortgage; however, in connection with the sale of the Hagerstown Center, we established a reserve for estimated refinancing costs in the amount of $937, which is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of June 30, 2003. See Note 3 - "Property Dispositions" for additional information.

Second Horizon First Mortgage Loan

     In April 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. ("CCP") which released Horizon from future obligations under a long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii. In connection with an amendment of the Second Horizon Group Limited Partnership ("Second Horizon") agreement (the "Amended Partnership Agreement"), Horizon transferred to an affiliate of CCP (the "CCP Affiliate") substantially all of Horizon's economic interest, but not legal title, in an outlet center (the "Lake Elsinore Center") in Lake Elsinore, California. The Lake Elsinore Center is one of five properties owned by Second Horizon which jointly and severally secure a non-recourse, first mortgage loan (the "Second Horizon Mortgage Loan"). As a result of our merger with Horizon in June 1998, we own the economic interests of the other four properties (the "Prime Properties") and legal title to all five entities. The outstanding balance of the Second Horizon Mortgage Loan as of June 30, 2003 was $94,586, of which $66,486 was allocated to the Prime Properties and is included in notes payable in our Consolidated Balance Sheet as of June 30, 2003. The remaining $28,100 outstanding as of June 30, 2003 was allocated to the Lake Elsinore Center.

                                  Page - (17)


     We, through our affiliates, assumed certain obligations under the Amended Partnership Agreement with respect to the Second Horizon Mortgage Loan in connection with our merger with Horizon in June 1998. Specifically, we are obligated to contribute sufficient capital to Second Horizon (i) for certain operating expenses associated with the Prime Properties and (ii) to satisfy the outstanding balances of the allocated loan amounts for the Prime Properties under the Second Horizon Mortgage Loan (including any associated expenses) to enable the Second Horizon Mortgage Loan to be repaid in full at its optional prepayment date of October 11, 2006. CCP Affiliate and its parent company are similarly obligated with respect to the Lake Elsinore Center. No claims have been made with respect to these obligations and we have not recorded any liability related to these obligations as of June 30, 2003.

Mandatory Redemption Obligation

     On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT PRT Bridge Acquisition LLC ("FRIT"), a third-party joint venture partner, (i) a 13% return on its initial $17,236 of invested capital and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") by December 31, 2003. As of June 30, 2003, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $14,888 (included in accounts payable and other liabilities in the Consolidated Balance Sheet). See "Going Concern" for additional information.

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

     During 2003, our Mega Deal Loan is anticipated to mature with an optional prepayment date on November 11, 2003. The Mega Deal Loan, which is secured by a 13 property collateral pool, had an outstanding principal balance of $262,083 as of June 30, 2003 and will require a balloon payment of $260,681 at the anticipated maturity. If the Mega Deal Loan is not satisfied at the optional prepayment date, its interest rate will increase by 5.0% to 12.782% and all excess cash flow from the 13 property collateral pool will be retained by the lender and applied to principal after payment of interest. As discussed below, certain restrictions have been placed upon us with respect to refinancing the Mega Deal Loan in the short term. If the Mega Deal Loan is not refinanced, the loss of cash flow from the 13 property collateral pool would eventually have severe consequences on our ability to fund our operations.

     Based on our discussions with various prospective lenders, we believe a potential shortfall will likely occur with respect to refinancing the Mega Deal Loan as we do not currently intend to refinance all of the 13 assets. Nevertheless, we believe this shortfall can be alleviated through potential asset sales and/or other capital raising activities, including the placement of mezzanine level debt and mortgage debt on at least one of the assets we do not currently plan on refinancing. We caution that our assumptions are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion and which may adversely impact our ability to consummate various asset sales or other capital raising activities.

                                  Page - (18)


     On July 8, 2003 an affiliate of The Lightstone Group, LLC ("Lightstone") and us entered into a merger agreement (the "Merger Agreement"). (See Note 10 - "Merger Agreement" for additional information.) In connection with the execution of the Merger Agreement, certain restrictions were placed on us with respect to the refinancing of the Mega Deal Loan. Specifically, we are restricted from negotiating or discussing the refinancing of the properties securing the Mega Deal Loan with any lenders until September 15, 2003, at which time we are only able to enter into refinancing discussions with certain enumerated lenders. After November 11, 2003, we may seek refinancing from other lenders. In addition, we are precluded from closing any loans relating to the Mega Deal Loan until November 11, 2003. This November 11, 2003 date may be extended until January 11, 2004, at the election of Lightstone, if Lightstone elects prior to September 15, 2003 to (i) pay (A) one-half of the additional interest incurred by us between November 11, 2003 and December 31, 2003, and (B) all of the additional interest incurred by us between January 1, 2004 and January 11, 2004, if so extended, in respect of the Mega Deal Loan and (ii) loan us any shortfall in cash flow that results from the excess cash flow restrictions (all excess cash flow from the 13 property collateral pool will be retained by the lender and applied to principal after payment of interest) under the Mega Deal Loan that become effective on November 11, 2003 and thereafter until the Mega Deal Loan is paid in full.

     In addition to the restrictions with respect to the refinancing of the Mega Deal Loan discussed above, pursuant to the terms of the Merger Agreement, we have also agreed to certain conditions pending the closing of the proposed transaction. These conditions provide for certain restrictions with respect to our operating and refinancing activities (see Note 10 - "Merger Agreement" for additional information). These restrictions could adversely affect our liquidity in addition to our ability to refinance the Mega Deal Loan in a timely and orderly fashion.

     If the Merger Agreement is terminated under certain circumstances, we would be required to make payments to Lightstone ranging from $3,500 to $6,000 which could adversely affect our liquidity. See Note 10 - "Merger Agreement" for additional information.

     In connection with the completion of the sale of the Bridge Properties in July 2002, we guaranteed to FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of the Mandatory Redemption Obligation by December 31, 2003. As of June 30, 2003, the Mandatory Redemption Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $14,888.

     We continue to seek to generate additional liquidity to repay the Mandatory Redemption Obligation through (i) the sale of FRIT's ownership interest in the Bridge Properties and/or (ii) the placement of additional indebtedness on the Bridge Properties. There can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 property collateral pool under the aforementioned Mega Deal Loan. Because the Mandatory Redemption Obligation is secured by some of our partnership interests in the 13 property collateral pool under the Mega Deal Loan, we may be required to repay the Mandatory Redemption Obligation before, or in connection with, the refinancing of the Mega Deal Loan. Additionally, any change in control with respect to us accelerates the Mandatory Redemption Obligation.

                                  Page - (19)


     In connection with the execution of the Merger Agreement, Lightstone has agreed to provide sufficient financing, if necessary, to repay the Mandatory Redemption Obligation in full at its maturity. The new financing would be at substantially similar economic terms and conditions as those currently in place for the Mandatory Redemption Obligation and would have a one-year term. See Note 10 - "Merger Agreement" for additional information.

     As previously discussed, we currently have a Forbearance Agreement in place with respect to our Chattanooga Bonds in the amount of $17,920. However, based on our current projections, we believe we will not be compliance with certain quarterly tested financial covenants when they become effective on June 30, 2004 which would enable the Bondholders to elect to put the Chattanooga Bonds to us at their par amount plus accrued interest. We continue to explore opportunities to (i) obtain alternative financing from other financial institutions, (ii) sell the properties securing the Chattanooga Bonds and (iii) explore other possible capital transactions in order to generate cash to repay the Chattanooga Bonds. There can be no assurance that we will be able to complete any such activity sufficient to repay the amount outstanding under the Chattanooga Bonds in the event the Bondholders are able and elect to exercise their put rights.

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

     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. On August 15, 2003 we will be in arrears on 15 quarters of preferred stock distributions due February 15, 2000 through August 15, 2003, respectively.

     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of June 30, 2003, unpaid dividends for the period beginning on November 16, 1999 through June 30, 2003 on our Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock") aggregated $21,886 and $60,301, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2003 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

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

                                  Page - (20)


     Certain tenants in our and our affiliates' outlet centers have made or may make allegations concerning overcharging for common area maintenance ("CAM") and promotion fund charges because of varying clauses in their leases pursuant to which they claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims if asserted and found meritorious, could have a material affect on our financial condition.
Determination of whether liability would exist to us would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively. To date such issues have been raised and resolved with Dinnerware Plus Holdings, Inc. ("Mikasa"), Melru Corporation, Designs, Inc. and Brown Group Retail, Inc., all of which at one time or another were in litigation, or threatened litigation with us. Additionally, on April 9, 2003, Gap Inc. notified us that it believes it is entitled to a refund of certain pass-through charges as a result of certain clauses in its leases.

     In the second quarter of 2002, we recorded a non-recurring charge to establish a reserve in the amount of $3,000 for resolution of these matters, in addition to the Mikasa matter referred to above. This reserve was estimated in accordance with our established policies and procedures concerning loss contingencies for additional information). The balance of the unused reserve (which is included in the accounts payable and other liabilities in the Consolidated Balance Sheet) is $2,240 as of June 30, 2003. Based on presently available information, we believe it is probable the remaining reserve will be utilized over the next several years in resolving claims relating to the pass-through and promotional fund provisions contained in our leases, inclusive of amounts that may be owed, if any, to the Gap Inc. We caution, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate. No other such tenant, however, has filed a suit or indicated to us that it intends to file a suit. Nevertheless, it is too early to make any predictions as to whether we or our affiliates may be found liable with respect to other tenants, or to predict damages should liability be found.

     Our affiliates routinely file lawsuits to collect past rent due from, and to evict, tenants which have defaulted under their leases. There are currently dozens of such actions pending. In addition to defending against our affiliates' claims and eviction actions, some tenants file counterclaims against our affiliates. A tenant who files such a counterclaim typically claims that our affiliate which owns the outlet center in question defaulted under the tenant's lease, overcharged the tenant for CAM and promotion fund charges, made misrepresentations during the leasing process, or failed to maintain or market the outlet center in question as required by the lease. One such case involves a collections and eviction action in Puerto Rico captioned Outlet Village of Puerto Rico Limited Partnership, S.E. v. WEPA, Inc., and another, for instance, involves a collection case in San Marcos, Texas, captioned, San Marcos Factory Stores, Ltd. v. SM Collectibles, Inc. d/b/a Country Clutter. Usually such counterclaims are without merit. In response to such counterclaims our affiliates usually continue to pursue their collection or eviction actions and defend against the counterclaims. Despite the fact that we and our affiliates believe such counterclaims are without merit and defend against them vigorously, the outcome of all such counterclaims, and, thus, the liability, if any, of us and our affiliates, cannot be predicted at this time.

                                  Page - (21)


     Several entities (the "eOutlets Plaintiffs") filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against us and our affiliates arising out of our on-line venture, primeoutlets.com. inc., also known as eOutlets, an affiliate of ours. primeoutelts.com, inc. filed for protection under Chapter 7 of the United States Bankruptcy Code in November of 2000 under the name E-Outlets Resolution Corp. (the "Debtor"). The eOutlets Plaintiffs sought to hold us and our affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., including the theories that we guaranteed the obligations of eOutlets and that we were the "alter-ego" of eOutlets. Other than the suit filed on November 5, 2002 and discussed below, these eOutlets Lawsuits against us have been resolved or are now barred by the applicable statute of limitations or otherwise. On November 5, 2002, the bankruptcy trustee for the Debtor brought suit against Prime Retail, L.P., Prime Retail, Inc., and Prime Retail E-Commerce, Inc. (the "Entity Defendants") and certain former directors of the Debtor (the "Individual Defendants"). The Trustee has asserted claims of alter ego, promissory estoppel, breach of contract, breach of fiduciary duty, tortious interference with prospective business advantage, unjust enrichment and quantum meruit against the Entity Defendants and breach of fiduciary duty and gross negligence against the individual defendants. We have tendered the suit, both as to the Entity Defendants and Individual Defendants, to the Directors' and Officers' insurance carrier. Motions to dismiss the suit have been filed by all Defendants. All Defendants believe the suit is without merit and plan on defending it vigorously. Nevertheless, the outcome of this lawsuit, and the ultimate liability of us, if any, cannot be predicted at this time.

     In May 2001, we, through affiliates, filed suit against Fru-Con Construction, Inc. ("FCC"), the lender on Prime Outlets at New River ("New River") as a result of FCC's foreclosure of New River upon the maturation of the loan. We and our affiliates allege that they have been damaged because of FCC's failure to dispose of the collateral in a commercially reasonable manner and as a result of a violation of federal trademark laws. We, through affiliates, have also filed suit against The Fru-Con Projects, Inc. ("Fru-Con"), a partner in Arizona Factory Shops Partnership and an affiliate of FCC. We and our affiliates allege that Fru-Con failed to use reasonable efforts to assist in obtaining refinancing. Fru-Con has claims pending against us and our affiliates, as part of the same suit, alleging that we and our affiliates breached our contract with Fru-Con by not allowing Fru-Con to participate in an outlet project in Sedona, Arizona (the "Sedona Project") and breached a management and leasing agreement by simultaneously managing and leasing the Sedona Project. We believe our affiliates and us acted property and FCC did not act properly. We and our affiliates will vigorously defend the claims filed against them and prosecute the claims they filed. Nevertheless, the ultimate outcome of the suit, including the liability, if any, of us and our affiliates, cannot be predicted at this time.

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

     As of June 30, 2003 our  interests in joint venture  partnerships  included
(i) three outlet centers owned by the Prime/Estein Venture and (ii) five properties owned by the PFP Venture. The Prime/Estein Venture owns the Birch Run Center, the Williamsburg Center and the Hagerstown Center which contain an aggregate 1,485,000 square feet of GLA. The PFP Venture owns the Bridge Properties (Prime Outlets at Anderson, Prime Outlets at Calhoun, Prime Outlets at Gaffney, Prime Outlets at Lee and Prime Outlets at Lodi) which contain an aggregate 1,261,000 square feet of GLA.

                                  Page - (22)


     Our equity in earnings (loss) of unconsolidated joint venture partnerships was $626 and $1,752 during the three and six months ended June 30, 2003, respectively, and $(267) and $(114) during the three and six months ended June 30, 2002, respectively. Our equity in earnings (loss) of unconsolidated joint venture partnerships is included in interest and other income in the Consolidated Statements of Operations.

     The following summarizes unaudited condensed financial information for our investment in unconsolidated joint venture partnerships:

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                      Six Months Ended
                                                                        June 30,                                June 30,
                                                            -------------------------------       ----------------------------------
                                                                 2003                2002                2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                               $ 13,682             $ 9,059            $ 29,192            $ 17,808
Total expenses                                                 11,693               8,640              25,618              17,404
                                                             --------             -------            --------            --------
  Net income (loss)                                          $  1,989             $   419            $  3,574            $    404
                                                             ========             =======            ========            ========
====================================================================================================================================

Note 8 - Stock-Based Compensation

     In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." FAS No. 148 provides transition methods for entities that elect to adopt the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of comparable information regarding our method of accounting for stock-based employee compensation for all interim periods. We account for our stock-based employee compensation, which is in the form of common share option grants, under the intrinsic method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation expense is to be recognized for the common share option grants when the exercise price of the options equals or exceeds the market price of the underlying shares at the date of grant. Under our stock incentive plans, the exercise price for all stock options granted have been no less than the fair market value of our common stock on the date of grant. Accordingly, we have not recorded any compensation expense.

     Pro-forma information regarding net income and earnings per share is required by FAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if we had accounted for our stock compensation under the fair value method of that statement. Under the fair value method of FAS No. 123, we would have recognized additional compensation expense of $2 and $4 for the three and six months ended June 30, 2003, respectively, and $13 and $26 for the three and six months ended June 30, 2002, respectively. However, the additional compensation that would have been recognized under FAS No. 123 would not have had an impact on our reported earnings per share amounts for the three and six months ended June 30, 2003 and 2002.


Note 9 - Special Charges

Provision for Asset Impairment

     During the second quarter of 2003, certain events and circumstances related to two of our properties occurred, including further reduced occupancy and limited leasing success, that indicated these properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $6,590 representing the write-down of these properties to their estimated fair values in accordance with the requirements of FAS No. 144, "Accounting for Impairment of Disposal of Long-lived Assets."

                                  Page - (23)


Non-recurring Other Charges

     During the second quarter of 2002, we recorded a non-recurring charge in the amount of $3,000 to establish a reserve for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges. We had previously recorded a non-recurring charge in the amount of $2,000 to establish a reserve for similar matters during the fourth quarter of 2001. To date, we have entered into settlement agreements which provided for payments aggregating $2,760, of which $2,607 was paid in 2002 and $153 was paid in January 2003. The remaining reserve of $2,240 is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of June 30, 2003. See Note 6 - "Legal Proceedings" for additional information.

     These reserves were estimated in accordance with our established policies and procedures with respect to loss contingencies and are based on our current assessment of the likelihood of any adverse judgments or outcomes to these matters. Based on presently available information, we believe it is probable the remaining reserve will be utilized over the next several years in connection with the resolution of further claims relating to the pass-through and promotional fund provisions contained in our leases. We caution, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from our estimate.

Note 10 - Merger Agreement

     In June 2002, we selected Houlihan Lokey Howard & Zukin Capital to assist us in exploring recapitalization, restructuring, financing and other strategic alternatives designed to strengthen our financial position and address our long-term capital requirements. Costs incurred related to such activities are reflected in corporate general and administrative expense in the accompanying Consolidated Statements of Operations.

     On July 8, 2003, Lightstone and us jointly announced that an affiliate of Lightstone had agreed to acquire the Company (the "Transaction"). The Transaction will be effected in accordance with the terms of the Merger Agreement between Prime Outlets Acquisition Company, LLC (the "Buyer"), a Delaware limited liability company which is an affiliate of Lightstone, and us, which provides for us to be merged with and into the Buyer. Consummation of the Transaction is subject to a number of conditions including the approval of the Transaction and the Merger Agreement by the holders of at least 66 2/3% of both our Series A Senior Preferred Stock and Series B Convertible Preferred Stock, each voting separately as a class, and the approval of a majority of our common shareholders voting to both amend our charter and approve the Transaction and the Merger Agreement, as well as other customary approvals.

     The Transaction, which will result in aggregate consideration of $115,000 payable to the our shareholders and unit holders, has a total value of approximately $638,000, including approximately $523,000 of debt expected to be assumed by the Buyer. Under the terms of the Merger Agreement, each holder of our Series A Senior Preferred Stock will receive cash in the amount of $16.25 per share, each holder of our Series B Convertible Preferred Stock will receive cash in the amount of $8.66 per share, and each holder of our common stock will receive cash in the amount of $0.18 per share.

     Pursuant to the terms of the Merger Agreement, the Buyer and us have agreed to certain conditions pending the closing of the Transaction. These conditions provide for certain restrictions with respect to our operating and refinancing activities, including our refinancing of the Mega Deal Loan (see Note 4 - "Debt" for additional information).

                                  Page - (24)


     Our board of directors, as well as a special committee comprised of disinterested members of the board of directors (the "Special Committee"), have approved the Transaction and the Merger Agreement and recommended that the shareholders vote in favor of the resolutions to be proposed at a special meeting of our shareholders. Because our charter does not address the allocation of consideration among our various classes of capital stock in the Transaction, such allocation was determined by the Special Committee and approved by the board of directors. Houlihan Lokey Howard & Zukin Capital acted as financial advisor to the special committee and Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an affiliate of Houlihan Lokey Howard & Zukin Capital, has provided an opinion to the Special Committee and our board of directors that the consideration to be received by each of the classes of our stock, considered independently, is fair to such respective classes, from a financial point of view.

     The Transaction is expected to be completed during the fourth quarter of 2003. Formal documentation relating to the Transaction and the Merger Agreement will be sent to our shareholders and limited partners. This documentation will include notices of the special meeting and details of the Transaction and the Merger Agreement and related matters.

     Concurrent with the consummation of the Transaction, the agreement of limited partnership of the Operating Partnership will be amended and restated (the "Amended Partnership Agreement") pursuant to which holders of common units in the Operating Partnership (other than common units held by us) will have the opportunity to exchange all, but not less than all, of their units for a like number of preferred units in the Operating Partnership ("Preferred Unit"). Each holder of Preferred Units will be entitled to require the Operating Partnership to redeem all of such holder's Preferred Units for an amount per unit equal to $0.18 (the consideration paid for a share of common stock of the Company in the Transaction) plus accrued and unpaid distributions at the rate of 6% per annum. In addition, the Amended Partnership Agreement contains certain tax related provisions that, subject to certain exceptions, will benefit holders of Preferred Units for a period of seven years including restrictions on the sale of properties and requirements to allocate debt in a certain manner.

     We have agreed to pay the Buyer a termination fee of $4,500, plus expenses of up to $1,500, if the Transaction is not completed under certain circumstances, including our election to pursue an alternative transaction. In certain other circumstances in which the Transaction has not been completed, including the failure to obtain the shareholder approval of the Transaction, a termination fee will not be payable but we have agreed to reimburse the Buyer for its expenses up to $3,500. As collateral for these obligations, we also entered into an agreement with Lightstone providing for the assignment of our rights to, and interest in, an escrow of $2,800 which was established in connection with our sale of Prime Outlets of Puerto Rico in December 2002 to an affiliate of Lightstone.

     On July 16, 2003, we announced that two shareholders (the "Series A Parties") that collectively own approximately 32% of the outstanding shares of Series A Senior Preferred Stock have objected to the allocation of the consideration under the Merger Agreement in separate communications to us.

     In connection with the Transaction and the events described above, we have proposed to facilitate limited discussions among certain of our preferred shareholders to obtain their views with respect to the Transaction and the proposed allocation of the merger consideration. In order to facilitate such discussions, we are providing certain of our preferred shareholders (including the Series A Parties) with certain information regarding the Transaction. (We filed a Current Report on Form 8-K containing this information under Regulation FD Disclosure with the Securities and Exchange Commission on August 5, 2003.) There can be no assurances as to the timing, nature or outcome of these discussions, which may include other shareholders of ours. Although under the terms of the Merger Agreement, we have the right to modify, at our discretion, the allocation of consideration among the various classes of stock until the mailing of definitive proxy materials, any such modification would be subject to approval of the Special Committee established in connection with the Transaction and our board of directors.

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

     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our operations are substantially conducted through the Operating Partnership. As of June 30, 2003, we had an 80% general partnership interest in the Operating Partnership with full and complete control over its management, not subject to removal by the limited partners. We are dependent upon the distributions or other payments from the Operating Partnership to meet our financial obligations. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

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

                                  Page - (26)


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

                                  Page - (27)


Outlet Center Portfolio

Portfolio GLA and Occupancy

     Our outlet center portfolio size reflects (i) our past development (both new outlet centers and expansions to outlet centers) and acquisition activities and (ii) our more recent disposition activities. Our outlet portfolio (including properties owned through joint venture partnerships) consisted of 36 properties totaling 10,226,000 square feet of gross leasable area ("GLA") at June 30, 2003 compared to 42 properties totaling 11,893,000 square feet of GLA at June 30, 2002. The change in our outlet center GLA is because of certain property dispositions, which are discussed below. Our outlet center portfolio was 84.8% and 86.8% occupied as of June 30, 2003 and 2002, respectively. The weighted-average occupancy of our outlet center portfolio (excluding those properties disposed of whose results are included in discontinued operations) during the three months ended June 30, 2003 and 2002 was 83.6% and 86.4%, respectively. The weighted-average occupancy of our outlet center portfolio
(excluding those properties disposed of whose results are included in discontinued operations) during the six months ended June 30, 2003 and 2002 was 84.7% and 86.7%, respectively.

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

     The seven centers sold into joint venture arrangements consisted of two separate transactions involving (i) Prime Outlets at Hagerstown (the "Hagerstown Center"), which was sold to an existing joint venture partnership (the "Prime/Estein Venture"), and (ii) six outlet centers (collectively, the Bridge Properties"), which were sold to PFP Venture LLC (the "PFP Venture"), a joint venture partnership in which we indirectly had a initial ownership interest of 18.2%. Such properties are collectively referred to as the "2002 Joint Venture Properties". Commencing on the date of disposition, we account for our ownership interest in the 2002 Joint Venture Properties in accordance with the equity method of accounting. The operating results of the 2002 Joint Venture Properties are reflected in our results from continuing operations for all periods presented through their respective dates of disposition. Their operating results have not been classified to discontinued operations because we have a significant continuing involvement in these properties. Additionally, we sold Phases II and III of the Bellport Outlet Center (the "Bellport Outlet Center"). We accounted for our ownership interest in the Bellport Outlet Center in accordance with the equity method of accounting through its date of disposition.

     The operating results of the remaining disposed properties through their respective dates of disposition have been classified as discontinued operations in the accompanying Consolidated Statements of Operations.

     On March 31, 2003, the PFP Venture completed the sale of Prime Outlets at Latham (the "Latham Center") consisting of 43,000 square feet of GLA. The Latham Center was one of the Bridge Properties. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements.

                                  Page - (28)


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

     The table set forth below summarizes certain information with respect to our outlet centers as of June 30, 2003 (see Note 4 - "Debt" of the Notes to Consolidated Financial Statements contained herein for additional information with respect to indebtedness on our Properties):

------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Grand             GLA            Occupancy
Outlet Centers                                                                Opening Date         (Sq. Ft.)         Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Fremont-- Fremont, Indiana                                   October 1985           229,000                88%

Prime Outlets at Birch Run (2)-- Birch Run, Michigan                        September 1986           724,000                91

Prime Outlets at Williamsburg (2)-- Williamsburg, Virginia                      April 1988           274,000                96

Prime Outlets at Pleasant Prairie-- Kenosha, Wisconsin                      September 1988           269,000                96

Prime Outlets at Burlington-- Burlington, Washington                              May 1989           174,000                87

Prime Outlets at Queenstown-- Queenstown, Maryland                               June 1989           221,000               100

Prime Outlets at Hillsboro-- Hillsboro, Texas                                 October 1989           359,000                87

Prime Outlets at Oshkosh-- Oshkosh, Wisconsin                                November 1989           260,000                90

Prime Outlets at Warehouse Row (4)-- Chattanooga, Tennessee                  November 1989            95,000                76

Prime Outlets at Perryville-- Perryville, Maryland                               June 1990           148,000                95

Prime Outlets at Sedona-- (5) Sedona, Arizona                                  August 1990            82,000                89

Prime Outlets at San Marcos-- San Marcos, Texas                                August 1990           549,000                58

Prime Outlets at Anderson-- (3) Anderson, California                           August 1990           165,000                91

Prime Outlets at Post Falls-- (5) Post Falls, Idaho                              July 1991           179,000                64

Prime Outlets at Ellenton-- Ellenton, Florida                                 October 1991           481,000                97

Prime Outlets at Morrisville-- Raleigh - Durham, North Carolina               October 1991           187,000                78

Prime Outlets at Naples-- Naples/Marco Island, Florida                       December 1991           146,000                86

Prime Outlets at Niagara Falls USA-- Niagara Falls, New York                     July 1992           534,000                86

Prime Outlets at Woodbury-- (6) Woodbury, Minnesota                              July 1992           250,000                50

Prime Outlets at Calhoun-- (3) Calhoun, Georgia                               October 1992           254,000                82

Prime Outlets at Bend-- (5) Bend, Oregon                                     December 1992           132,000                95


                                  Page - (29)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Grand             GLA            Occupancy
Outlet Centers                                                                Opening Date         (Sq. Ft.)         Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------
Prime Outlets at Jeffersonville I-- Jeffersonville, Ohio                         July 1993           407,000                92%

Prime Outlets at Gainesville-- Gainesville, Texas                              August 1993           316,000                67

Prime Outlets at Grove City-- Grove City, Pennsylvania                         August 1994           533,000                99

Prime Outlets at Huntley-- Huntley, Illinois                                   August 1994           282,000                68

Prime Outlets at Florida City-- Florida City, Florida                       September 1994           208,000                68

Prime Outlets at Pismo Beach-- Pismo Beach, California                       November 1994           148,000                98

Prime Outlets at Tracy-- Tracy, California                                   November 1994           153,000                87

Prime Outlets at Odessa-- Odessa, Missouri                                       July 1995           296,000                69

Prime Outlets at Darien (7)-- Darien, Georgia                                    July 1995           307,000                58

Prime Outlets at Gulfport (8)-- Gulfport, Mississippi                        November 1995           306,000                89

Prime Outlets at Lodi--  (3)Burbank, Ohio                                    November 1996           313,000                87

Prime Outlets at Gaffney (3) (7)--  Gaffney, South Carolina                  November 1996           305,000                91

Prime Outlets at Lee-- (3) Lee, Massachusetts                                    June 1997           224,000                94

Prime Outlets at Lebanon--  Lebanon, Tennessee                                  April 1998           229,000                89

Prime Outlets at Hagerstown (2)--  Hagerstown, Maryland                        August 1998           487,000                81
                                                                                                  ----------               ---
Total Outlet Centers (9)                                                                          10,226,000                85%
                                                                                                  ==========               ===
====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of June 30, 2003 as a percent of available square feet of GLA.
(2) Through affiliates, we have a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) Through affiliates, we have an ownership interest of approximately 25.2% in the joint venture partnership that owns this outlet center as of June 30, 2003.
(4) We own a 2% partnership interest as the sole general partner in this property, but are entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development also includes approximately 154,000 square feet of office space, not included in this table, which was 95% occupied as of June 30, 2003.
(5) Non-recourse mortgage loans cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona are currently in default and we are in the process of negotiating a transfer of our ownership interests in these outlet centers to the lender. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.
(6) Non-recourse mortgage loans on Prime Outlets at Vero Beach and Prime Outlets at Woodbury were cross-collateralized. The lender foreclosed on Prime Outlets at Vero Beach on September 9, 2002 and Prime Outlets at Woodbury on July 24, 2003. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.
(7) We operate this outlet center pursuant to a long-term ground lease under which we receive the economic benefit of a 100% ownership interest.
(8) The real property on which this outlet center is located is subject to a long-term ground lease.
(9) Excludes Oxnard Factory Outlet. Through an affiliate, we have a 50% legal ownership interest in the joint venture partnership that owns this outlet center. However, we are currently receiving no economic benefit from the Oxnard Factory Outlet.

                                  Page - (30)


Results of Operations

Table 1 - Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended        2003 vs. 2002       Six Months Ended       2003 vs. 2002
                                                     June 30,        --------------------        June 30,         ----------------
                                           ------------------------      %          %      ---------------------     %          %
                                               2003         2002      Change     Change     2003        2002      Change     Change
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                   $ 18,535    $ 22,867    $(4,332)   -18.9%    $ 37,528    $ 47,176    $(9,648)   -20.5%
Percentage rents                                  473         436         37      8.5%       1,450       1,756       (306)   -17.4%
Tenant reimbursements                          11,816      12,723       (907)    -7.1%      22,774      25,557     (2,783)   -10.9%
Interest and other                              3,705       2,273      1,432     63.0%       7,717       5,133      2,584     50.3%
                                             --------    --------    -------    ------    --------    --------    -------    ------
  Total revenues                               34,529      38,299     (3,770)    -9.8%      69,469      79,622    (10,153)   -12.8%

Expenses
Property operating                              9,751      10,957     (1,206)   -11.0%      19,706      21,168     (1,462)    -6.9%
Real estate taxes                               3,086       3,627       (541)   -14.9%       6,070       7,293     (1,223)   -16.8%
Depreciation and amortization                   7,281       9,214     (1,933)   -21.0%      14,561      19,422     (4,861)   -25.0%
Corporate general and administrative            3,528       2,877        651     22.6%       7,994       6,296      1,698     27.0%
Interest                                       11,944      16,996     (5,052)   -29.7%      23,800      34,725    (10,925)   -31.5%
Other charges                                     853       4,266     (3,413)   -80.0%       1,541       6,738     (5,197)   -77.1%
Provision for asset impairment                  6,590           -      6,590       n/m       6,590           -      6,590       n/m
                                             --------    --------    -------    ------    --------    --------    -------    ------
  Total expenses                               43,033      47,937     (4,904)   -10.2%      80,262      95,642    (15,380)   -16.1%
                                             --------    --------    -------    ------    --------    --------    -------    ------
Loss before gain (loss) on
  sale of real estate                          (8,504)     (9,638)     1,134    -11.8%     (10,793)    (16,020)     5,227    -32.6%
Gain (loss) on sale of real estate, net             -     (10,991)    10,991       n/m           -       5,802     (5,802)      n/m
                                             --------    --------    -------    ------    --------    --------    -------    ------
Loss from continuing operations                (8,504)    (20,629)    12,125    -58.8%     (10,793)    (10,218)      (575)     5.6%
Discontinued operations,
  including gain (loss) of
  $2,121 and $(7,502) on
  dispositions in 2002,
  periods, respectively                             -      (9,557)     9,557       n/m           -     (18,287)    18,287       n/m
                                             --------    --------    -------    ------    --------    --------    -------    ------
Net loss                                       (8,504)    (30,186)    21,682    -71.8%     (10,793)    (28,505)    17,712    -62.1%
Allocations to preferred shareholders          (5,668)     (5,668)         -      0.0%     (11,336)    (11,336)         -      0.0%
                                             --------    --------    -------    ------    --------    --------    -------    ------
Net loss applicable to common shares         $(14,172)   $(35,854)   $21,682    -60.5%    $(22,129)   $(39,841)   $17,712    -44.5%
                                             ========    ========    =======    ======    ========    ========    =======    ======

Basic and diluted earnings per
  common share:
Loss from continuing operations              $  (0.33)   $  (0.60)                        $  (0.51)   $  (0.49)
Discontinued operations                             -       (0.22)                               -       (0.42)
                                             --------    --------                         --------    --------
  Net loss                                   $  (0.33)   $  (0.82)                        $  (0.51)   $  (0.91)
                                             ========    ========                         ========    ========

Weighted-average common shares
  outstanding - basic and diluted              43,578      43,578                           43,578      43,578
                                             ========    ========                         ========    ========
====================================================================================================================================

                                  Page - (31)


Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

Summary

     We reported losses from continuing operations of $8,504 and $20,629 for the three months ended June 30, 2003 and 2002, respectively. For the three months ended June 30, 2003, the net loss applicable to our common shareholders was $14,172, or $0.33 per common share. For the three months ended June 30, 2002, the net loss applicable to our common shareholders was $35,854, or $0.82 per common share.

     During the three months ended June 30, 2002, we reported a loss from discontinued operations of $9,557, or $0.22 per common share. This loss from discontinued operations included a (i) gain related to dispositions of $2,221 and (ii) a provision for asset impairment of $12,200.

     The 2003 results from continuing operations include a second quarter provision for asset impairment of $6,590, or $0.15 per common share. The 2002 results from continuing operations include (i) a net loss on the sale of real estate of $10,991, or $0.25 per common share and (ii) a second quarter non-recurring charge (included in other charges) of $3,000, or $0.07 per common share, related to pending and potential tenant claims with respect to certain lease provisions.

Revenues

     Total revenues were $34,529 for the three months ended June 30, 2003 compared to $38,299 for the same period in 2002, a decrease of $3,770, or 9.8%. Base rents decreased $4,332, or 18.9%, to $18,535 in 2003 compared to $22,867 in 2002. These decreases are primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and (iiii) the reduction in outlet center occupancy during the 2003 period. Straight-line rent expense, included in base rent was $230 and $20 for the three months ended June 30, 2003 and 2002, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, increased $37 or 8.5%, to $473 during the three months ended June 30, 2003 compared to $436 for the same period in 2002. This increase was primarily due to (i) changes in economic rental rates partially offset by (ii) transactions involving the 2002 Joint Venture Properties.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $907, or 7.1%, to $11,816 during the three months ended June 30, 2003 compared to $12,723 for the same period in 2002. This decline is primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and (iii) the reduced aggregate outlet center weighted-average occupancy during the 2003 period.

     As shown in TABLE 2, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 92.0% during the three months ended June 30, 2003 compared to 87.2% for the same period in 2002. The increase in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes reflects the aforementioned changes in economic rental rates and weighted-average occupancy.

                                  Page - (32)


Table 2 - Tenant Recoveries as a Percentage of Total Recoverable Expenses

--------------------------------------------------------------------------------
Three Months Ended June 30,                         2003                 2002
--------------------------------------------------------------------------------
Tenant reimbursements                           $ 11,816               $ 12,723
                                                ========               =========

Recoverable Expenses:
Property operating                              $  9,751               $ 10,957
Real estate taxes                                  3,086                  3,627
                                                --------               --------
  Total recoverable expenses                    $ 12,837               $ 14,584
                                                ========               ========

Tenant reimbursements as a percentage
  of total recoverable expenses                    92.0%                  87.2%
                                                ========               ========
================================================================================

     Interest and other income increased by $1,432, or 63.0%, to $3,705 during the three months ended June 30, 2003 compared to $2,273 for the same period in 2002. The increase was primarily attributable to (i) higher equity in earnings of unconsolidated joint ventures of $893, (ii) increased leasing commissions income of $384 and (iii) an increase in all other income of $155. The increase in equity in earnings of unconsolidated joint ventures is primarily associated with the transactions involving the 2002 Joint Venture Properties.

Expenses

     Property operating expenses decreased by $1,206, or 11.0%, to $9,751 during the three months ended June 30, 2003 compared to $10,957 for the same period in 2002. Real estate taxes expense decreased by $541, or 14.9%, to $3,086 during the three months ended June 30, 2003 compared to $3,627 for the same period in 2002. The decrease in property operating expenses is primarily because of the transactions involving the 2002 Joint Venture Properties partially offset by higher insurance and marketing costs during the 2003 period. The decrease in real estate taxes expense is primarily because of the transactions involving the 2002 Joint Venture Properties.

     As shown in TABLE 3, depreciation and amortization expense decreased by $1,933 or 21.0%, to $7,281 during the three months ended June 30, 2003 compared to $9,214 for the same period in 2002. This decrease was primarily attributable to the depreciation and amortization of assets associated with the transactions involving the 2002 Joint Venture Properties.

Table 3  - Components of Depreciation and Amortization Expense

        The components of depreciation and amortization expense for the three months ended June 30, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------
Three Months Ended June 30,                      2003                    2002
--------------------------------------------------------------------------------
Building and improvements                     $ 3,423                 $ 4,106
Land improvements                                 938                   1,094
Tenant improvements                             2,057                   3,359
Furniture and fixtures                            807                     619
Leasing commissions                                56                      36
                                              -------                 -------
  Total                                       $ 7,281                 $ 9,214
                                              =======                 =======
================================================================================

                                  Page - (33)


     As shown in TABLE 4, interest expense decreased by $5,052, or 29.7%, to $11,944 during the three months ended June 30, 2003 compared to $16,996 for the same period in 2002. This decrease reflects (i) lower interest incurred of $5,652, (ii) a decrease in amortization of deferred financing costs of $882 and
(iii) higher amortization of debt premiums of $24. Partially offsetting these items was interest expense of $1,506 associated with certain mortgage debt that was defeased in December 2002. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

     The decrease in interest incurred is primarily attributable to (i) a reduction of approximately $171,826 in our weighted-average debt outstanding, excluding debt premiums, during the three months ended June 30, 2003 compared to the same period in 2002 and (ii) a decrease in the weighted-average contractual interest rate on our debt for the three months ended June 30, 2003 compared to the same period in 2002. The decrease in weighted-average debt outstanding was primarily attributable to asset dispositions. The weighted-average contractual interest rates for the 2003 and 2002 periods were approximately 8.11% and 9.34%, respectively.

Table 4 - Components of Interest Expense

     The components of interest expense for the three months ended June 30, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------
Three Months Ended June 30,                       2003                   2002
--------------------------------------------------------------------------------
Interest incurred                               $ 10,546              $ 16,198
Amortization of deferred financing costs             418                 1,300
Amortization of debt premiums                       (526)                 (502)
Interest expense - defeased debt                   1,506                     -
                                                --------              --------
  Total                                         $ 11,944              $ 16,996
                                                ========              ========
================================================================================

     Other charges were $853 and $4,266 for the three months ended June 30, 2003 and 2002, respectively, which includes a non-recurring charge of $3,000 in the 2002 period. Excluding the effect of this non-recurring charge, which is discussed below, other charges decreased by $413, or 32.6%, to $853 for the three months ended June 30, 2003 compared to $1,266 for the same period in 2002. This decrease was attributable to (i) lower bad debt expense of $209 and (ii) a decrease in all other expenses of $204.

     During the second quarter of 2002, we recorded a non-recurring charge (included in other charges) of $3,000 to establish a reserve for pending an potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges. See "Liquidity and Capital Resources" for additional information.

     During the second quarter of 2003, certain events and circumstances related to two of our properties occurred, including (i) changes to the anticipated holding periods and (ii) further reduced occupancy and limited leasing success, that indicated these properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $6,590 representing the write-down of these properties to their estimated fair values in accordance with the requirements of Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                  Page - (34)


Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

Summary

     We reported losses from continuing operations of $10,793 and $10,218 for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, the net loss applicable to our common shareholders was $22,129, or $0.51 per common share. For the six months ended June 30, 2002, the net loss applicable to our common shareholders was $39,841, or $0.91 per common share.

     During the six months ended June 30, 2002, we reported a loss from discontinued operations of $18,287, or $0.42 per common share. This loss from discontinued operations included a (i) a net loss related to dispositions of $7,502 and (ii) a provision for asset impairment of $12,200.

     The 2003 results from continuing operations include a second quarter provision for asset impairment of $6,590, or $0.15 per common share. The 2002 results from continuing operations include (i) a net gain on the sale of real estate of $5,802, or $0.13 per common share and (ii) a second quarter non-recurring charge (included in other charges) of $3,000, or $0.07 per common share, related to pending and potential tenant claims with respect to certain lease provisions.

Revenues

     Total revenues were $69,469 for the six months ended June 30, 2003 compared to $79,622 for the same period in 2002, a decrease of 10,153, or 12.8%. Base rents decreased $9,648, or 20.5%, to $37,528 in 2003 compared to $47,176 in 2002. These decreases are primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and (iiii) the reduction in outlet center occupancy during the 2003 period. Straight-line rent expense, included in base rent was $369 and $59 for the six months ended June 30, 2003 and 2002, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $306, or 17.4%, to $1,450 during the six months ended June 30, 2003 compared to $1,756 for the same period in 2002. This decrease was primarily due to (i) transactions involving the 2002 Joint Venture Properties and (ii) changes in economic rental rates.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $2,783, or 10.9%, to $22,774 during the six months ended June 30, 2003 compared to $25,557 for the same period in 2002. This decline is primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and (iii) the reduced aggregate outlet center weighted-average occupancy during the 2003 period.

     As shown in TABLE 5, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 88.4% during the six months ended June 30, 2003 compared to 89.8% for the same period in 2002. The decline in tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes reflects to the aforementioned changes in economic rental rates and weighted-average occupancy.

                                  Page - (35)


Table 5 - Tenant Recoveries as a Percentage of Total Recoverable Expenses

--------------------------------------------------------------------------------
Six Months Ended June 30,                          2003                  2002
--------------------------------------------------------------------------------

Tenant reimbursements                            $ 22,774             $ 25,557
                                                 ========             ========

Recoverable Expenses:
Property operating                                 19,706             $ 21,168
Real estate taxes                                   6,070                7,293
                                                 --------             --------
  Total recoverable expenses                     $ 25,776             $ 28,461
                                                 ========             ========

Tenant reimbursements as a percentage
  of total recoverable expenses                     88.4%                89.8%
                                                 ========             ========
================================================================================

     Interest and other income increased by $2,584, or 50.3%, to $7,717 during the six months ended June 30, 2003 compared to $5,133 for the same period in 2002. The increase was primarily attributable to (i) higher equity in earnings of unconsolidated joint ventures of $1,866, (ii) increased leasing commissions income of $576 and (iii) an increase in all other income of $142. The increase in equity in earnings of unconsolidated joint ventures is primarily associated with the transactions involving the 2002 Joint Venture Properties.

Expenses

     Property operating expenses decreased by $1,462, or 6.9%, to $19,706 during the six months ended June 30, 2003 compared to $21,168 for the same period in 2002. Real estate taxes expense decreased by $1,223, or 16.8%, to $6,070 during the six months ended June 30, 2003 compared to $7,293 for the same period in 2002. The decrease in property operating expenses is primarily because of the transactions involving the 2002 Joint Venture Properties partially offset by higher insurance and marketing costs during the 2003 period. The decrease in real estate taxes expense is primarily because of the transactions involving the 2002 Joint Venture Properties.

     As shown in TABLE 6, depreciation and amortization expense decreased by $4,861, or 25.0%, to $14,561 during the six months ended June 30, 2003 compared to $19,422 for the same period in 2002. This decrease was primarily attributable to the depreciation and amortization of assets associated with the transactions involving the 2002 Joint Venture Properties.

Table 6  - Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense for the six months ended June 30, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------
Six Months Ended June 30,                        2003                    2002
--------------------------------------------------------------------------------
Building and improvements                    $  6,870                $  9,469
Land improvements                               1,876                   2,196
Tenant improvements                             4,299                   6,387
Furniture and fixtures                          1,405                   1,261
Leasing commissions                               111                     109
                                             --------                --------
  Total                                      $ 14,561                $ 19,422
                                             ========                ========
================================================================================

                                  Page - (36)


     As shown in TABLE 7, interest expense decreased by $10,925, or 31.5%, to $23,800 during the six months ended June 30, 2003 compared to $34,725 for the same period in 2002. This decrease reflects (i) lower interest incurred of $11,737, (ii) a decrease in amortization of deferred financing costs of $2,136 and (iii) higher amortization of debt premiums of $47. Partially offsetting these items was interest expense of $2,995 associated with certain mortgage debt that was defeased in December 2002. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

     The decrease in interest incurred is primarily attributable to (i) a reduction of approximately $184,847 in our weighted-average debt outstanding, excluding debt premiums, during the six months ended June 30, 2003 compared to the same period in 2002 and (ii) a decrease in the weighted-average contractual interest rate on our debt for the six months ended June 30, 2003 compared to the same period in 2002. The decrease in weighted-average debt outstanding was primarily attributable to asset dispositions. The weighted-average contractual interest rates for the 2003 and 2002 periods were approximately 8.10% and 9.33%, respectively.

Table 7 - Components of Interest Expense

     The components of interest expense for the six months ended June 30, 2003 and 2002 are summarized as follows:

--------------------------------------------------------------------------------
Six Months Ended June 30,                         2003                  2002
--------------------------------------------------------------------------------
Interest incurred                               $ 21,003              $ 32,740
Amortization of deferred financing costs             847                 2,983
Amortization of debt premiums                     (1,045)                 (998)
Interest expense - defeased debt                   2,995                     -
                                                --------              --------
  Total                                         $ 23,800              $ 34,725
                                                ========              ========
================================================================================

     Other charges were $1,541 and $6,738 for the six months ended June 30, 2003 and 2002, respectively, which includes the previously discussed non-recurring charge of $3,000 in the 2002 period. Excluding the effect of this non-recurring charge, other charges decreased by $2,197, or 58.8%, to $1,541 for the six months ended June 30, 2003 compared to $3,738 for the same period in 2002. This decrease was attributable to (i) lower bad debt expense of $2,016 and (ii) a decrease in all other expenses of $181. The decrease in bad debt expense resulted from (i) resolution of certain disputes with tenants and (ii) reduced tenant bankruptcies, abandonments and store closings during the 2003 period.

     During the second quarter of 2003, certain events and circumstances related to two of our properties occurred, including further reduced occupancy and limited leasing success, that indicated these properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $6,590 representing the write-down of these properties to their estimated fair values in accordance with the requirements of FAS No. 144.

Merchant Sales

     For the three and six months ended June 30, 2003, same-store sales in our outlet center portfolio increased by 1.2% and decreased by 2.8%, respectively, compared to the same periods in 2002. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores open since January 1, 2002. The weighted-average sales per square foot reported as reported by our merchants were $245 for the year ended December 31, 2002.

                                  Page - (37)


Liquidity and Capital Resources

Sources and Uses of Cash

     For the six months ended June 30, 2003, net cash provided by operating activities was $3,998, net cash used in investing activities was $1,190 and cash used in financing activities was $3,708.

     The net cash used in investing activities during the six months ended June 30, 2003 consisted of $2,969 of additions to rental property partially offset by $1,085 of net proceeds from the disposition of excess land and $694 of distributions from unconsolidated joint venture partnerships. The additions to rental property included costs incurred in connection with re-leasing space to new merchants and costs associated with renovations. During the six months ended June 30, 2003, we did not engage in any significant development activities, however, we continue to engage in certain consulting activities in Europe. Such activities do not have a significant impact on our liquidity or financial condition.

     The gross uses of cash for financing activities of $3,708 during six months ended June 30, 2003 consisted of scheduled principal amortization on debt.

Defaults on Certain Non-recourse Mortgage Indebtedness

     During August 2002, certain of our subsidiaries suspended regularly scheduled monthly debt service payments on non-recourse mortgage loans which were cross-collateralized by the Vero Beach Center and the Woodbury Center. These non-recourse mortgage loans were held by John Hancock. Effective September 9, 2002, John Hancock foreclosed on the Vero Beach Center. Additionally, effective July 24, 2003, John Hancock foreclosed on the Woodbury Center. See
Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

     In December 2002, we notified the servicer of certain non-recourse mortgage loans (cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) totaling $24,919 as of June 30, 2003 that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. At that time, certain of our subsidiaries suspended the regularly scheduled monthly debt service payments. Subsequent to our notification to the servicer, we have been remitting on a monthly basis all available cash flow from the properties, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the lender to accelerate the loan and to exercise various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The lender has notified us that it has accelerated the loans and intends to commence foreclosure action on the collateral properties. However, any foreclosure action on these properties is not expected to have a material impact on our results of operations or financial condition because we are currently only remitting available cash flow. These non-recourse mortgage loans require the monthly funding of escrow accounts for the payment of real estate taxes, insurance and capital improvements. Such escrow accounts totaled $105 as of June 30, 2003, which is included in restricted cash in the Consolidated Balance Sheet. The aggregate carrying value of these properties was $21,558 as of June 30, 2003. Such amount is exceeded by the aggregate outstanding balance of the non-recourse mortgage loans of $24,919 as of June 30, 2003. Upon foreclosure of the collateral properties, we will record a non-recurring gain for the difference between the carrying value of the properties and their related net asset, including the outstanding loan balances.

                                  Page - (38)


Defeasance of Mega Deal Loan

     On December 6, 2002, we completed the sale of two outlet centers (together, the "Colorado Properties"), which were part of the 15 properties contained in the collateral pool securing a first mortgage and expansion loan (the "Mega Deal Loan"), which had a then outstanding balance of $338,940. In connection with the release of the Colorado Properties from the collateral pool, we were required to partially defease the Mega Deal Loan. Therefore, the Mega Deal Loan was bifurcated into (i) a defeased portion in the amount of $74,849 (the "Defeased Notes Payable") and (ii) an undefeased portion in the amount of $264,091, which is still referred to as the Mega Deal Loan. Both the Defeased Notes Payable and the Mega Deal Loan (i) bear interest at a fixed-rate of 7.782%, (ii) require monthly payments of principal and interest pursuant to a 30-year amortization schedule and (iii) have an anticipated maturity through an optional prepayment date on November 11, 2003. The Mega Deal Loan is now secured by the remaining 13 properties contained in the collateral pool. We used $79,257 of the gross proceeds from the sale of the Colorado Properties to purchase US Treasury Securities, which were placed into a trustee escrow (the "Trustee Escrow"). The Trustee Escrow is used to make the scheduled monthly debt service payments, including the payment of the then outstanding principal amount, together with all accrued and unpaid interest on November 11, 2003, under the Defeased Notes Payable. As of June 30, 2003, the outstanding balance of the Defeased Notes Payable was $74,280 and the balance of the Trustee Escrow was $76,671 (included in restricted cash in the accompanying Consolidated Balance Sheet). Furthermore, in connection with the partial defeasance of the Mega Deal Loan we amended the Mega Deal Loan so that (i) we are required to fund 10 monthly payments of $500 into a lender escrow to be used as additional cash collateral and (ii) release prices for the remaining 13 properties in the collateral pool were amended to provide for a more orderly refinancing of the Mega Deal Loan.

Debt Service Obligations

     The scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $6,910 and (ii) $41,250 of aggregate non-recourse mortgage indebtedness in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" above), and related average contractual interest rates by year of maturity as of June 30, 2003 are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                   Bonds Payable
                                (including sinking                                      Defeased
                                   fund payments)            Notes Payable            Notes Payable               Total Debt
                           ---------------------------- -----------------------   -----------------------  -------------------------
                                Average                 Average                    Average                    Average
                                Interest  Principal     Interest  Principal        Interest   Principal       Interest   Principal
Years Ended December 31,         Rates    Maturities    Rates     Maturities       Rates      Maturities      Rates      Maturities
------------------------------------------------------------------------------------------------------------------------------------
2003                             6.61%    $    591         7.79%    $ 263,524        7.78%      $ 74,280        7.78%      $ 338,395
2004                             6.34%         726         7.97%        4,571                                   7.75%          5,297
2005                             6.34%         773         8.58%       11,574                                   8.44%         12,347
2006                             6.34%         820         8.83%      120,437                                   8.81%        121,257
2007                             6.34%         878         7.60%        1,002                                   7.02%          1,880
Thereafter                       6.52%      18,618         7.59%       57,995                                   7.33%         76,613
                                 ----     --------         ----     ---------        ----       --------        ----       ---------
                                 6.50%    $ 22,406         8.06%    $ 459,103        7.78%      $ 74,280        7.96%      $ 555,789
                                 ====     ========         ====     =========        ====       ========        ====       =========
====================================================================================================================================

                                  Page - (39)


     Such indebtedness in the amount of $481,509 had a weighted-average maturity of 2.3 years and bore contractual interest at a weighted-average rate of 7.98% per annum. At June 30, 2003, all of such indebtedness bore interest at fixed rates. Our remaining scheduled principal payments during 2003 for such indebtedness aggregated $338,395. In addition to regularly scheduled principal payments, the remaining 2003 scheduled principal payments also reflect balloon payments of (i) $260,681 for the Mega Deal Loan and (ii) $73,882 due for the Defeased Notes Payable. Both the Mega Deal Loan and the Defeased Notes Payable have an anticipated maturity through an optional prepayment date on November 11, 2003. All debt service due under the Defeased Notes Payable, including the balloon payment due at anticipated maturity, will be made from the Trustee Escrow. See "Going Concern" for additional information.

     Additionally, we are obligated to refinance a first mortgage loan (the "Hagerstown First Mortgage Loan") in the amount of $46,862 on Prime Outlets at Hagerstown (the "Hagerstown Center") on or before June 1, 2004. The Hagerstown First Mortgage Loan was assumed by an unconsolidated joint venture partnership (the "Prime/Estein Venture"), in which we have an indirect 30% ownership interest, in January 2002. See "Prime/Estein Venture Guarantees" contained in "Guarantees and Guarantees of Indebtedness of Others" for additional information.

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

     Union Labor filed for foreclosure on Phase I of the Bellport Outlet Center and a receiver was appointed March 27, 2001 by the court involved in the foreclosure action. Effective May 1, 2001, a manager hired by the receiver began managing and leasing Phase I of the Bellport Outlet Center. A judgment for foreclosure was entered on January 25, 2003 in the amount of $12,711. The foreclosure occurred on March 17, 2003 with Union Labor acquiring the property for $5,100. Approximately $1,100 of post-judgment interest and fees was subsequently awarded to Union Labor. We continue to negotiate the terms of a transfer of our ownership interest in Oxnard Factory Outlet to Fru-Con. We do not manage or lease Oxnard Factory Outlet.

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

     In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in (i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of June 30, 2003, we had no carrying value for our investment in these properties.

                                  Page - (40)


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

     Additionally, we are a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,129 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. The HGP Office Building Mortgage matures in August 31, 2003, bears interest at LIBOR plus 5.50%, and requires monthly debt service payments.

     We have not recorded any liability related to these guarantees and no claims have been made under our guarantees with respect to the HGP Monroe Mortgage Loan or the HGP Office Building Mortgage. HGP is a publicly traded company that was formed in connection with our merger with Horizon Group, Inc. ("Horizon") in June 1998.

Prime/Estein Venture Guarantees

     We indirectly have a 30% ownership interest in the Prime/Estein Venture which owns three outlet centers (collectively, the "Prime/Estein Properties"). The Prime/Estein Properties consist of Prime Outlets at Birch Run (the "Birch Run Center"), Prime Outlets at Hagerstown (the "Hagerstown Center") and Prime Outlets at Williamsburg (the "Williamsburg Center"). Pursuant to Prime/Estein Venture-related documents to which affiliates of ours are parties, we are obligated to provide to, or obtain for, the Prime/Estein Venture fixed-rate financing at an annual rate of 7.75% (the "Interest Rate Subsidy Agreement") for the Prime/Estein Venture Properties.

     In August 2001, we, through affiliates, completed a refinancing of $63,000 of first mortgage loans secured by the Birch Run Center. The refinanced loan (the "Birch Run First Mortgage") (i) has a term of 10-years, (ii) bears interest at an effective rate of 8.12% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, we are required to pay to the Prime/Estein Venture the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 8.12% (the "Interest Rate Subsidy Obligation"). The net present value of the Interest Rate Subsidy Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $1,382 as of June 30, 2003.

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

                                  Page - (41)


     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.62% as of June 30, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. We have not recorded any liability related to our guarantee of the Hagerstown First Mortgage; however, in connection with the sale of the Hagerstown Center, we established a reserve for estimated refinancing costs in the amount of $937, which is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of June 30, 2003. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

Second Horizon First Mortgage Loan

     In April 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. ("CCP") which released Horizon from future obligations under a long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii. In connection with an amendment of the Second Horizon Group Limited Partnership ("Second Horizon") agreement (the "Amended Partnership Agreement"), Horizon transferred to an affiliate of CCP (the "CCP Affiliate") substantially all of Horizon's economic interest, but not legal title, in an outlet center (the "Lake Elsinore Center") in Lake Elsinore, California. The Lake Elsinore Center is one of five properties owned by Second Horizon which jointly and severally secure a non-recourse, first mortgage loan (the "Second Horizon Mortgage Loan"). As a result of our merger with Horizon in June 1998, we own the economic interests of the other four properties (the "Prime Properties") and legal title to all five entities. The outstanding balance of the Second Horizon Mortgage Loan as of June 30, 2003 was $94,586, of which $66,486 was allocated to the Prime Properties and is included in notes payable in our Consolidated Balance Sheet as of June 30, 2003. The remaining $28,100 outstanding as of June 30, 2003 was allocated to the Lake Elsinore Center.

     We, through our affiliates, assumed certain obligations under the Amended Partnership Agreement with respect to the Second Horizon Mortgage Loan in connection with our merger with Horizon in June 1998. Specifically, we are obligated to contribute sufficient capital to Second Horizon (i) for certain operating expenses associated with the Prime Properties and (ii) to satisfy the outstanding balances of the allocated loan amounts for the Prime Properties under the Second Horizon Mortgage Loan (including any associated expenses) to enable the Second Horizon Mortgage Loan to be repaid in full at its optional prepayment date of October 11, 2006. CCP Affiliate and its parent company are similarly obligated with respect to the Lake Elsinore Center. No claims have been made with respect to these obligations and we have not recorded any liability related to these obligations as of June 30, 2003.

                                  Page - (42)


Mandatory Redemption Obligation

     On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT PRT Bridge Acquisition LLC ("FRIT"), a third-party joint venture partner, (i) a 13% return on its initial $17,236 of invested capital and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") by December 31, 2003. As of June 30, 2003, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $14,888 (included in accounts payable and other liabilities in the Consolidated Balance Sheet). See "Going Concern" for additional information.

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

     During 2003, our Mega Deal Loan is anticipated to mature with an optional prepayment date on November 11, 2003. The Mega Deal Loan, which is secured by a 13 property collateral pool, had an outstanding principal balance of $262,083 as of June 30, 2003 and will require a balloon payment of $260,681 at the anticipated maturity date. If the Mega Deal Loan is not satisfied at the optional prepayment date, its interest rate will increase by 5.0% to 12.782% and all excess cash flow from the 13 property collateral pool will be retained by the lender and applied to principal after payment of interest. As discussed below, certain restrictions have been placed upon us with respect to refinancing the Mega Deal Loan in the short term. If the Mega Deal Loan is not refinanced, the loss of cash flow from the 13 property collateral pool would eventually have severe consequences on our ability to fund our operations.

     Based on our discussions with various prospective lenders, we believe a potential shortfall will likely occur with respect to refinancing the Mega Deal Loan as we do not currently intend to refinance all of the 13 assets. Nevertheless, we believe this shortfall can be alleviated through potential asset sales and/or other capital raising activities, including the placement of mezzanine level debt and mortgage debt on at least one of the asssets we do not currently plan on refinancing. We caution that our assumptions are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion and which may adversely impact our ability to consummate various asset sales or other capital raising activities.

                                  Page - (43)


     On July 8, 2003 an affiliate of The Lightstone Group, LLC ("Lightstone") and us entered into a merger agreement (the "Merger Agreement"). (See Note 10 - "Merger Agreement" for additional information.) In connection with the execution of the Merger Agreement, certain restrictions were placed on us with respect to the refinancing of the Mega Deal Loan. Specifically, we are restricted from negotiating or discussing the refinancing of the properties securing the Mega Deal Loan with any lenders until September 15, 2003, at which time we are only able to enter into refinancing discussions with certain enumerated lenders. After November 11, 2003, we may seek refinancing from other lenders. In addition, we are precluded from closing any loans relating to the Mega Deal Loan until November 11, 2003. This November 11, 2003 date may be extended until January 11, 2004, at the election of Lightstone, if Lightstone elects prior to September 15, 2003 to (i) pay (A) one-half of the additional interest incurred by us between November 11, 2003 and December 31, 2003, and (B) all of the additional interest incurred by us between January 1, 2004 and January 11, 2004, if so extended, in respect of the Mega Deal Loan and (ii) loan us any shortfall in cash flow that results from the excess cash flow restrictions (all excess cash flow from the 13 property collateral pool will be retained by the lender and applied to principal after payment of interest) under the Mega Deal Loan that become effective on November 11, 2003 and thereafter until the Mega Deal Loan is paid in full.

     In addition to the restrictions with respect to the refinancing of the Mega Deal Loan discussed above, pursuant to the terms of the Merger Agreement, we have also agreed to certain conditions pending the closing of the proposed transaction. These conditions provide for certain restrictions with respect to our operating and refinancing activities (see Note 10 - "Merger Agreement" for additional information). These restrictions could adversely affect our liquidity in addition to our ability to refinance the Mega Deal Loan in a timely and orderly fashion.

     If the Merger Agreement is terminated under certain circumstances, we would be required to make payments to Lightstone ranging from $3,500 to $6,000 which could adversely affect our liquidity. See Note 10 - "Merger Agreement" of the Notes to Consolidated Financial Statements for additional information.

     In connection with the completion of the sale of the Bridge Properties in July 2002, we guaranteed to FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of the Mandatory Redemption Obligation by December 31, 2003. As of June 30, 2003, the Mandatory Redemption Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $14,888.

     We continue to seek to generate additional liquidity to repay the Mandatory Redemption Obligation through (i) the sale of FRIT's ownership interest in the Bridge Properties and/or (ii) the placement of additional indebtedness on the Bridge Properties. There can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 property collateral pool under the aforementioned Mega Deal Loan. Because the Mandatory Redemption Obligation is secured by some of our partnership interests in the 13 property collateral pool under the Mega Deal Loan, we may be required to repay the Mandatory Redemption Obligation before, or in connection with, the refinancing of the Mega Deal Loan. Additionally, any change in control with respect to us accelerates the Mandatory Redemption Obligation.

                                  Page - (44)


     In connection with the execution of the Merger Agreement, Lightstone has agreed to provide sufficient financing, if necessary, to repay the Mandatory Redemption Obligation in full at its maturity. The new financing would be at substantially similar economic terms and conditions as those currently in place for the Mandatory Redemption Obligation and would have a one-year term. See Note 10 - "Merger Agreement" for additional information.

     We have fixed rate tax-exempt revenue bonds collateralized by properties located in Chattanooga, Tennessee (the "Chattanooga Bonds") which contain (i) certain covenants, including a minimum debt-service coverage ratio financial covenant (the "Financial Covenant") and (ii) cross-default provisions with respect to certain of our other credit agreements. Based on the operations of the collateral properties, we were not in compliance with the Financial Covenant for the quarters ended June 30, September 30 and December 31, 2002. In the event of non-compliance with the Financial Covenant or default, the holders of the Chattanooga Bonds (the "Bondholders") had the ability to put such obligations to us at a price equal to par plus accrued interest. On January 31, 2003, we entered into an agreement (the "Forbearance Agreement") with the Bondholders. The Forbearance Agreement provides amendments to the underlying loan and other agreements that enable us to be in compliance with various financial covenants, including the Financial Covenant. So long as we continue to comply with the provisions of the Forbearance Agreement and are not otherwise in default of the underlying loan and other documents through December 31, 2004, the revised financial covenants will govern. Additionally, certain quarterly tested financial covenants and other covenants become effective June 30, 2004. Pursuant to the terms of the Forbearance Agreement, we were required to fund $1,000 into an escrow account to be used for conversion of certain of the retail space in the collateral properties to office space and agreed that an event of default with respect to the other debt obligations related to the property would also constitute a default under the Chattanooga Bonds. We funded this required escrow in February 2003. The outstanding balance of the Chattanooga Bonds was $17,920 as of June 30, 2003.

     With respect to the Chattanooga Bonds, based on our current projections, we believe we will not be compliance with certain quarterly tested financial covenants when they become effective on June 30, 2004 which would enable the Bondholders to elect to put the Chattanooga Bonds to us at their par amount plus accrued interest. We continue to explore opportunities to (i) obtain alternative financing from other financial institutions, (ii) sell the properties securing the Chattanooga Bonds and (iii) explore other possible capital transactions in order to generate cash to repay the Chattanooga Bonds. There can be no assurance that we will be able to complete any such activity sufficient to repay the amount outstanding under the Chattanooga Bonds in the event the Bondholders are able and elect to exercise their put rights.

     These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements contained herein do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Dividends and Distributions

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

                                  Page - (45)


     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. On August 15, 2003 we will be in arrears on 15 quarters of preferred stock distributions due February 15, 2000 through August 15, 2003, respectively.

     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of June 30, 2003, unpaid dividends for the period beginning on November 16, 1999 through June 30, 2003 on our Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock") aggregated $21,886 and $60,301, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of June 30, 2003 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

Merger Agreement

     In June 2002, we selected Houlihan Lokey Howard & Zukin Capital to assist us in exploring recapitalization, restructuring, financing and other strategic alternatives designed to strengthen our financial position and address our long-term capital requirements. Costs incurred related to such activities are reflected in corporate general and administrative expense in the accompanying Consolidated Statements of Operations.

     On July 8, 2003, The Lightstone Group, LLC ("Lightstone"), a New Jersey-based real estate company, and us jointly announced that an affiliate of Lightstone had agreed to acquire the Company (the "Transaction"). The Transaction will be effected in accordance with the terms of a merger agreement (the "Merger Agreement") between Prime Outlets Acquisition Company, LLC (the "Buyer"), a Delaware limited liability company which is an affiliate of Lightstone, and us, which provides for us to be merged with and into the Buyer. Consummation of the Transaction is subject to a number of conditions including the approval of the Transaction and the Merger Agreement by the holders of at least 66 2/3% of both our Series A Senior Preferred Stock and Series B Convertible Preferred Stock, each voting separately as a class, and the approval of a majority of our common shareholders voting to both amend our charter and approve the Transaction and the Merger Agreement, as well as other customary approvals.

     The Transaction, which will result in aggregate consideration of $115,000 payable to the our shareholders and unit holders, has a total value of approximately $638,000, including approximately $523,000 of debt expected to be assumed by the Buyer. Under the terms of the Merger Agreement, each holder of our Series A Senior Preferred Stock will receive cash in the amount of $16.25 per share, each holder of our Series B Convertible Preferred Stock will receive cash in the amount of $8.66 per share, and each holder of our common stock will receive cash in the amount of $0.18 per share.

     Pursuant to the terms of the Merger Agreement, the Buyer and us have agreed to certain conditions pending the closing of the Transaction. These conditions provide for certain restrictions with respect to our operating and refinancing activities, including our refinancing of the Mega Deal Loan (see Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information).

                                  Page - (46)


     Our board of directors, as well as a special committee comprised of disinterested members of the board of directors (the "Special Committee"), have approved the Transaction and the Merger Agreement and recommended that the shareholders vote in favor of the resolutions to be proposed at a special meeting of our shareholders. Because our charter does not address the allocation of consideration among our various classes of capital stock in the Transaction, such allocation was determined by the Special Committee and approved by the board of directors. Houlihan Lokey Howard & Zukin Capital acted as financial advisor to the Special Committee and Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an affiliate of Houlihan Lokey Howard & Zukin Capital, has provided an opinion to the Special Committee and our board of directors that the consideration to be received by each of the classes of our stock, considered independently, is fair to such respective classes, from a financial point of view.

     The Transaction is expected to be completed during the fourth quarter of 2003. Formal documentation relating to the Transaction and the Merger Agreement will be sent to our shareholders and limited partners. This documentation will include notices of the special meeting and details of the Transaction and the Merger Agreement and related matters.

     Concurrent with the consummation of the Transaction, the agreement of limited partnership of the Operating Partnership will be amended and restated (the "Amended Partnership Agreement") pursuant to which holders of common units in the Operating Partnership (other than common units held by us) will have the opportunity to exchange all, but not less than all, of their units for a like number of preferred units in the Operating Partnership ("Preferred Unit"). Each holder of Preferred Units will be entitled to require the Operating Partnership to redeem all of such holder's Preferred Units for an amount per unit equal to $0.18 (the consideration paid for a share of common stock of the Company in the Transaction) plus accrued and unpaid distributions at the rate of 6% per annum. In addition, the Amended Partnership Agreement contains certain tax related provisions that, subject to certain exceptions, will benefit holders of Preferred Units for a period of seven years including restrictions on the sale of properties and requirements to allocate debt in a certain manner.

     We have agreed to pay the Buyer a termination fee of $4,500, plus expenses of up to $1,500, if the Transaction is not completed under certain circumstances, including our election to pursue an alternative transaction. In certain other circumstances in which the Transaction has not been completed, including the failure to obtain the shareholder approval of the Transaction, a termination fee will not be payable but we have agreed to reimburse the Buyer for its expenses up to $3,500. As collateral for these obligations, we also entered into an agreement with Lightstone providing for the assignment of our rights to, and interest in, an escrow of $2,800 which was established in connection with our sale of Prime Outlets of Puerto Rico in December 2002 to an affiliate of Lightstone.

     On July 16, 2003, we announced that two shareholders (the "Series A Parties") that collectively own approximately 32% of the outstanding shares of Series A Senior Preferred Stock have objected to the allocation of the consideration under the Merger Agreement in separate communications to us.

                                  Page - (47)


     In connection with the Transaction and the events described above, we have proposed to facilitate limited discussions among certain of our preferred shareholders to obtain their views with respect to the Transaction and the proposed allocation of the merger consideration. In order to facilitate such discussions, we are providing certain of our preferred shareholders (including the Series A Parties) with certain information regarding the Transaction. (We filed a Current Report on Form 8-K containing this information under Regulation FD Disclosure with the Securities and Exchange Commission on August 5, 2003.) There can be no assurances as to the timing, nature or outcome of these discussions, which may include other shareholders of ours. Although under the terms of the Merger Agreement, we have the right to modify, at our discretion, the allocation of consideration among the various classes of stock until the mailing of definitive proxy materials, any such modification would be subject to approval of the Special Committee established in connection with the Transaction and our board of directors.

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

Recent Accounting Pronouncements

     In December 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, an initial liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 effective December 31, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We did not issue or modify any guarantees during the six months ended June 30, 2003. See "Guarantees and Guarantees of Indebtedness of Others" contained in Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

                                  Page - (48)


     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply the provisions of FIN No. 46 to any existing variable interests in variable interest entities by no later than July 1, 2003. We did not create any variable interest entities during the six months ended June 30, 2003 and we do not believe that FIN No. 46 will have a significant impact on our financial statements.

     In May 2003, the FASB issued FAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. FAS No. 150 is generally applicable to financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of FAS No. 150 and still existing at the beginning of the interim period of adoption. We will adopt FAS No. 150 in the third quarter of 2003 and do not believe the implementation of FAS No. 150 will have a significant impact on our financial statements.

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

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. In certain cases, we have used derivative financial instruments such as interest rate protection agreements to manage interest rate risk associated with variable-rate indebtedness. Nevertheless, as of June 30, 2003, all of our outstanding indebtedness bore interest at fixed rates. See Item 3 - "Quantitative and Qualitative Disclosures About Material Risk" for additional information. Also see "Guarantees of Debt and Indebtedness of Others" for additional information.

                                  Page - (49)


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

     FFO was $5,988 for the three months ended June 30, 2003 compared to $2,256 for the same period in 2002. The second quarter of 2003 FFO results include $989 of net interest expense attributable to mortgage indebtedness that was defeased in December 2002. This net interest expense had no impact on our operating cash flow during 2003 because such payments were made from previously established escrows. FFO adjusted ("Adjusted FFO") to exclude the impact of the net interest expense attributable to the defeased indebtedness was $6,977.

                                  Page - (50)


     FFO was $11,142 for the six months ended June 30, 2003 compared to $9,219 for the same period in 2002. The 2003 FFO results include $1,953 of net interest expense attributable to mortgage indebtedness that was defeased in December 2002. This net interest expense had no impact on our operating cash flow during 2003 because such payments were made from previously established escrows. Adjusted FFO, which excludes the impact of the net interest expense attributable to the defeased indebtedness, was $13,095.

     The increases in our Adjusted FFO results during the 2003 periods compared to our FFO results for the same periods in 2002 also reflects (i) interest savings attributable to the repayment of indebtedness, (ii) the previously discussed non-recurring charge of $3,000 in the second quarter of 2002 and (iii) reduced bad debt expense. These items were partially offset by (i) the impact of reduced weighted-average portfolio occupancy during the 2003 periods, (ii) the impact of changes in economic rental rates and (iii) the loss of net operating income resulting from the dispositions of properties during 2002, partially offset by interest savings attributable to the repayment of indebtedness.

     TABLE 5 provides a reconciliation of loss from continuing operations to FFO and Adjusted FFO for the three and six months ended June 30, 2003 and 2002.

Table 5 - Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                    Six Months Ended
                                                                         June 30,                              June 30,
                                                              -----------------------------------   --------------------------------
                                                                      2003              2002              2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                   $ (8,504)         $ (20,629)         $ (10,793)        $ (10,218)
Adjustments:
  Loss (gain) on sale of real estate                                     -             10,991                  -            (5,802)
  Provision for asset impairment                                     6,590                  -              6,590                 -
  Depreciation and amortization                                      7,281              9,214             14,561            19,422
  Non-real estate depreciation and amortization                       (745)              (538)            (1,277)           (1,092)
  Unconsolidated joint ventures' adjustments                         1,366                963              2,061             1,746
  Discontinued operations                                                -              2,255                  -             5,163
                                                                  --------          ---------          ---------         ---------
FFO per NAREIT Definition                                            5,988              2,256             11,142             9,219
  Defeased debt adjustment(1)                                          989                  -              1,953                 -
                                                                  --------          ---------          ---------         ---------
Adjusted FFO                                                      $  6,977          $   2,256          $  13,095         $   9,219
                                                                  ========          =========          =========         =========

Other Data:
Net cash provided by operating activities                         $  1,347          $   5,268          $   3,998         $   9,936
Net cash provided by (used in) investing activities                 (1,817)             9,095             (1,190)           19,671
Cash used in financing activities                                   (1,758)           (15,252)            (3,708)          (31,943)
====================================================================================================================================

Note:
(1) In December 2002, we partially defeased our Mega Deal Loan in connection with the sale of the Colorado Properties. In connection with the defeasance, we purchased US Treasury Securities, which are maintained in a Trustee Escrow. All debt service due under the Defeased Notes Payable during the 2003 periods was made from the Trustee Escrow. During the three and six months ended June 30, 2003, the interest income earned on the Trustee Escrow was $517 and $1,042, respectively, and the interest expense on the Defeased Notes Payable was $1,506 and $2,995, respectively, which are included in our results from operations in the accompanying Consolidated Statements of Operations. These items had no impact on our operating cash flow during 2003 because the cash settlement with respect to the Defeased Notes Payable occurred during 2002 and all payments made in 2003 were from restricted cash. Accordingly, we believe it is appropriate to adjust for them in our Adjusted FFO calculation.

                                  Page - (51)


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

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. Nevertheless, as of June 30, 2003, all of our outstanding indebtedness bore interest at fixed rates. The following table provides a summary of principal cash flows, excluding (i) unamortized debt premiums of $6,910 and (ii) non-recourse mortgage indebtedness aggregating $41,250 on certain properties which is in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" within "Liquidity and Capital Resources" of Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information), and related contractual interest rates by fiscal year of maturity. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements contained herein for additional information with respect to the terms of our debt instruments.

------------------------------------------------------------------------------------------------------------------------------------
                                                                     Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                        2003           2004          2005          2006           2007     Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------
Bonds Payable
Principal                          $     591        $   726      $    773     $     820        $   878       $ 18,618     $  22,406
Average interest rate                  6.61%          6.34%         6.34%         6.34%          6.34%          6.52%         6.50%

Notes Payable
Principal                          $ 263,524        $ 4,571      $ 11,574     $ 120,437        $ 1,002       $ 57,995     $ 459,103
Average interest rate                  7.79%          7.97%         8.58%         8.83%          7.60%          7.59%         8.06%

Defeased Notes Payable
Principal                          $  74,280                                                                              $  74,280
Average interest rate                  7.78%                                                                                  7.78%

====================================================================================================================================

                                  Page - (52)


     We sold Prime Outlets at Hagerstown (the "Hagerstown Center") on January 11, 2002 to an existing joint venture partnership (the "Prime/Estein Venture"). In connection with the sale, the Prime/Estein Venture assumed the first mortgage loan on the Hagerstown Center (the "Hagerstown First Mortgage") in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. The Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.62% as of June 30, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. At June 30, 2003, a hypothetical 100 basis point move in the LIBOR rate would impact our guarantee by $469. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     We have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q, which was conducted with the participation of our Chairman and Chief Executive Officer along with our President, Chief Financial Officer and Treasurer, Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based upon the evaluation, the Company's Chairman and Chief Executive Officer along with the Company's President, Chief Financial Officer and Treasurer concluded that, subject to the limitations described above, the Company's disclosure controls and procedures are effective. In addition, they concluded that there were no significant deficiencies in the design or operations of internal controls, which could significantly affect our ability to record, process, summarize and report financial data.

(b)  Changes in Internal Controls

     There was no significant change in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                  Page - (53)


                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings involving us and our properties, please see Part I, Item 3 - "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2002 and Note 6 - "Legal Proceedings" of the Notes to Consolidated Financial Statements contained herein. The following information updates such disclosure.

Several entities (the "eOutlets Plaintiffs") filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against us and our affiliates arising out of our on-line venture, primeoutlets.com. inc., also known as eOutlets, an affiliate of ours. primeoutelts.com, inc. filed for protection under Chapter 7 of the United States Bankruptcy Code in November of 2000 under the name E-Outlets Resolution Corp. (the "Debtor"). The eOutlets Plaintiffs sought to hold us and our affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., including the theories that we guaranteed the obligations of eOutlets and that we were the "alter-ego" of eOutlets. Other than the suit filed on November 5, 2002 and discussed below, these eOutlets Lawsuits against us have been resolved or are now barred by the applicable statute of limitations or otherwise. On November 5, 2002, the bankruptcy trustee for the Debtor brought suit against Prime Retail, L.P., Prime Retail, Inc., and Prime Retail E-Commerce, Inc. (the "Entity Defendants") and certain former directors of the Debtor (the "Individual Defendants"). The Trustee has asserted claims of alter ego, promissory estoppel, breach of contract, breach of fiduciary duty, tortious interference with prospective business advantage, unjust enrichment and quantum meruit against the Entity Defendants and breach of fiduciary duty and gross negligence against the individual defendants. We have tendered the suit, both as to the Entity Defendants and Individual Defendants, to the Directors' and Officers' insurance carrier. Motions to dismiss the suit have been filed by all Defendants. All Defendants believe the suit is without merit and plan on defending it vigorously. Nevertheless, the outcome of this lawsuit, and the ultimate liability of us, if any, cannot be predicted at this time.

Item 3. Defaults Upon Senior Securities

We are currently in arrears in the payment of distributions on our 10.5% Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of June 30, 2003, the aggregate arrearage on the Series A Senior Preferred Stock and the Series B Convertible Preferred Stock was approximately $21.9 million and approximately $60.3 million, respectively.

                                  Page - (54)


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of Prime Retail, Inc. were held on June 10, 2003. At the meeting, the following matters were submitted to a vote:

        (1) The common stockholders of Prime Retail, Inc. were asked to elect two directors to hold office until the 2006 Annual Meeting of Stockholders. The vote with respect to each nominee was as follows:

                  Nominee                      For                  Withheld

                  Glenn D. Reschke          40,671,184              1,530,361
                  Michael W. Reschke        40,648,180              1,553,167

        (2) The holders of Series A Senior Preferred Stock and Series B Convertible Preferred Stock, voting together as a class, were asked to elect two directors to hold office until the 2006 Annual Meeting of Stockholders or, if earlier, the date on which the full dividends accumulated on all outstanding shares of preferred stock have been paid in full or declared and a sum of money sufficient the payment thereof set aside for payment. A quorum was not present, in person or by proxy, at the meeting with respect to the holders of Series A Senior Preferred Stock and Series B Convertible Preferred Stock. The meeting was initially adjourned until June 24, 2003 and then again until June 30, 2003 for the limited purpose of enabling the Company's preferred stockholders to elect two directors. On June 27, 2003, the Company postponed the meeting for a lack of a quorum.



Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included in this Quarterly Report on Form 10-Q:


         Exhibit 31.1 Certification of Glenn D. Reschke pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

         Exhibit 31.2      Certification    of   Robert A. Brvenik  pursuant  to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003.

         Exhibit 32.1 Certification of Glenn D. Reschke pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, dated as of August 14, 2003.

         Exhibit 32.2      Certification   of   Robert A. Brvenik   pursuant  to
                           Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, dated as of August 14, 2003.

         Reports on Form 8-K:

         On June 30, 2003, we filed a Current Report on Form 8-K dated June 29, 2003, under Item 9, Regulation FD Disclosure. The filing included as an exhibit, a press release we issued on June 29, 2003 regarding our disclosure of limited discussions among certain of our restricted preferred shareholders.*

                                  Page - (55)


         On July 9, 2003, we filed a Current Report on Form 8-K dated July 8, 2003, under Item 5, Other Events, relating to the joint announcement between us and The Lightstone Group, LLC ("Lightstone"), a New Jersey-based real estate company, providing for an affiliate of Lightstone to acquire us (the "Transaction"). The Transaction will be effected in accordance with the terms of an agreement and plan of merger (the "Merger Agreement") dated as of July 8, 2003 between Prime Outlets Acquisition Company, LLC (the "Buyer), a Delaware limited liability company which is an affiliate of Lightstone, and us, which provides for us to be merged with and into the Buyer. The filing included as exhibits: (i) a copy of the Merger Agreement and (ii) a copy of the joint press release issued by us and Lightstone regarding the execution of the Merger Agreement.*

         On July 17, 2003, we filed a Current Report on Form 8-K dated July 16, 2003, under Item 9, Regulation FD Disclosure. The filing included as an exhibit, a press release we issued on July 16, 2003, announcing that two shareholders that collectively own approximately 32% of the outstanding shares of our Series A Senior Preferred Stock have objected to the allocation of the consideration under the Merger Agreement in separate communications to us.*

          On August 5, 2003, we filed a Current Report on Form 8-K dated August 5, 2003, under Item 5, Other Events. The filing included as exhibits:
         (i) certain background information regarding the proposed transaction between us and Lightstone and (ii) a summary of the fairness opinion of Houlihan Lokey Howard Zukin Financial Advisors, Inc. dated as of July 8, 2003 and a copy of such opinion. In addition, under Item 9, Regulation FD Disclosure, the Company announced that it expects to provide certain of its preferred stockholders with the information contained in the filing.*



         * Pursuant to General Instruction B of Form 8-K, the report submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure, is not deemed to be "filed" for purpose of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and we are not subject to the liabilities of that section with respect to such reports. We are not incorporating, and will not incorporate by reference, such report into filings under the Securities Act of 1933 or the Exchange Act.

                                  Page - (56)


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PRIME RETAIL, INC.
                                        Registrant



Date: August 14, 2003                   /s/ Robert A. Brvenik
                                        ----------------------------------------
                                        Robert A. Brvenik
                                        President, Chief Financial Officer and
                                        Treasurer