Form 10-Q
period 2003-09-30
PRIME RETAIL INC/BD/
filed 2003-11-13
CIK 911708

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2003

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From -------- to -----------

                      Commission file number                 001-13301
                                                     ----------------------

                               PRIME RETAIL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Maryland                                           38-2559212
----------------------------------         -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   100 East Pratt Street
   Nineteenth Floor
   Baltimore, Maryland                                       21202
------------------------------------------           ---------------------------
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

        Yes X     No-----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes X     No------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of November 12, 2003, the issuer had outstanding 43,577,916 shares of Common Stock, $.01 par value per share.

                                   Page - (2)


                               Prime Retail, Inc.
                                    Form 10-Q


                                      INDEX


PART I:  FINANCIAL INFORMATION                                            PAGE
                                                                          ----


Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of September 30, 2003 and
       December 31, 2002.............................................       1

     Consolidated Statements of Operations for the three
       and nine months ended September 30, 2003 and 2002.............       2

     Consolidated Statements of Cash Flows for the three
       and nine months ended September 30, 2003 and 2002.............       3

     Notes to the Consolidated Financial Statements..................       5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      22

Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....      48


Item 4.  Controls and Procedures.....................................      49

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      50

Item 3.  Defaults Upon Senior Securities.............................      51

Item 4.  Submission of Matters to a Vote of Security Holders.........      52

Item 6.  Exhibits and Reports on Form 8-K............................      52

Signatures...........................................................      53

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

     These statements are subject to potential risks and uncertainties and, therefore, actual results may differ materially. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the risk associated with our high level of leverage and our ability to refinance such indebtedness as it becomes due; the risk that we or one or more of our subsidiaries are not able to satisfy scheduled debt service obligations or will not remain in compliance with existing loan covenants; the risk of material adverse affects of future events, including but not limited to tenant bankruptcies, abandonments and the non-payment by tenants of contractual rents and additional rents, on our financial performance; the risk related to the retail industry in which our outlet centers compete, including the potential adverse impact of external factors, such as inflation, consumer confidence, unemployment rates and consumer tastes and preferences; the risk associated with our potential asset sales; the risk of potential increases in market interest rates from current levels; the risk associated with real estate ownership, such as the potential adverse impact of changes in local economic climate on the revenues and the value of our properties; the risk associated with litigation; and the risk associated with competition from web-based and catalogue retailers.

     All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

                                   Page - (4)


                               PRIME RETAIL, INC.

                      Unaudited Consolidated Balance Sheets

                (Amounts in thousands, except share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                             September 30,           December 31,
                                                                                                      2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
Assets
Investment in rental property:
     Land                                                                                        $  97,893              $ 101,546
     Buildings and improvements                                                                    699,161                740,024
     Furniture and equipment                                                                        11,889                 13,292
                                                                                                 ---------              ---------
                                                                                                   808,943                854,862
     Accumulated depreciation                                                                     (206,693)              (213,604)
                                                                                                 ---------              ---------
                                                                                                   602,250                641,258
Cash and cash equivalents                                                                            7,362                  6,908
Restricted cash                                                                                    109,866                107,037
Accounts receivable, net                                                                             1,093                  3,049
Deferred charges, net                                                                                2,620                  3,766
Investment in unconsolidated joint ventures                                                         49,286                 49,889
Other assets                                                                                         5,990                  6,181
                                                                                                 ---------              ---------
          Total assets                                                                           $ 778,467              $ 818,088
                                                                                                 =========              =========

Liabilities and Shareholders' Equity
Bonds payable                                                                                    $  22,361              $  22,495
Notes payable, including $24,919 in default in 2003                                               488,597                 511,443
Defeased notes payable                                                                              74,046                 74,764
Accrued interest                                                                                     4,327                  3,984
Real estate taxes payable                                                                            5,729                  3,484
Accounts payable and other liabilities                                                              36,987                 43,059
                                                                                                 ---------              ---------
     Total liabilities                                                                             632,047                659,229

Minority interests                                                                                   1,487                  1,487

Shareholders' equity:
  Shares of preferred stock, 24,315,000 shares authorized:
     10.5% Series A Senior Cumulative Preferred Stock,
          $0.01 par value (liquidation preference of $80,895),
          2,300,000 shares issued and outstanding                                                       23                     23
     8.5% Series B Cumulative Participating Convertible
          Preferred Stock, $0.01 par value (liquidation preference
          of $260,163), 7,828,125 shares issued and outstanding                                         78                     78
  Shares of common stock, 150,000,000 shares authorized:
     Common stock, $0.01 par value, 43,577,916 shares
          issued and outstanding                                                                       436                    436
  Additional paid-in capital                                                                       709,373                709,373
  Distributions in excess of earnings                                                             (564,977)              (552,538)
                                                                                                 ---------              ---------
      Total shareholders' equity                                                                   144,933                157,372
                                                                                                 ---------              ---------
          Total liabilities and shareholders' equity                                             $ 778,467              $ 818,088
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

                                   Page - (5)


                               PRIME RETAIL, INC.

                 Unaudited Consolidated Statements of Operations

              (Amounts in thousands, except per share information)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                       Nine Months Ended
                                                                        September 30,                           September 30,
                                                            -------------------------------------   --------------------------------
                                                                     2003                2002               2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                                       $ 19,001            $ 19,622           $ 55,934         $   66,096
Percentage rents                                                      404                 834              1,853              2,589
Tenant reimbursements                                              10,676              11,424             32,921             36,498
Interest and other                                                  2,892               3,664             10,573              8,737
                                                                 --------            --------           --------         ----------
  Total revenues                                                   32,973              35,544            101,281            113,920

Expenses
Property operating                                                  8,936               9,927             28,184             30,687
Real estate taxes                                                   2,600               2,999              8,392             10,012
Depreciation and amortization                                       6,645               8,229             20,948             27,446
Corporate general and administrative                                5,253               3,366             13,247              9,662
Interest                                                           11,700              13,693             34,929             47,831
Other charges                                                       1,556               1,667              2,979              8,372
Provision for asset impairment                                          -              81,619              6,590             81,619
                                                                 --------            --------           --------         ----------
  Total expenses                                                   36,690             121,500            115,269            215,629
                                                                 --------            --------           --------         ----------
Loss before gain on sale of real estate                            (3,717)            (85,956)           (13,988)          (101,709)
Gain on sale of real estate                                             -                   -                  -              5,802
                                                                 --------            --------           --------         ----------
Loss from continuing operations                                    (3,717)            (85,956)           (13,988)           (95,907)
Discontinued operations, including gains of
  $2,153 on dispositions in 2003 periods,
  respectively, and gains of $17,121 and $9,619
  on dispositions in 2002 periods, respectively                     2,071               2,451              1,549            (16,103)
                                                                 --------            --------           --------         ----------
Net loss                                                           (1,646)            (83,505)           (12,439)          (112,010)
Allocations to preferred shareholders                              (5,668)             (5,668)           (17,004)           (17,004)
                                                                 --------            --------           --------         ----------
Net loss applicable to common shares                             $ (7,314)           $(89,173)          $(29,443)        $ (129,014)
                                                                 ========            ========           ========         ==========

Basic and diluted earnings per common share:
Loss from continuing operations                                  $  (0.22)           $  (2.11)          $ (0.72)         $    (2.59)
Discontinued operations                                              0.05                0.06               0.04              (0.37)
                                                                 --------            --------           --------         ----------
  Net loss                                                       $  (0.17)           $  (2.05)          $ (0.68)         $    (2.96)
                                                                 ========            ========           ========         ==========

Weighted-average common shares
  outstanding - basic and diluted                                  43,578              43,578             43,578             43,578
                                                                 ========            ========           ========         ==========
====================================================================================================================================

See accompanying notes to consolidated financial statements.

                                   Page - (6)


                               PRIME RETAIL, INC.
                 Unaudited Consolidated Statements of Cash Flows
                             (Amounts in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                                    2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Loss from continuing operations                                                               $ (13,988)              $ (95,907)
Adjustments to reconcile loss from continuing
  operations to net cash provided by operating activities:
     Gain on sale of real estate                                                                      -                  (5,802)
     Provision for asset impairment                                                               6,590                  81,619
     Equity in earnings of unconsolidated joint ventures                                         (2,273)                    181
     Depreciation and amortization                                                               20,948                  27,446
     Amortization of deferred financing costs                                                     1,251                   4,015
     Amortization of debt premiums                                                               (1,482)                 (1,416)
     Bad debt expense                                                                               972                   2,985
     Discontinued operations                                                                       (341)                  7,873
Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                                                   1,127                    (585)
     Increase in restricted cash                                                                 (2,833)                 (3,851)
     Decrease (increase) in other assets                                                            313                  (2,229)
     Decrease in accounts payable and other liabilities                                          (6,070)                   (764)
     Increase in real estate taxes payable                                                        2,559                   2,628
     Increase in accrued interest                                                                   854                     233
                                                                                              ---------               ---------
       Net cash provided by operating activities                                                  7,627                  16,426
                                                                                              ---------               ---------

Investing Activities
Additions to investment in rental property                                                       (5,631)                 (4,127)
Distributions from unconsolidated joint ventures                                                  2,876                       -
Proceeds from sales of operating properties and land                                              1,085                  22,320
                                                                                              ---------               ---------
       Net cash provided by (used in) investing activities                                       (1,670)                 18,193
                                                                                              ---------               ---------

Financing Activities
Principal repayments on notes payable                                                            (5,503)                (36,117)
                                                                                              ---------               ---------
       Cash used in financing activities                                                         (5,503)                (36,117)
                                                                                              ---------               ---------

Increase (decrease) in cash and cash equivalents                                                    454                  (1,498)
Cash and cash equivalents at beginning of period                                                  6,908                   7,537
                                                                                              ---------               ---------
Cash and cash equivalents at end of period                                                    $   7,362               $   6,039
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

                                   Page - (7)


                               PRIME RETAIL, INC.
           Unaudited Consolidated Statements of Cash Flows (continued)
                             (Amounts in thousands)


Supplemental Disclosure of Non-cash Investing and Financing Activities

The following assets and liabilities were disposed in connection with the disposition of properties during the period indicated:

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                                 2003                     2002
------------------------------------------------------------------------------------------------------------------------------------
Book value of net assets disposed                                                           $ 14,490                $ 269,381
Notes payable paid                                                                                 -                 (147,845)
Notes payable assumed by buyer                                                                     -                  (46,862)
Notes payable transferred to lender                                                          (16,643)                 (58,685)
Accounts payable and other liabilities                                                             -                   17,237
Investment in unconsolidated joint ventures                                                        -                  (26,327)
Discontinued operations - net gain on disposals                                                2,153                    9,619
Gain on sale of real estate, net                                                                   -                    5,802
                                                                                            --------                ---------
  Cash received, net                                                                        $      -                $  22,320
                                                                                            ========                =========
====================================================================================================================================

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

Note 2 - Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, an initial liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 effective December 31, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We did not issue or modify any guarantees during the nine months ended September 30, 2003. See "Guarantees and Guarantees of Indebtedness of Others" contained in Note 4 - "Debt" for additional information.

                                   Page - (9)


     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by FIN No. 46. We did not create any variable interest entities during the nine months ended September 30, 2003. We plan to adopt FIN No. 46 in the fourth quarter of 2003 and do not believe that this adoption will have a significant impact on our financial statements for our existing investments in unconsolidated joint ventures.

     In May 2003, the FASB issued FAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. In October 2003, the FASB decided to indefinitely delay the effective date of the provisions of FAS No. 150 related to finite life entities and also indicated that it may modify other guidance in FAS No. 150. In its original form, we did not anticipate FAS No. 150 having a significant impact on our financial statements. However, that assessment may change if the FASB modifies the guidance in FAS No. 150.

Note 3 - Property Dispositions

     We disposed of 17 and 2 properties through various transactions (including sale, joint venture arrangements, foreclosure and transfer of ownership to the respective lender) during 2002 and 2003. In accordance with FAS No. 144, the operating results of these properties are reflected in either our results from continuing operations or discontinued operations through the respective dates of disposition as discussed below.

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

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Gain/(Loss)   Provision
                              Date of                                     Sales      Reduction       Net      on Sale/     for Asset
Continuing Operations:      Disposition    Property Type        GLA       Price       of Debt     Proceeds   Disposition  Impairment
------------------------------------------------------------------------------------------------------------------------------------
Hagerstown Center          January 2002   1 Outlet Center      487,000   $  80,500    $ (57,914)   $ 12,113    $ 16,793     $ -
Bellport Outlet Center
 - Phases II/III             April 2002   1 Outlet Center      197,000       6,500            -         522        (703)      -
Bridge Properties             July 2002   6 Outlet Centers   1,304,000     118,650     (111,009)          -     (10,288)      -
                                                             ---------   ---------    ---------    --------    --------     ----
  Total                                                      1,988,000   $ 205,650    $(168,923)   $ 12,635    $  5,802     $ -
                                                             =========   =========    =========    ========    ========     ====
====================================================================================================================================

     We have classified the operating results, including gains and losses related to disposition, for certain properties disposed of during 2002 as discontinued operations in the Consolidated Statements of Operations through their respective dates of disposition.

                                  Page - (10)


        The following table summarizes these dispositions.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Gain/(Loss)  Provision
                              Date of                                        Sales    Reduction      Net      on Sale/     for Asset
Discontinued Operations:    Disposition        Property Type       GLA       Price     of Debt     Proceeds   Disposition Impairment
------------------------------------------------------------------------------------------------------------------------------------
Conroe Center                January 2002      1 Outlet Center    282,000  $      -  $(15,621.00)   $(554.00)  $      -    $      -
Edinburgh Center               April 2002      1 Outlet Center    305,000    27,000      (16,317)      9,551     (9,623)          -
Western Plaza                   June 2002   1 Community Center    205,000     9,500       (9,467)        688      2,121           -
Jeffersonville II             August 2002      1 Outlet Center    314,000         -      (17,938)          -     17,121           -
Vero Beach                 September 2002      1 Outlet Center    326,000         -      (25,126)          -          -      12,200
Melrose Place                October 2002   1 Community Center     27,000     2,500       (1,935)        555        990           -
Puerto Rico Center          December 2002      1 Outlet Center    176,000    36,500      (19,202)     13,958          -      15,557
Colorado Properties         December 2002     2 Outlet Centers    808,000    96,000      (74,849)     12,628     15,543           -
                                                                --------- ---------  -----------    --------   --------    ---------
  Total                                                         2,443,000 $ 171,500  $  (180,455)   $ 36,826   $ 26,152    $ 27,757
                                                                ========= =========  ===========    ========   ========    =========
====================================================================================================================================

2003 Dispositions

Latham Center

     On March 31, 2003, PFP Venture LLC (the "PFP Venture"), a joint venture partnership in which we indirectly have an ownership interest of approximately 26.4% as of September 30, 2003, completed the sale of Prime Outlets at Latham (the "Latham Center"), an outlet center located in Latham, New York. The Latham Center, which was one of the Bridge Properties, was sold to 400 Old Loudon Road Realty, LLC for cash consideration of $2,200. The net cash proceeds from the sale were $184, after (i) repayment of $1,870 of existing mortgage indebtedness on the Bridge Properties and (ii) prorations, closing costs and fees. In connection with the sale of the Latham Center, the PFP Venture recorded a gain on the sale of real estate of $117 during the first quarter of 2003. We account for our investment in the Bridge Properties in accordance with the equity method of accounting.

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

     Effective July 24, 2003, John Hancock foreclosed on the Woodbury Center and its related assets and liabilities, including our carrying value of the indebtedness of $16,643 (principal of $16,331 and unamortized debt premium of $312) were transferred to John Hancock. In connection with the foreclosure of the Woodbury Center, we recorded a non-recurring gain on disposition (included in discontinued operations) of $2,153. Foreclosure on the Woodbury Center did not have a material impact on our results of operations or financial condition.

     The operating results of the Woodbury Center are classified as discontinued operations in the Consolidated Statements of Operations through the date of disposition for all periods.

                                  Page - (11)


        The following table summarizes the operating results of all properties classified as discontinued operations in the Consolidated Statements of Operations.

------------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                                   Nine Months Ended
                                                    September 30,                                        September 30,
                                         ------------------------------------------      ------------------------------------------
                                                 2003                    2002                       2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                   $    77                 $ 4,670                      $ 672                  $ 16,539
Percentage rents                                   -                     139                          1                       514
Tenant reimbursements                             60                   2,644                        589                     8,601
Interest and other                                 6                     192                         42                       744
                                             -------                 -------                    -------                ----------
  Total revenues                                 143                   7,645                      1,304                    26,398

Expenses
Property operating                                79                   2,093                        537                     6,598
Real estate taxes                                 36                     901                        314                     3,155
Depreciation and amortization                     31                   1,561                        289                     5,514
Interest                                          73                   2,363                        644                     8,760
Other charges                                      6                    (160)                       124                       336
Provision for asset impairment                     -                  15,557                          -                    27,757
                                             -------                 -------                    -------                ----------
  Total expenses                                 225                  22,315                      1,908                    52,120
                                             -------                 -------                    -------                ----------
Loss before gain on                              (82)                (14,670)                      (604)                  (25,722)
  sale of real estate
Gain on sale of real estate                    2,153                  17,121                      2,153                     9,619
                                             -------                 -------                    -------                ----------
Discontinued operations                      $ 2,071                 $ 2,451                    $ 1,549                $  (16,103)
                                             =======                 =======                    =======                ==========
====================================================================================================================================

Note 4 - Debt

     We have fixed rate tax-exempt revenue bonds collateralized by properties located in Chattanooga, Tennessee (the "Chattanooga Bonds") which contain (i) certain covenants, including a minimum debt-service coverage ratio financial covenant (the "Financial Covenant") and (ii) cross-default provisions with respect to certain of our other credit agreements. Based on the operations of the collateral properties, we were not in compliance with the Financial Covenant for the quarters ended June 30, September 30 and December 31, 2002. In the event of non-compliance with the Financial Covenant or default, the holders of the Chattanooga Bonds (the "Bondholders") had the ability to put such obligations to us at a price equal to par plus accrued interest. On January 31, 2003, we entered into an agreement (the "Forbearance Agreement") with the Bondholders. The Forbearance Agreement provides amendments to the underlying loan and other agreements that enable us to be in compliance with various financial covenants, including the Financial Covenant. So long as we continue to comply with the provisions of the Forbearance Agreement and are not otherwise in default of the underlying loan and other documents through December 31, 2004, the revised financial covenants will govern. Additionally, certain quarterly tested financial covenants and other covenants become effective June 30, 2004. Pursuant to the terms of the Forbearance Agreement, in February 2003 we funded $1,000 into an escrow account to be used for the potential conversion of certain of the retail space to office space in the collateral properties and agreed that an event of default with respect to the other debt obligations related to the collateral properties would also constitute a default under the Chattanooga Bonds. The outstanding balance of the Chattanooga Bonds was $17,920 as of September 30, 2003.

                                  Page - (12)


     Notes payable included unamortized debt premiums of $6,091 in the aggregate at September 30, 2003. Our debt premiums are being amortized over the terms of the related debt instruments in accordance with the effective interest method. Amortization of debt premiums (included in interest expense in the Consolidated Statements of Operations) was $499 and $1,482 for the three and nine months ended September 30, 2003, respectively, and $478 and $1,416 for the three and nine months ended September 30, 2002, respectively.

Defaults on Certain Non-recourse Mortgage Indebtedness

     In December 2002, we notified the servicer of certain non-recourse mortgage loans (cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) totaling $24,919 as of September 30, 2003 that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. At that time, certain of our subsidiaries suspended the regularly scheduled monthly debt service payments. Subsequent to our notification to the servicer, we have been remitting on a monthly basis all available cash flow from the properties, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the lender to accelerate the loan and to exercise various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The lender has notified us that it has accelerated the loans and intends to acquire the properties through a foreclosure action on the collateral properties unless the parties can negotiate a mutually acceptable transfer of the properties to the lender. However, any foreclosure action on, or other transfer of, these properties is not expected to have a material impact on our results of operations or financial condition because we are currently only remitting available cash flow. The aggregate carrying value of these properties was $21,415 as of September 30, 2003. Such amount is exceeded by the aggregate outstanding balance of the non-recourse mortgage loans of $24,919 as of September 30, 2003. Upon foreclosure or transfer of the collateral properties, we will record a non-recurring gain for the difference between the carrying value of the properties and their related net asset, including the outstanding loan balances.

Defeased Notes Payable

     On December 6, 2002, we completed the sale of two outlet centers (together, the "Colorado Properties"), which were part of the 15 properties contained in the collateral pool securing a first mortgage and expansion loan (the "Mega Deal Loan"), which had a then outstanding balance of $338,940. In connection with the release of the Colorado Properties from the collateral pool, we were required to partially defease the Mega Deal Loan. Therefore, the Mega Deal Loan was bifurcated into (i) a defeased portion in the amount of $74,849 (the "Defeased Notes Payable") and (ii) an undefeased portion in the amount of $264,091, which is still referred to as the Mega Deal Loan. Both the Defeased Notes Payable and the Mega Deal Loan (i) bore interest at a fixed-rate of 7.782% through their optional prepayment date of November 11, 2003 and (ii) required monthly payments of principal and interest pursuant to a 30-year amortization schedule. The Mega Deal Loan is secured by the remaining 13 properties contained in the collateral pool.

     We used $79,257 of the gross proceeds from the sale of the Colorado Properties to purchase US Treasury Securities with a par value of $78,277, including accrued interest of $226. The US Treasury Securities were deposited into an escrow account controlled by a trustee (the "Trustee Escrow"). The Trustee Escrow was used to pay all scheduled debt service, including a balloon payment of $73,882 on November 11, 2003, due under the Defeased Notes Payable. The $980 premium we paid for the US Treasury Securities was amortized as a reduction to the interest income (included in interest and other income in the Consolidated Statements of Operations) earned on the Trustee Escrow on basis that approximated the effective interest method.

                                  Page - (13)


     As of September 30, 2003, the outstanding balance of the Defeased Notes Payable was $74,046 and the balance of the Trustee Escrow was $74,103 (included in restricted cash in the Consolidated Balance Sheet). As stated above, on November 11, 2003, the Defeased Notes Payable was repaid in full with the remaining funds in the Trustee Escrow.

     Furthermore, in connection with the partial defeasance of the Mega Deal Loan we amended the Mega Deal Loan so that (i) we were required to fund 10 monthly payments of $500 (an aggregate of $5,000) into a lender escrow to be used as additional cash collateral and (ii) release prices for the remaining 13 properties in the collateral pool were amended to provide for a more orderly refinancing of the Mega Deal Loan. As of September 30, the additional cash collateral had been fully funded and is included in restricted cash in the Consolidated Balance Sheet.

Debt Service Obligations

     The following table summarizes (A) the scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $6,091, (ii) $24,919 of aggregate non-recourse mortgage indebtedness in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" above) and (iii) the Defeased Notes Payable of $74,046, which was paid in full on November 11, 2003 (see above), and
(B) the related average contractual interest rates by year of maturity as of September 30, 2003.

------------------------------------------------------------------------------------------------------------------------------------
                                            Bonds Payable
                                  (including sinking fund payments)        Notes Payable                       Total Debt
                                -----------------------------------  ------------------------     ----------------------------------
                                    Average                            Average                         Average
                                   Interest      Principal            Interest     Principal           Interest         Principal
Years Ended December 31,            Rates        Maturities            Rates       Maturities           Rates          Maturities
------------------------------------------------------------------------------------------------------------------------------------
2003                                6.79%        $    546              7.78%      $ 262,008             7.78%           $ 262,554
2004                                6.34%             726              7.97%          4,571             7.75%               5,297
2005                                6.34%             773              8.58%         11,574             8.44%              12,347
2006                                6.34%             820              8.83%        120,437             8.81%             121,257
2007                                6.34%             878              7.60%          1,002             7.02%               1,880
Thereafter                          6.52%          18,618              7.59%         57,995             7.33%              76,613
                                    ----         --------              ----       ---------             ----            ---------
                                    6.50%        $ 22,361              8.06%      $ 457,587             7.98%           $ 479,948
                                    ====         ========              ====       =========             ====            =========
====================================================================================================================================

     Such indebtedness in the amount of $479,948 had a weighted-average maturity of 2.1 years and bore contractual interest at a weighted-average rate of 7.98% per annum. At September 30, 2003, all of such indebtedness bore interest at fixed rates. Our remaining scheduled principal payments during 2003 for such indebtedness aggregated $262,555, which includes $261,259 related to the Mega Deal Loan. See "Going Concern" for additional information.

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

                                  Page - (14)


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

     In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in (i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of September 30, 2003, we had no carrying value for our investment in these properties.

Guarantees and Guarantees of Indebtedness of Others

HGP Guarantees

     On July 15, 2002, Horizon Group Properties, Inc. and its affiliates ("HGP") announced they had refinanced a secured credit facility (the "HGP Secured Credit Facility") through a series of new loans aggregating $32,500. Prior to the refinancing, we were a guarantor under the HGP Secured Credit Facility in the amount of $10,000. In connection with the refinancing, our guarantee was reduced to a maximum of $4,000 as security for a $3,000 mortgage loan and a $4,000 mortgage loan (collectively, the "HGP Monroe Mortgage Loan") secured by HGP's outlet shopping center located in Monroe, Michigan. In the event the HGP Monroe Mortgage Loan was reduced to $5,000 or less through repayments then our guarantee would be extinguished. In August 2003, HGP repaid $2,000 of the HGP Mortgage Loan and our guarantee obligation was satisfied.

     Additionally, we were a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,129 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. However, the HGP Office Building Mortgage was refinanced in August 2003 and our guarantee obligation was, thus removed.

                                  Page - (15)


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

     In August 2001, we, through affiliates, completed a refinancing of $63,000 of first mortgage loans secured by the Birch Run Center. The refinanced loan (the "Birch Run First Mortgage") (i) has a term of 10-years, (ii) bears interest at an effective rate of 8.12% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, we are required to pay to the Prime/Estein Venture the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 8.12% (the "Interest Rate Subsidy Obligation"). The net present value of the Interest Rate Subsidy Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $1,354 as of September 30, 2003.

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

     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.62% as of September 30, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. We have not recorded any liability related to our guarantee of the Hagerstown First Mortgage; however, in connection with the sale of the Hagerstown Center, we established a reserve for estimated refinancing costs in the amount of $937, which is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of September 30, 2003. See Note 3 - "Property Dispositions" for additional information.

                                  Page - (16)


Second Horizon First Mortgage Loan

     In April 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. ("CCP") which released Horizon from future obligations under a long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii. In connection with an amendment of the Second Horizon Group Limited Partnership ("Second Horizon") agreement (the "Amended Partnership Agreement"), Horizon transferred to an affiliate of CCP (the "CCP Affiliate") substantially all of Horizon's economic interest, but not legal title, in an outlet center (the "Lake Elsinore Center") in Lake Elsinore, California. The Lake Elsinore Center is one of five properties owned by Second Horizon which jointly and severally secure a non-recourse, first mortgage loan (the "Second Horizon Mortgage Loan"). As a result of our merger with Horizon in June 1998, we own the economic interests of the other four properties (the "Prime Properties") and legal title to all five entities. The outstanding balance of the Second Horizon Mortgage Loan as of September 30, 2003 was $94,586, of which $66,330 was allocated to the Prime Properties and is included in notes payable in our Consolidated Balance Sheet as of that date. The remaining $28,034 outstanding as of September 30, 2003 was allocated to the Lake Elsinore Center.

     We, through our affiliates, assumed certain obligations under the Amended Partnership Agreement with respect to the Second Horizon Mortgage Loan in connection with our merger with Horizon in June 1998. Specifically, we are obligated to contribute sufficient capital to Second Horizon (i) for certain operating expenses associated with the Prime Properties and (ii) to satisfy the outstanding balances of the allocated loan amounts for the Prime Properties under the Second Horizon Mortgage Loan (including any associated expenses) to enable the Second Horizon Mortgage Loan to be repaid in full at its optional prepayment date of October 11, 2006. CCP Affiliate and its parent company are similarly obligated with respect to the Lake Elsinore Center. No claims have been made with respect to these obligations and we have not recorded any liability related to these obligations as of September 30, 2003.

Mandatory Redemption Obligation

     On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT PRT Bridge Acquisition LLC ("FRIT"), a third-party joint venture partner, (i) a 13% return on its initial $17,236 of invested capital and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") by December 31, 2003. As of September 30, 2003, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $14,489 (included in accounts payable and other liabilities in the Consolidated Balance Sheet). See "Going Concern" for additional information.

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

                                  Page - (17)


     As of September 30, 2003, our Mega Deal Loan had an outstanding principal balance of $261,259. The Mega Deal Loan had an optional prepayment date of November 11, 2003 and an outstanding principal balance of $260,681 on such date. As discussed below, certain restrictions have been placed upon us with respect to refinancing the Mega Deal Loan. The Mega Deal Loan was not repaid on the optional prepayment date and as a result the interest rate shall be increased by up to 5.0% to 12.782%. Additionally, commencing on November 11, 2003 the lender may retain all excess cash flow from the 13 properties which secure the Mega Deal Loan. Any excess cash flow retained by the lender can be applied to principal after payment of interest. The aforementioned increase in the Mega Deal Loan's interest rate and the potential loss of excess cash flow from the 13 properties could have severe consequences on our ability to fund our operations.

     We currently believe a shortfall could occur with respect to refinancing the Mega Deal Loan because we may be unable to place mortgage indebtedness at commercially reasonable terms on all of the properties in the current collateral pool. We are actively marketing for sale several of the collateral properties because their sale could alleviate some or all of any potential shortfall. We also continue to evaluate other capital raising activities, such as the placement of mezzanine level debt on certain of the collateral properties. We caution that our assumptions regarding the refinancing and sale of the collateral properties are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion and which may adversely impact our ability to consummate various asset sales or other capital raising activities.

     On July 8, 2003, an affiliate of The Lightstone Group, LLC ("Lightstone") and the Company entered into a merger agreement (the "Merger Agreement") pursuant to which the Company would be acquired by such affiliate (the "Merger" or the "Transaction"). (See Note 10 - "Merger Agreement" for additional information.) In connection with the execution of the Merger Agreement, certain restrictions were placed on us with respect to the refinancing of the Mega Deal Loan. Specifically, we were restricted from negotiating or discussing the refinancing of the properties securing the Mega Deal Loan with any lenders until September 15, 2003, at which time we were permitted to discuss refinancing of the Mega Deal Loan with certain enumerated lenders. However, we are precluded from closing any loans relating to the refinancing of the Mega Deal Loan until January 11, 2004. Lightstone is obligated to (i) pay (A) one-half of the additional interest incurred by us between November 11, 2003 and December 31, 2003, and (B) all of the additional interest incurred by us between January 1, 2004 and January 11, 2004 with respect to the Mega Deal Loan and (ii) loan us, at a rate of 7% and for a term of not less than one year, an amount equal to any excess cash flow retained by the lender and applied to principal under the Mega Deal Loan commencing on November 11, 2003 and through January 11, 2004.

     In addition to the restrictions with respect to the refinancing of the Mega Deal Loan discussed above, pursuant to the terms of the Merger Agreement, we have also agreed to certain conditions pending the closing of the Transaction. These conditions provide for certain restrictions with respect to our operating and refinancing activities (see Note 10 - "Merger Agreement" for additional information). These restrictions could adversely affect our liquidity in addition to our ability to refinance the Mega Deal Loan in a timely and orderly fashion.

     If the Merger Agreement is terminated under certain circumstances, we would be required to make payments to Lightstone ranging from $3,500 to $6,000 which would adversely affect our liquidity. See Note 10 - "Merger Agreement" for additional information.

                                  Page - (18)


     In connection with the completion of the sale of the Bridge Properties in July 2002, we guaranteed to FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of the Mandatory Redemption Obligation by December 31, 2003. As of September 30, 2003, the Mandatory Redemption Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $14,489.

     We continue to seek to generate additional liquidity to repay the Mandatory Redemption Obligation through the placement of additional indebtedness on the Bridge Properties. There can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 properties which secure the Mega Deal Loan. Because the Mandatory Redemption Obligation is secured by some of our partnership interests in the 13 properties which secure the Mega Deal Loan, we may be required to repay the Mandatory Redemption Obligation before, or in connection with, the refinancing of the Mega Deal Loan. Additionally, any change in control with respect to us accelerates the Mandatory Redemption Obligation.

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

     As previously discussed, we currently have a Forbearance Agreement in place with respect to our Chattanooga Bonds in the amount of $17,920. However, based on our current projections, we believe we will not be in compliance with certain quarterly tested financial covenants when they become effective on June 30, 2004 which would enable the Bondholders to elect to put the Chattanooga Bonds to us at their par amount plus accrued interest. We continue to explore opportunities to (i) obtain alternative financing from other financial institutions, (ii) sell the properties securing the Chattanooga Bonds and (iii) explore other possible capital transactions in order to generate cash to repay the Chattanooga Bonds. There can be no assurance that we will be able to complete any such activity sufficient to repay the amount outstanding under the Chattanooga Bonds in the event the Bondholders are able and elect to exercise their put rights.

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

                                  Page - (19)


     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. On November 15, 2003 we will be in arrears on 16 quarters of preferred stock distributions due February 15, 2000 through November 15, 2003, respectively.

     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of September 30, 2003, unpaid dividends for the period beginning on November 16, 1999 through September 30, 2003 on our Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock") aggregated $23,395 and $64,460, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2003 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

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

     Certain tenants in our and our affiliates' outlet centers have made or may make allegations concerning overcharging for common area maintenance ("CAM") and promotion fund charges because of varying clauses in their leases pursuant to which they claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims if asserted and found meritorious, could have a material affect on our financial condition.
Determination of whether liability would exist to us would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively. To date such issues have been raised and resolved with various tenants, some of which at one time or another were the subject of litigation, or threatened litigation with us. Additionally, on April 9, 2003, Gap Inc. notified us that it believes it is entitled to a refund of certain pass-through charges as a result of certain clauses in its leases. The Company and Gap, Inc. are in discussions concerning the claims of Gap, Inc.

     In the second quarter of 2002, we recorded a non-recurring charge to establish a reserve in the amount of $3,000 for resolution of these matters. This reserve was estimated in accordance with our established policies and procedures concerning loss contingencies for additional information. The balance of the unused reserve (which is included in the accounts payable and other liabilities in the Consolidated Balance Sheet) is $2,240 as of September 30, 2003. Based on presently available information, we believe it is probable the remaining reserve will be utilized over the next several years in resolving claims relating to the pass-through and promotional fund provisions contained in our leases, inclusive of amounts that may be owed, if any, to Gap Inc. We caution, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate. No other such tenant, however, has filed a suit or indicated to us that it intends to file a suit. Nevertheless, it is too early to make any predictions as to whether we or our affiliates may be found liable with respect to other tenants, or to predict damages should liability be found.

                                  Page - (20)


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

     Several entities (the "eOutlets Plaintiffs") filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against us and our affiliates arising out of our on-line venture, primeoutlets.com. inc., also known as eOutlets, an affiliate of ours. primeoutlets.com, inc. filed for protection under Chapter 7 of the United States Bankruptcy Code in November of 2000 under the name E-Outlets Resolution Corp. (the "Debtor"). The eOutlets Plaintiffs sought to hold us and our affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., including the theories that we guaranteed the obligations of eOutlets and that we were the "alter-ego" of eOutlets. Other than the suit filed on November 5, 2002 and discussed below, these eOutlets Lawsuits against us have been resolved or are now barred by the applicable statute of limitations or otherwise. On November 5, 2002, the bankruptcy trustee for the Debtor brought suit against Prime Retail, L.P., Prime Retail, Inc., and Prime Retail E-Commerce, Inc. (the "Entity Defendants") and certain former directors of the Debtor (the "Individual Defendants"). Motions to dismiss the suit were filed by all Defendants and a hearing was held on September 23, 2003. After the hearing, the Trustee's remaining claims involve promissory estoppel, breach of contract, breach of fiduciary duty, tortious interference with prospective business advantage, and preferences against the Entity Defendants, and breach of fiduciary duty and gross negligence against the individual defendants. We have tendered the suit, both as to the Entity Defendants and Individual Defendants, to the Directors' and Officers' insurance carrier. All Defendants believe the suit is without merit and plan on defending it vigorously. Nevertheless, the outcome of this lawsuit, and the ultimate liability of us, if any, cannot be predicted at this time.

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

                                  Page - (21)


     On August 29, 2003, the Company received notice of a purported class action lawsuit against the Company, the Company's board of directors, Prime Outlets Acquisition Company, LLC and The Lightstone Group, LLC (collectively, "Lightstone") filed by four related series A preferred stockholders (the "Plaintiffs"), in the Circuit Court for Baltimore City, Maryland (the "Court") on August 12, 2003 concerning the Merger. The lawsuit alleges, among other things, that the Company's directors breached their fiduciary duties in approving the Merger, that the consideration payable in respect of the series A preferred stock is unfair and inadequate and that the information made available by the Company in connection with the transaction is deficient. The plaintiffs sought, among other things, that the transaction contemplated by the Merger Agreement be enjoined or, in the event such transaction is consummated, that it be rescinded and damages be awarded to class members. On September 29, 2003, the defendants filed a motion to dismiss the original complaint. In response, on October 8, 2003, the Plaintiffs filed a Verified First Amended Class Action
Complaint  along  with  a  motion  for  expedited   proceedings  and  subsequent
preliminary injunction hearing. After a court conference, the Plaintiffs converted their motion for a preliminary injunction into one for a temporary restraining order seeking to enjoin the special meeting for and the scheduled vote on the transaction. The Court held a hearing on the defendants' motion to dismiss and the motion for temporary restraining order on October 24 and 28, 2003. On October 28, 2003, the Plaintiffs announced that they were withdrawing their request for injunctive relief, and would not seek to prevent the special meeting from occurring. The Court ruled that it would dismiss the First Amended Complaint, but allow the Plaintiffs 30 days to file a second amended complaint.

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

     As of September 30, 2003 our interests in joint venture partnerships included (i) three outlet centers owned by the Prime/Estein Venture and (ii) five properties owned by the PFP Venture. The Prime/Estein Venture owns the Birch Run Center, the Williamsburg Center and the Hagerstown Center which contain an aggregate 1,485,000 square feet of GLA. The PFP Venture owns the Bridge Properties (Prime Outlets at Anderson, Prime Outlets at Calhoun, Prime Outlets at Gaffney, Prime Outlets at Lee and Prime Outlets at Lodi) which contain an aggregate 1,261,000 square feet of GLA.

     Our equity in earnings of unconsolidated joint venture partnerships was $521 and $2,273 during the three and nine months ended September 30, 2003, respectively, and $255 and $(181) during the three and nine months ended September 30, 2002, respectively. Our equity in earnings of unconsolidated joint venture partnerships is included in interest and other income in the Consolidated Statements of Operations.

     The following summarizes unaudited condensed financial information for our investment in unconsolidated joint venture partnerships:

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                        ----------------------------------      ---------------------------------
                                                              2003                2002                2003                2002
------------------------------------------------------------------------------------------------------------------------------------
Total revenues                                             $ 14,599            $ 12,945            $ 43,791            $ 30,753
Total expenses                                               12,705              10,892              38,323              28,298
                                                           --------            --------            --------            --------
  Net income                                               $  1,894            $  2,053            $  5,468            $  2,455
                                                           ========            ========            ========            ========
====================================================================================================================================

                                  Page - (22)


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

     Pro-forma information regarding net income and earnings per share is required by FAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if we had accounted for our stock compensation under the fair value method of that statement. Under the fair value method of FAS No. 123, we would have recognized no additional compensation expense during the three and nine months ended September 30, 2003 and 2002.


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

     During the third quarter of 2002, certain events and circumstances occurred, including changes to our anticipated holding periods, reduced occupancy and limited leasing success, that indicated certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $81,619 representing the write-down of these properties to their estimated fair values in accordance with the requirements of FAS No. 144.

Non-recurring Other Charges

     During the second quarter of 2002, we recorded a non-recurring charge in the amount of $3,000 to establish a reserve for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges. We had previously recorded a non-recurring charge in the amount of $2,000 to establish a reserve for similar matters during the fourth quarter of 2001. To date, we have entered into settlement agreements, which provided for payments aggregating $2,760, of which $2,607 was paid in 2002 and $153 was paid in January 2003. The remaining reserve of $2,240 is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of September 30, 2003. See Note 6 - "Legal Proceedings" for additional information.

                                  Page - (23)


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

     We are currently a party to the Merger Agreement (dated as of July 8, 2003 and as amended by that first amendment dated as of September 3, 2003, and as otherwise amended), with Prime Outlets Acquisition Company, LLC (the "Buyer"), a Delaware limited liability company which is an affiliate of Lightstone, a New Jersey-based real estate company, which provides for us to be merged with and into the Buyer. Consummation of the Transaction is subject to a number of conditions including the approval of the Transaction and the Merger Agreement by the holders of at least 66 2/3% of both our Series A Senior Preferred Stock and Series B Convertible Preferred Stock, each voting separately as a class, and the approval of a majority of our common stockholders voting as a separate class, as well as other customary approvals.

     The Transaction, which will result in aggregate consideration of $115,514 payable to our stockholders and unit holders, has a total value of approximately $638,000, including debt expected to be assumed by the Buyer. Under the terms of the Merger Agreement, each holder of our Series A Senior Preferred Stock will receive cash in the amount of $18.40 per share, each holder of our Series B Convertible Preferred Stock will receive cash in the amount of $8.169 per share, and each holder of our common stock will receive cash in the amount of $0.17 per share.

     Pursuant to the terms of the Merger Agreement, the Buyer and the Company have agreed to certain conditions pending the closing of the Transaction. These conditions provide for certain restrictions with respect to our operating and refinancing activities, including our refinancing of the Mega Deal Loan (see
Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information).

     Our board of directors, as well as a special committee comprised of disinterested members of the board of directors (the "Special Committee"), have approved the Transaction and the Merger Agreement and recommended that the stockholders vote in favor of the Transaction. Because our charter does not address the allocation of consideration among our various classes of capital stock in the Transaction, such allocation was determined by the Special Committee and approved by the board of directors. Houlihan Lokey Howard & Zukin Capital acted as financial advisor to the Special Committee and Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an affiliate of Houlihan Lokey Howard & Zukin Capital, has provided an opinion to the Special Committee and our board of directors that the consideration to be received by each of the classes of our stock, considered independently, is fair to such respective classes, from a financial point of view.

     Formal documentation relating to the Transaction and the Merger Agreement has been filed with the Securities and Exchange Commission and sent to our stockholders and limited partners.

                                  Page - (24)


     Concurrent with the consummation of the Transaction, the agreement of limited partnership of the Operating Partnership will be amended and restated (the "Amended Partnership Agreement") pursuant to which holders of common units in the Operating Partnership (other than common units held by us) will have the opportunity to exchange all, but not less than all, of their units for a like number of preferred units in the Operating Partnership ("Preferred Unit"). Each holder of Preferred Units will be entitled to require the Operating Partnership to redeem all of such holder's Preferred Units for an amount per unit equal to $0.17 (the consideration paid for a share of common stock of the Company in the Transaction) plus accrued and unpaid distributions at the rate of 6% per annum. In addition, the Amended Partnership Agreement contains certain tax related provisions that, subject to certain exceptions, will benefit holders of Preferred Units for a period of seven years including restrictions on the sale of properties and requirements to allocate debt in a certain manner.

     We have agreed to pay the Buyer a termination fee of $4,500, plus expenses of up to $1,500, if the Transaction is not completed under certain circumstances, including our election to pursue an alternative transaction. In certain other circumstances in which the Transaction has not been completed, including the failure to obtain the stockholder approval of the Transaction, a termination fee will not be payable but we have agreed to reimburse the Buyer for its expenses up to $3,500. As collateral for these obligations, we also entered into an agreement with Lightstone providing for the assignment of our rights to, and interest in, an escrow of $2,800 which was established in connection with our sale of Prime Outlets of Puerto Rico in December 2002 to an affiliate of Lightstone.

     The special meeting of stockholders (the "Special Meeting") for the purpose of, among other things, voting on the Transaction was originally scheduled for Thursday, October 30, 2003. On October 30, 2003, we announced that the Special Meeting had been adjourned to November 4, 2003 and later announced on November 4, 2003 that the Special Meeting had been adjourned again until Tuesday, November 18, 2003 to provide stockholders with additional time to cast their vote on the Transaction. Before the adjournment of the Special Meeting on October 30, 2003, our common stockholders approved an amendment to our charter to reduce the required vote of the common stockholders to approve a merger from two-thirds to a majority.

     There can be no assurance as to the timing, terms or completion of the Transaction.

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

     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. Our operations are substantially conducted through the Operating Partnership. We have an 80% general partnership interest in the Operating Partnership with full and complete control over its management, not subject to removal by the limited partners. We are dependent upon the distributions or other payments from the Operating Partnership to meet our financial obligations. Historical results and percentage relationships set forth herein are not necessarily indicative of future operations.

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

                                  Page - (27)


Outlet Center Portfolio

Portfolio GLA and Occupancy

     Our outlet center portfolio size reflects (i) our past development (both new outlet centers and expansions to outlet centers) and acquisition activities and (ii) our more recent disposition activities. Our outlet portfolio (including properties owned through joint venture partnerships) consisted of 35 properties totaling 9,976,000 square feet of gross leasable area ("GLA") at September 30, 2003 compared to 40 properties totaling 11,253,000 square feet of GLA at September 30, 2002 and 38 properties totaling 10,269,000 square feet of GLA at December 31, 2002. The change in our outlet center GLA is because of certain property dispositions, which are discussed below. Our outlet center portfolio was 85.3% and 86.8% occupied as of September 30, 2003 and 2002, respectively. The weighted-average occupancy of our outlet center portfolio (excluding those properties disposed of whose results are included in discontinued operations) during the three months ended September 30, 2003 and 2002 was 84.4% and 86.7%, respectively. The weighted-average occupancy of our outlet center portfolio
(excluding those properties disposed of whose results are included in discontinued operations) during the nine months ended September 30, 2003 and 2002 was 85.2% and 87.0%, respectively.

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

2002 Dispositions

     During 2002, we completed transactions involving 17 properties aggregating 4,431,000 square feet of GLA. These transactions included (i) the sale of seven outlet centers aggregating 1,791,000 square feet of GLA into joint venture arrangements, (ii) the sale of five (including one consisting of 197,000 square feet of GLA that we partially owned through an unconsolidated joint venture) outlet centers aggregating 1,486,000 square feet of GLA to unrelated third parties, (iii) the foreclosure sale and/or transfer of three outlet centers aggregating 922,000 square feet of GLA to the applicable lender and (iv) the sale of two community centers aggregating 232,000 square feet of GLA to unrelated third parties.

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

                                  Page - (28)


2003 Dispositions

     During 2003, we completed transactions involving 2 properties aggregating 293,000 square feet of GLA. These transactions included (i) the sale of one outlet center, Prime Outlets at Latham (the "Latham Center") consisting of
43,000 square feet of GLA that we partially owned through an unconsolidated joint venture and (ii) the foreclosure sale of one outlet center aggregating 250,000 square feet of GLA to the applicable lender. We accounted for our ownership interest in the Latham Center in accordance with the equity method of accounting through its date of disposition. The operating results of the other disposed property through its respective date of disposition have been classified as discontinued operations in the accompanying Consolidated Statements of Operations.

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with the requirements of FAS No. 144, we have classified the operating results, including gains and losses related to disposition, for certain properties disposed of during 2003 and 2002 as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented. The operating results for properties that were sold into joint venture partnerships during 2002 have not been classified to discontinued operations in the accompanying Consolidated Statements of Operations because we still retain a significant continuing involvement in their operations. Such properties and/or their operating results through the dates of their respective disposition are collectively referred to as the "2002 Joint Venture Properties". The following discussion and tables regarding operating results for the comparable periods are reflective of the classification requirements under FAS No. 144 and relate to operating results from continuing operations unless otherwise indicated.

     The table set forth below summarizes certain information with respect to our outlet centers as of September 30, 2003 (see Note 4 - "Debt" of the Notes to Consolidated Financial Statements contained herein for additional information with respect to indebtedness on our Properties):


------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Grand          GLA         Occupancy
Outlet Centers                                                                Opening Date         (Sq. Ft.)    Percentage (1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Fremont - Fremont, Indiana                                   October 1985        229,000               81%

Prime Outlets at Birch Run (2) - Birch Run, Michigan                        September 1986        724,000               85

Prime Outlets at Williamsburg (2) - Williamsburg, Virginia                      April 1988        274,000               99

Prime Outlets at Pleasant Prairie - Kenosha, Wisconsin                      September 1988        269,000               97

Prime Outlets at Burlington - Burlington, Washington                              May 1989        174,000               88

Prime Outlets at Queenstown - Queenstown, Maryland                               June 1989        221,000               99

Prime Outlets at Hillsboro - Hillsboro, Texas                                 October 1989        359,000               88

Prime Outlets at Oshkosh - Oshkosh, Wisconsin                                November 1989        260,000               89

Prime Outlets at Warehouse Row (4) - Chattanooga, Tennessee                  November 1989         95,000               69

Prime Outlets at Perryville - Perryville, Maryland                               June 1990        148,000               96

Prime Outlets at Sedona - (5) Sedona, Arizona                                  August 1990         82,000               90

Prime Outlets at San Marcos - San Marcos, Texas                                August 1990        549,000               82

Prime Outlets at Anderson - (3) Anderson, California                           August 1990        165,000               95

                                  Page - (29)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                    Grand            GLA        Occupancy
Outlet Centers                                                               Opening Date      (Sq. Ft.)       Percentage(1)
------------------------------------------------------------------------------------------------------------------------------------

Prime Outlets at Post Falls - (5) Post Falls, Idaho                              July 1991        179,000               62%

Prime Outlets at Ellenton - Ellenton, Florida                                 October 1991        481,000               99

Prime Outlets at Morrisville - Raleigh - Durham, North Carolina               October 1991        187,000               78

Prime Outlets at Naples - Naples/Marco Island, Florida                       December 1991        146,000               84

Prime Outlets at Niagara Falls USA - Niagara Falls, New York                     July 1992        534,000               86

Prime Outlets at Calhoun - (3) Calhoun, Georgia                               October 1992        254,000               86

Prime Outlets at Bend - (5) Bend, Oregon                                     December 1992        132,000               90

Prime Outlets at Jeffersonville I - Jeffersonville, Ohio                         July 1993        407,000               93

Prime Outlets at Gainesville - Gainesville, Texas                              August 1993        316,000               62

Prime Outlets at Grove City - Grove City, Pennsylvania                         August 1994        533,000              100

Prime Outlets at Huntley - Huntley, Illinois                                   August 1994        282,000               68

Prime Outlets at Florida City - Florida City, Florida                       September 1994        208,000               68

Prime Outlets at Pismo Beach - Pismo Beach, California                       November 1994        148,000               97

Prime Outlets at Tracy - Tracy, California                                   November 1994        153,000               94

Prime Outlets at Odessa - Odessa, Missouri                                       July 1995        296,000               64

Prime Outlets at Darien (6) - Darien, Georgia                                   July 1995         307,000               57

Prime Outlets at Gulfport (7) - Gulfport, Mississippi                       November 1995         306,000               84

Prime Outlets at Lodi -  (3)Burbank, Ohio                                   November 1996         313,000               86

Prime Outlets at Gaffney (3) (6) -  Gaffney, South Carolina                 November 1996         305,000               91

Prime Outlets at Lee - (3) Lee, Massachusetts                                   June 1997         224,000               95

Prime Outlets at Lebanon -  Lebanon, Tennessee                                 April 1998         229,000               87

Prime Outlets at Hagerstown (2) -  Hagerstown, Maryland                       August 1998         487,000               82
                                                                                                ---------              ---
Total Outlet Centers (8)                                                                        9,976,000               85%
                                                                                                =========              ===
====================================================================================================================================

Notes:
(1) Percentage reflects occupied space as of September 30, 2003 as a percent of available square feet of GLA.
(2) Through affiliates, we have a 30% ownership interest in the joint venture partnership that owns this outlet center.
(3) Through affiliates, we have an ownership interest of approximately 26.4% in the joint venture partnership that owns this outlet center as of September 30, 2003.
(4) We own a 2% partnership interest as the sole general partner in this property, but are entitled to 99% of the property's operating cash flow and net proceeds from a sale or refinancing. This mixed-use development also includes approximately 154,000 square feet of office space, not included in this table, which was 95% occupied as of September 30, 2003.
(5) Non-recourse mortgage loans cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona are currently in default and we are in the process of negotiating a transfer of our ownership interests in these outlet centers to the lender. See
        Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.
(6) We operate this outlet center pursuant to a long-term ground lease under which we receive the economic benefit of a 100% ownership interest.
(7) The real property on which this outlet center is located is subject to a long-term ground lease.
(8) Excludes Oxnard Factory Outlet. Through an affiliate, we have a 50% legal ownership interest in the joint venture partnership that owns this outlet center. However, we are currently receiving no economic benefit from the Oxnard Factory Outlet.

                                  Page - (30)


Results of Operations

Table 1 - Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------

                                                Three Months Ended        2003 vs. 2002      Nine Months Ended     2003 vs. 2002
                                                                       -----------------                         -----------------
                                                  September 30,                      %         September 30,                    %
                                                --------------------                       --------------------
                                                 2003         2002      Change     Change     2003       2002      Change     Change
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Base rents                                     $ 19,001    $ 19,622   $   (621)    -3.2%   $ 55,934   $  66,096   $(10,162)   -15.4%
Percentage rents                                    404         834       (430)   -51.6%      1,853       2,589       (736)   -28.4%
Tenant reimbursements                            10,676      11,424       (748)    -6.5%     32,921      36,498     (3,577)    -9.8%
Interest and other                                2,892       3,664       (772)   -21.1%     10,573       8,737      1,836     21.0%
                                               --------    --------   --------    -----    --------   ---------   --------    ------
  Total revenues                                 32,973      35,544     (2,571)    -7.2%    101,281     113,920    (12,639)   -11.1%

Expenses
Property operating                                8,936       9,927       (991)   -10.0%     28,184      30,687     (2,503)    -8.2%
Real estate taxes                                 2,600       2,999       (399)   -13.3%      8,392      10,012     (1,620)   -16.2%
Depreciation and amortization                     6,645       8,229     (1,584)   -19.2%     20,948      27,446     (6,498)   -23.7%
Corporate general and administrative              5,253       3,366      1,887     56.1%     13,247       9,662      3,585     37.1%
Interest                                         11,700      13,693     (1,993)   -14.6%     34,929      47,831    (12,902)   -27.0%
Other charges                                     1,556       1,667       (111)    -6.7%      2,979       8,372     (5,393)   -64.4%
Provision for asset impairment                        -      81,619    (81,619)      n/m      6,590      81,619    (75,029)      n/m
                                               --------    --------   --------    -----    --------   ---------   --------    ------
  Total expenses                                 36,690     121,500    (84,810)   -69.8%    115,269     215,629   (100,360)   -46.5%
                                               --------    --------   --------    -----    --------   ---------   --------    ------
Loss before gain on sale of real estate          (3,717)    (85,956)    82,239    -95.7%    (13,988)   (101,709)    87,721    -86.2%
Gain on sale of real estate, net                      -           -          -       n/m          -       5,802     (5,802)      n/m
                                               --------    --------   --------    -----    --------   ---------   --------    ------
Loss from continuing operations                  (3,717)    (85,956)    82,239    -95.7%    (13,988)    (95,907)    81,919    -85.4%
Discontinued operations, including gains of
  $2,153 on dispositions in 2003 periods,
  respectively, and gains of $17,121 and
  $9,619 in 2002 periods, respectively            2,071       2,451       (380)      n/m      1,549     (16,103)    17,652       n/m
                                               --------    --------   --------    -----    --------   ---------   --------    ------
Net loss                                         (1,646)    (83,505)    81,859    -98.0%    (12,439)   (112,010)    99,571    -88.9%
Allocations to preferred shareholders            (5,668)     (5,668)         -      0.0%    (17,004)    (17,004)         -      0.0%
                                               --------    --------   --------    -----    --------   ---------   --------    ------
Net loss applicable to common shares           $ (7,314)   $(89,173)  $ 81,859    -91.8%   $(29,443)  $(129,014)  $ 99,571    -77.2%
                                               ========    ========   ========    =====    ========   =========   ========    ======

Basic and diluted earnings per common share:
Loss from continuing operations                $  (0.22)   $  (2.11)                       $  (0.72)  $  (2.59)
Discontinued operations                            0.05        0.06                            0.04      (0.37)
                                               --------    --------                        --------   --------
  Net loss                                     $  (0.17)   $  (2.05)                       $  (0.68)  $  (2.96)
                                               ========    ========                        ========   ========

Weighted-average common shares
  outstanding - basic and diluted                43,578      43,578                          43,578     43,578
                                               ========    ========                        ========   ========
====================================================================================================================================

                                  Page - (31)


Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

Summary

     We reported losses from continuing operations of $3,717 and $85,956 for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, the net loss applicable to our common shareholders was $7,314, or $0.17 per common share. For the three months ended September 30, 2002, the net loss applicable to our common shareholders was $89,173, or $2.05 per common share.

     During the three months ended September 30, 2003, we reported a gain from discontinued operations of $2,071, or $0.05 per common share. This gain from discontinued operations included a gain related to dispositions of $2,153.
During the three months ended September 30, 2002, we reported a gain from discontinued operations of $2,451, or $0.06 per common share. This gain from discontinued operations included (i) a gain related to dispositions of $17,121 and (ii) a provision for asset impairment of $15,557.

     The 2002 results from continuing operations include a third quarter provision for asset impairment of $81,619, or $1.87 per common share.

Revenues

     Total revenues were $32,973 for the three months ended September 30, 2003 compared to $35,544 for the same period in 2002, a decrease of $2,571, or 7.2%. Base rents decreased $621, or 3.2%, to $19,001 in 2003 compared to $19,622 in 2002. These decreases are primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and (iiii) the reduction in outlet center occupancy during the 2003 period. Straight-line rent (expense), included in base rent was $18 and $(255) for the three months ended September 30, 2003 and 2002, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $430, or 51.6%, to $404 during the three months ended September 30, 2003 compared to $834 for the same period in 2002. This decrease was primarily due to (i) transactions involving the 2002 Joint Venture Properties and (ii) changes in economic rental rates.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $748, or 6.5%, to $10,676 during the three months ended September 30, 2003 compared to $11,424 for the same period in 2002. This decline is primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and
(iii) the reduced aggregate outlet center weighted-average occupancy during the 2003 period.

     As shown in TABLE 2, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 92.5% during the three months ended September 30, 2003 compared to 88.4% for the same period in 2002. This increase reflects the aforementioned changes in economic rental rates.

                                  Page - (32)


Table 2 - Tenant Recoveries as a Percentage of Total Recoverable Expenses


------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                   2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
Tenant reimbursements                                                          $ 10,676               $ 11,424
                                                                               ========               ========

Recoverable Expenses:
Property operating                                                             $  8,936               $  9,927
Real estate taxes                                                                 2,600                  2,999
                                                                               --------               --------
  Total recoverable expenses                                                   $ 11,536               $ 12,926
                                                                               ========               ========

Tenant reimbursements as a percentage
  of total recoverable expenses                                                   92.5%                  88.4%
                                                                               ========               ========
====================================================================================================================================

     Interest and other income decreased by $772, or 21.1%, to $2,892 during the three months ended September 30, 2003 compared to $3,664 for the same period in 2002. This decrease reflects lower (i) interest income of $364, (ii) other income of $249, (iii) gains on sales of outparcel land of $195, (iv) lease termination income of $86, (v) leasing commissions of $86 and (vi) municipal assistance income of $58, partially offset by higher equity in earnings of unconsolidated joint venture partnerships of $266.

Expenses

     Property operating expenses decreased by $991, or 10.0%, to $8,936 during the three months ended September 30, 2003 compared to $9,927 for the same period in 2002. Real estate taxes expense decreased by $399, or 13.3%, to $2,600 during the three months ended September 30, 2003 compared to $2,999 for the same period in 2002. The decrease in property operating expenses is primarily because of (i) the transactions involving the 2002 Joint Venture Properties and (ii) reduced marketing costs during the 2003 period. The decrease in real estate taxes expense is primarily attributable to (i) the transactions involving the 2002 Joint Venture Properties and (ii) reduced assessments on certain properties.

     As shown in TABLE 3, depreciation and amortization expense decreased by $1,584 or 19.2%, to $6,645 during the three months ended September 30, 2003 compared to $8,229 for the same period in 2002. This decrease was primarily due to (i) a reduction in depreciation and amortization resulting from certain provisions for asset impairment recorded during 2002 and 2003 and (ii) the transactions involving the 2002 Joint Venture Properties.

Table 3  - Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense for the three months ended September 30, 2003 and 2002 are summarized as follows:


------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                    2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Building and improvements                                                        $ 3,133                 $ 4,695
Land improvements                                                                    935                     944
Tenant improvements                                                                2,167                   1,935
Furniture and fixtures                                                               365                     606
Leasing commissions                                                                   45                      49
                                                                                 -------                 -------
  Total                                                                          $ 6,645                 $ 8,229
                                                                                 =======                 =======
====================================================================================================================================

                                  Page - (33)


     As shown in TABLE 4, interest expense decreased by $1,993, or 14.6%, to $11,700 during the three months ended September 30, 2003 compared to $13,693 for the same period in 2002. This decrease reflects (i) lower interest incurred, excluding defeased debt, of $2,883, (ii) a decrease in amortization of deferred financing costs of $628 and (iii) higher amortization of debt premiums of $21. Partially offsetting these items was interest expense of $1,539 associated with certain mortgage debt that was defeased in December 2002. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

        The decrease in interest incurred, excluding defeased debt, is primarily attributable to (i) a reduction of approximately $15,476 in our weighted-average debt outstanding, excluding debt premiums, during the three months ended September 30, 2003 compared to the same period in 2002 and (ii) a decrease in the weighted-average contractual interest rate on our debt for the three months ended September 30, 2003 compared to the same period in 2002. The decrease in weighted-average debt outstanding was primarily attributable to asset dispositions. The weighted-average contractual interest rates for the 2003 and 2002 periods were approximately 8.07% and 8.76%, respectively.

Table 4 - Components of Interest Expense

     The components of interest expense for the three months ended September 30, 2003 and 2002 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                                                    2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Interest incurred                                                               $ 10,256                $ 13,139
Amortization of deferred financing costs                                             404                   1,032
Amortization of debt premiums                                                       (499)                   (478)
Interest incurred - defeased debt                                                  1,539                       -
                                                                                --------                --------
  Total                                                                         $ 11,700                $ 13,693
                                                                                ========                ========
====================================================================================================================================

     Other charges decreased by $111, or 6.7%, to $1,556 for the three months ended September 30, 2003 compared to $1,667 for same period in 2002. This decrease reflects lower (i) other expenses of $88 and (ii) bad debt expense of $23.

     Corporate general and administrative expenses increased by $1,987, or 59.0%, to $5,253 during the three months ended September 30, 2003 compared to $3,366 for the same period in 2002. This increase is primarily attributable to legal, financial advisory and proxy costs aggregating $1,469 related to our proposed merger transaction and higher insurance costs of $276.

     During the third quarter of 2002 certain events and circumstances occurred, including (i) changes to the anticipated holding periods and (ii) further reduced occupancy and limited leasing success, that indicated certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $81,619 representing the write-down of these properties to their estimated fair values in accordance with the requirements of Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                                  Page - (34)


Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

Summary

     We reported losses from continuing operations of $13,988 and $95,907 for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, the net loss applicable to our common shareholders was $29,443, or $0.68 per common share. For the nine months ended September 30, 2002, the net loss applicable to our common shareholders was $129,014, or $2.96 per common share.

     During the nine months ended September 30, 2003, we reported a gain from discontinued operations of $1,549, or $0.04 per common share. This gain from discontinued operations included a gain related to dispositions of $2,153.
During the nine months ended September 30, 2002, we reported a gain from discontinued operations of $16,103, or $0.37 per common share. This gain from discontinued operations included a (i) a net gain related to dispositions of $9,619 and (ii) a provision for asset impairment of $27,757.

     The 2003 results from continuing operations include a second quarter provision for asset impairment of $6,590, or $0.15 per common share. The 2002 results from continuing operations include (i) a third quarter provision for asset impairment of $81,619, or $1.87 per common share, (ii) a net gain on the sale of real estate of $5,802, or $0.13 per common share and (ii) a second quarter non-recurring charge (included in other charges) of $3,000, or $0.07 per common share, related to pending and potential tenant claims with respect to certain lease provisions.

Revenues

     Total revenues were $101,281 for the nine months ended September 30, 2003 compared to $113,920 for the same period in 2002, a decrease of $12,639, or 11.1%. Base rents decreased $10,162, or 15.4%, to $55,934 in 2003 compared to $66,096 in 2002. These decreases are primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and
(iiii) the reduction in outlet center occupancy during the 2003 period. Straight-line rent expense, included in base rent was $348 and $300 for the nine months ended September 30, 2003 and 2002, respectively.

     Percentage rents, which represent rents based on a percentage of sales volume above a specified threshold, decreased $736, or 28.4%, to $1,853 during the nine months ended September 30, 2003 compared to $2,589 for the same period in 2002. This decrease was primarily due to (i) transactions involving the 2002 Joint Venture Properties and (ii) changes in economic rental rates.

     Tenant reimbursements, which represent the contractual recovery from tenants of certain operating expenses, decreased by $3,577, or 9.8%, to $32,921 during the nine months ended September 30, 2003 compared to $36,498 for the same period in 2002. This decline is primarily due to (i) transactions involving the 2002 Joint Venture Properties, (ii) changes in economic rental rates and (iii) the reduced aggregate outlet center weighted-average occupancy during the 2003 period.

     As shown in TABLE 5, tenant reimbursements as a percentage of recoverable property operating expenses and real estate taxes was 90.0% during the nine months ended September 30, 2003 compared to 89.7% for the same period in 2002. This increase reflects the aforementioned changes in economic rental rates.

                                  Page - (35)


Table 5 - Tenant Recoveries as a Percentage of Total Recoverable Expenses

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                    2003                   2002
------------------------------------------------------------------------------------------------------------------------------------
Tenant reimbursements                                                          $ 32,921               $ 36,498
                                                                               ========               ========

Recoverable Expenses:
Property operating                                                             $ 28,184               $ 30,687
Real estate taxes                                                                 8,392                 10,012
                                                                               --------               --------
  Total recoverable expenses                                                   $ 36,576               $ 40,699
                                                                               ========               ========

Tenant reimbursements as a percentage
  of total recoverable expenses                                                   90.0%                  89.7%
                                                                               ========               ========
====================================================================================================================================

     Interest and other income increased by $1,836, or 21.0%, to $10,573 during the nine months ended September 30, 2003 compared to $8,737 for the same period in 2002. This increase reflects higher (i) equity in earnings of unconsolidated joint ventures of $2,092, (ii) property management fee income of $398 and (iii) other income of $204. Partially offsetting these items were lower (i) municipal assistance income of $518 and (ii) interest income of $340. The significant increase in equity in earnings of unconsolidated joint ventures is primarily associated with the transactions involving the 2002 Joint Venture Properties.

Expenses

     Property operating expenses decreased by $2,503, or 8.2%, to $28,184 during the nine months ended September 30, 2003 compared to $30,687 for the same period in 2002. Real estate taxes expense decreased by $1,620, or 16.2%, to $8,392 during the nine months ended September 30, 2003 compared to $10,012 for the same period in 2002. The decrease in property operating expenses is primarily because of the transactions involving the 2002 Joint Venture Properties partially offset by higher insurance and marketing costs during the 2003 period. The decrease in real estate taxes expense is primarily because of the transactions involving the 2002 Joint Venture Properties.

     As shown in TABLE 6, depreciation and amortization expense decreased by $6,498, or 23.7%, to $20,948 during the nine months ended September 30, 2003 compared to $27,446 for the same period in 2002. This decrease was primarily due to (i) a reduction in depreciation and amortization resulting from certain provisions for asset impairment recorded during 2002 and 2003 and (ii) the transactions involving the 2002 Joint Venture Properties.

Table 6  - Components of Depreciation and Amortization Expense

     The components of depreciation and amortization expense for the nine months ended September 30, 2003 and 2002 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                     2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Building and improvements                                                       $  9,859                $ 14,069
Land improvements                                                                  2,806                   3,135
Tenant improvements                                                                6,361                   8,223
Furniture and fixtures                                                             1,766                   1,861
Leasing commissions                                                                  156                     158
                                                                                --------                --------
  Total                                                                         $ 20,948                $ 27,446
                                                                                ========                ========
====================================================================================================================================

     As shown in TABLE 7, interest expense decreased by $12,902, or 27.0%, to $34,929 during the nine months ended September 30, 2003 compared to $47,831 for the same period in 2002. This decrease reflects (i) lower interest incurred, excluding defeased debt, of $14,606, (ii) a decrease in amortization of deferred financing costs of $2,764 and (iii) higher amortization of debt premiums of $66. Partially offsetting these items was interest expense of $4,534 associated with certain mortgage debt that was defeased in December 2002. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

                                  Page - (36)


     The decrease in interest incurred, excluding defeased debt, is primarily attributable to (i) a reduction of approximately $120,657 in our weighted-average debt outstanding, excluding debt premiums, during the nine months ended September 30, 2003 compared to the same period in 2002 and (ii) a decrease in the weighted-average contractual interest rate on our debt for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in weighted-average debt outstanding was primarily attributable to asset dispositions. The weighted-average contractual interest rates for the 2003 and 2002 periods were approximately 8.08% and 8.61%, respectively.

Table 7 - Components of Interest Expense

     The components of interest expense for the nine months ended September 30, 2003 and 2002 are summarized as follows:

------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                                                     2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Interest incurred                                                               $ 30,626                $ 45,232
Amortization of deferred financing costs                                           1,251                   4,015
Amortization of debt premiums                                                     (1,482)                 (1,416)
Interest incurred - defeased debt                                                  4,534                       -
                                                                                --------                --------
  Total                                                                         $ 34,929                $ 47,831
                                                                                ========                ========
====================================================================================================================================

     Other charges were $2,979 and $8,372 for the nine months ended September 30, 2003 and 2002, respectively, which includes a non-recurring charge of $3,000 in the 2002 period. Excluding the effect of this non-recurring charge, which is discussed below, other charges decreased by $2,393, or 44.5%, to $2,979 for the nine months ended September 30, 2003 compared to $5,372 for the same period in 2002. This decrease reflects lower (i) bad debt expense of $2,013 and (ii) other expenses of $380. The significant decrease in bad debt expense resulted primarily from (i) resolution of certain disputes with tenants and (ii) reduced tenant bankruptcies, abandonments and store closings during 2003.

     During the second quarter of 2002, we recorded a non-recurring charge (included in other charges) of $3,000 to establish a reserve for pending and potential tenant claims with respect to lease provisions related to their pass-through charges and promotional fund charges. See "Liquidity and Capital Resources" for additional information.

     Corporate general and administrative expenses increased by $3,585, or 37.1%, to $13,247 during the nine months ended September 30, 2003 compared to $9,662 for the same period in 2002. This increase is primarily attributable to legal, financial advisory and proxy costs aggregating $2,645 related to our proposed merger transaction and higher insurance costs of $1,034.

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

     During the third quarter of 2002 certain events and circumstances occurred, including (i) changes to the anticipated holding periods and (ii) further reduced occupancy and limited leasing success, that indicated certain of our properties were impaired on an other than temporary basis. As a result, we recorded a provision for asset impairment aggregating $81,619 representing the write-down of these properties to their estimated fair values in accordance with the requirements of FAS No. 144.

                                  Page - (37)


Merchant Sales

     For the three and nine months ended September 30, 2003, same-store sales in our outlet center portfolio increased by 1.4% and decreased by 1.2%, respectively, compared to the same periods in 2002. "Same-store sales" is defined as the weighted-average sales per square foot reported by merchants for stores open since January 1, 2002. The weighted-average sales per square foot reported as reported by our merchants were $245 for the year ended December 31, 2002.

Liquidity and Capital Resources

Sources and Uses of Cash

     For the nine months ended September 30, 2003, net cash provided by operating activities was $7,627, net cash used in investing activities was $1,670 and cash used in financing activities was $5,503.

     The net cash used in investing activities during the nine months ended September 30, 2003 consisted of $5,631 of additions to rental property partially offset by $1,085 of net proceeds from the disposition of excess land and $2,876 of distributions from unconsolidated joint venture partnerships. The additions to rental property included costs incurred in connection with re-leasing space to new merchants and costs associated with renovations. During the nine months ended September 30, 2003, we did not engage in any significant development activities other than pre-leasing for an expansion to Prime Outlets at Williamsburg and certain consulting activities in Europe. We do not expect these activities to have a significant impact on our liquidity or financial condition.

     The gross uses of cash for financing activities of $5,503 during nine months ended September 30, 2003 consisted of scheduled principal amortization on debt.

Defaults on Certain Non-recourse Mortgage Indebtedness

     In December 2002, we notified the servicer of certain non-recourse mortgage loans (cross-collateralized by Prime Outlets at Bend, Prime Outlets at Post Falls and Prime Outlets at Sedona) totaling $24,919 as of September 30, 2003 that the net cash flow from the properties securing the loans was insufficient to fully pay the required monthly debt service. At that time, certain of our subsidiaries suspended the regularly scheduled monthly debt service payments. Subsequent to our notification to the servicer, we have been remitting on a monthly basis all available cash flow from the properties, after a reserve for monthly operating expenses, as partial payment of the debt service. The failure to pay the full amount due constitutes a default under the loan agreements which allows the lender to accelerate the loan and to exercise various remedies contained in the loan agreements, including application of escrow balances to delinquent payments and, ultimately, foreclosure on the properties which collateralize the loans. The lender has notified us that it has accelerated the loans and intends to acquire the properties through a foreclosure action on the collateral properties unless the parties can negotiate a mutually acceptable transfer of the properties to the lender. However, any foreclosure action on, or other transfer of, these properties is not expected to have a material impact on our results of operations or financial condition because we are currently only remitting available cash flow. The aggregate carrying value of these properties was $21,415 as of September 30, 2003. Such amount is exceeded by the aggregate outstanding balance of the non-recourse mortgage loans of $24,919 as of September 30, 2003. Upon foreclosure or transfer of the collateral properties, we will record a non-recurring gain for the difference between the carrying value of the properties and their related net asset, including the outstanding loan balances.

                                  Page - (38)


Defeased Notes Payable

     On December 6, 2002, we completed the sale of two outlet centers (together, the "Colorado Properties"), which were part of the 15 properties contained in the collateral pool securing a first mortgage and expansion loan (the "Mega Deal Loan"), which had a then outstanding balance of $338,940. In connection with the release of the Colorado Properties from the collateral pool, we were required to partially defease the Mega Deal Loan. Therefore, the Mega Deal Loan was bifurcated into (i) a defeased portion in the amount of $74,849 (the "Defeased Notes Payable") and (ii) an undefeased portion in the amount of $264,091, which is still referred to as the Mega Deal Loan. Both the Defeased Notes Payable and the Mega Deal Loan (i) bore interest at a fixed-rate of 7.782% through their optional prepayment date of November 11, 2003 and (ii) required monthly payments of principal and interest pursuant to a 30-year amortization schedule. The Mega Deal Loan is secured by the remaining 13 properties contained in the collateral pool.

     We used $79,257 of the gross proceeds from the sale of the Colorado Properties to purchase US Treasury Securities with a par value of $78,277, including accrued interest of $226. The US Treasury Securities were deposited into an escrow account controlled by a trustee (the "Trustee Escrow"). The Trustee Escrow was used to pay all scheduled debt service, including a balloon payment of $73,882 on November 11, 2003, due under the Defeased Notes Payable. The $980 premium we paid for the US Treasury Securities was amortized as a reduction to the interest income (included in interest and other income in the Consolidated Statements of Operations) earned on the Trustee Escrow on basis that approximated the effective interest method.

     As of September 30, 2003, the outstanding balance of the Defeased Notes Payable was $74,046 and the balance of the Trustee Escrow was $74,103 (included in restricted cash in the Consolidated Balance Sheet). As stated above, on November 11, 2003, the Defeased Notes Payable was repaid in full with the remaining funds in the Trustee Escrow.

     Furthermore, in connection with the partial defeasance of the Mega Deal Loan we amended the Mega Deal Loan so that (i) we were required to fund 10 monthly payments of $500 (an aggregate of $5,000) into a lender escrow to be used as additional cash collateral and (ii) release prices for the remaining 13 properties in the collateral pool were amended to provide for a more orderly refinancing of the Mega Deal Loan. As of September 30, the additional cash collateral had been fully funded and is included in restricted cash in the Consolidated Balance Sheet.

Debt Service Obligations

     The following table summarizes (A) the scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $6,091, (ii) $24,919 of aggregate non-recourse mortgage indebtedness in default (see "Defaults on Certain Non-recourse Mortgage Indebtedness" above) and (iii) the Defeased Notes Payable of $74,046, which was paid in full on November 11, 2003 (see above), and
(B) the related average contractual interest rates by year of maturity as of September 30, 2003:

------------------------------------------------------------------------------------------------------------------------------------
                                            Bonds Payable
                                  (including sinking fund payments)        Notes Payable                       Total Debt
                                -----------------------------------  ------------------------     ----------------------------------
                                    Average                            Average                         Average
                                   Interest      Principal            Interest     Principal           Interest         Principal
Years Ended December 31,            Rates        Maturities            Rates       Maturities           Rates          Maturities
------------------------------------------------------------------------------------------------------------------------------------
2003                                6.79%        $    546              7.78%      $ 262,008             7.78%           $ 262,554
2004                                6.34%             726              7.97%          4,571             7.75%               5,297
2005                                6.34%             773              8.58%         11,574             8.44%              12,347
2006                                6.34%             820              8.83%        120,437             8.81%             121,257
2007                                6.34%             878              7.60%          1,002             7.02%               1,880
Thereafter                          6.52%          18,618              7.59%         57,995             7.33%              76,613
                                    ----         --------              ----       ---------             ----            ---------
                                    6.50%        $ 22,361              8.06%      $ 457,587             7.98%           $ 479,948
                                    ====         ========              ====       =========             ====            =========
====================================================================================================================================

                                  Page - (39)


     Such indebtedness in the amount of $479,948 had a weighted-average maturity of 2.1 years and bore contractual interest at a weighted-average rate of 7.98% per annum. At September 30, 2003, all of such indebtedness bore interest at fixed rates. Our remaining scheduled principal payments during 2003 for such indebtedness aggregated $262,554, which includes $261,259 related to the Mega Deal Loan. See "Going Concern" for additional information.

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

     In addition, we are currently not receiving, directly or indirectly, any cash flow from Oxnard Factory Outlet and were not receiving any cash flow from Phase I of the Bellport Outlet Center prior to the loss of control of such project. We account for our interests in (i) Phases I of the Bellport Outlet Center and (ii) the Oxnard Factory Outlet in accordance with the equity method of accounting. As of September 30, 2003, we had no carrying value for our investment in these properties.

                                  Page - (40)


Guarantees and Guarantees of Indebtedness of Others

HGP Guarantees

     On July 15, 2002, Horizon Group Properties, Inc. and its affiliates ("HGP") announced they had refinanced a secured credit facility (the "HGP Secured Credit Facility") through a series of new loans aggregating $32,500. Prior to the refinancing, we were a guarantor under the HGP Secured Credit Facility in the amount of $10,000. In connection with the refinancing, our guarantee was reduced to a maximum of $4,000 as security for a $3,000 mortgage loan and a $4,000 mortgage loan (collectively, the "HGP Monroe Mortgage Loan") secured by HGP's outlet shopping center located in Monroe, Michigan. In the event the HGP Monroe Mortgage Loan was reduced to $5,000 or less through repayments then our guarantee would be extinguished. In August 2003, HGP repaid $2,000 of the HGP Mortgage Loan and our guarantee obligation was satisfied.

     Additionally, we were a guarantor with respect to certain mortgage indebtedness (the "HGP Office Building Mortgage") in the amount of $2,129 on HGP's corporate office building and related equipment located in Norton Shores, Michigan. However, the HGP Office Building Mortgage was refinanced in August 2003 and our guarantee obligation was thus, removed.

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

     In August 2001, we, through affiliates, completed a refinancing of $63,000 of first mortgage loans secured by the Birch Run Center. The refinanced loan (the "Birch Run First Mortgage") (i) has a term of 10-years, (ii) bears interest at an effective rate of 8.12% and (iii) requires monthly payments of principal and interest pursuant to a 25-year amortization schedule. Pursuant to the Interest Rate Subsidy Agreement, we are required to pay to the Prime/Estein Venture the difference between the cost of the financing at an assumed rate of 7.75% and the actual cost of such financing at the annual rate of 8.12% (the "Interest Rate Subsidy Obligation"). The net present value of the Interest Rate Subsidy Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $1,354 as of September 30, 2003.

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

                                  Page - (41)


     On January 11, 2002, we sold the Hagerstown Center to the Prime/Estein Venture. In connection with the sale, the Prime/Estein Venture assumed the Hagerstown First Mortgage in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. Additionally, the Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.62% as of September 30, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. We have not recorded any liability related to our guarantee of the Hagerstown First Mortgage; however, in connection with the sale of the Hagerstown Center, we established a reserve for estimated refinancing costs in the amount of $937, which is included in accounts payable and other liabilities in the Consolidated Balance Sheet as of September 30, 2003. See Note 3 - "Property Dispositions" of the Notes to Consolidated Financial Statements for additional information.

Second Horizon First Mortgage Loan

     In April 1998, Horizon consummated an agreement with Castle & Cooke Properties, Inc. ("CCP") which released Horizon from future obligations under a long-term lease of the Dole Cannery outlet center in Honolulu, Hawaii. In connection with an amendment of the Second Horizon Group Limited Partnership ("Second Horizon") agreement (the "Amended Partnership Agreement"), Horizon transferred to an affiliate of CCP (the "CCP Affiliate") substantially all of Horizon's economic interest, but not legal title, in an outlet center (the "Lake Elsinore Center") in Lake Elsinore, California. The Lake Elsinore Center is one of five properties owned by Second Horizon which jointly and severally secure a non-recourse, first mortgage loan (the "Second Horizon Mortgage Loan"). As a result of our merger with Horizon in June 1998, we own the economic interests of the other four properties (the "Prime Properties") and legal title to all five entities. The outstanding balance of the Second Horizon Mortgage Loan as of September 30, 2003 was $94,586, of which $66,330 was allocated to the Prime Properties and is included in notes payable in our Consolidated Balance Sheet as of that date. The remaining $28,034 outstanding as of September 30, 2003 was allocated to the Lake Elsinore Center.

     We, through our affiliates, assumed certain obligations under the Amended Partnership Agreement with respect to the Second Horizon Mortgage Loan in connection with our merger with Horizon in June 1998. Specifically, we are obligated to contribute sufficient capital to Second Horizon (i) for certain operating expenses associated with the Prime Properties and (ii) to satisfy the outstanding balances of the allocated loan amounts for the Prime Properties under the Second Horizon Mortgage Loan (including any associated expenses) to enable the Second Horizon Mortgage Loan to be repaid in full at its optional prepayment date of October 11, 2006. CCP Affiliate and its parent company are similarly obligated with respect to the Lake Elsinore Center. No claims have been made with respect to these obligations and we have not recorded any liability related to these obligations as of September 30, 2003.

                                  Page - (42)


Mandatory Redemption Obligation

     On July 26, 2002, we sold the Bridge Properties to the PFP Venture. In connection with the sale, we guaranteed FRIT PRT Bridge Acquisition LLC ("FRIT"), a third-party joint venture partner, (i) a 13% return on its initial $17,236 of invested capital and (ii) the full return of its invested capital (the "Mandatory Redemption Obligation") by December 31, 2003. As of September 30, 2003, our Mandatory Redemption Obligation with respect to the full return of FRIT's invested capital was $14,489 (included in accounts payable and other liabilities in the Consolidated Balance Sheet). See "Going Concern" for additional information.

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

     As of September 30, 2003, our Mega Deal Loan had an outstanding principal balance of $261,259. The Mega Deal Loan had an optional prepayment date of November 11, 2003 and an outstanding principal balance of $260,681 on such date. As discussed below, certain restrictions have been placed upon us with respect to refinancing the Mega Deal Loan. The Mega Deal Loan was not repaid on the optional prepayment date and as a result the interest rate shall be increased by up to 5.0% to 12.782%. Additionally, commencing on November 11, 2003 the lender may retain all excess cash flow from the 13 properties which secure the Mega Deal Loan. Any excess cash flow retained by the lender can be applied to principal after payment of interest. The aforementioned increase in the Mega Deal Loan's interest rate and the potential loss of excess cash flow from the 13 properties could have severe consequences on our ability to fund our operations.

     We currently believe a shortfall could occur with respect to refinancing the Mega Deal Loan because we may be unable to place mortgage indebtedness at commercially reasonable terms on all of the properties in the current collateral pool. We are actively marketing for sale several of the collateral properties because their sale could alleviate some or all of any potential shortfall. We also continue to evaluate other capital raising activities, such as the placement of mezzanine level debt on certain of the collateral properties. We caution that our assumptions regarding the refinancing and sale of the collateral properties are based on current market conditions and, therefore, are subject to various risks and uncertainties, including changes in economic conditions which may adversely impact our ability to refinance the Mega Deal Loan at favorable rates or in a timely and orderly fashion and which may adversely impact our ability to consummate various asset sales or other capital raising activities.

                                  Page - (43)


     On July 8, 2003, an affiliate of The Lightstone Group, LLC ("Lightstone") and the Company entered into a merger agreement (the "Merger Agreement") pursuant to which the Company would be acquired by such affiliate (the "Merger" or the "Transaction"). (See Note 10 - "Merger Agreement" of the Notes to Consolidated Financial Statements for additional information.) In connection with the execution of the Merger Agreement, certain restrictions were placed on us with respect to the refinancing of the Mega Deal Loan. Specifically, we were restricted from negotiating or discussing the refinancing of the properties securing the Mega Deal Loan with any lenders until September 15, 2003, at which time we were permitted to discuss refinancing of the Mega Deal Loan with certain enumerated lenders. However, we are precluded from closing any loans relating to the refinancing of the Mega Deal Loan until January 11, 2004. Lightstone is obligated to (i) pay (A) one-half of the additional interest incurred by us between November 11, 2003 and December 31, 2003, and (B) all of the additional interest incurred by us between January 1, 2004 and January 11, 2004 with respect to the Mega Deal Loan and (ii) loan us, at a rate of 7% and for a term of not less than one year, an amount equal to any excess cash flow retained by the lender and applied to principal under the Mega Deal Loan commencing on November 11, 2003 and through January 11, 2004.

     In addition to the restrictions with respect to the refinancing of the Mega Deal Loan discussed above, pursuant to the terms of the Merger Agreement, we have also agreed to certain conditions pending the closing of the Transaction. These conditions provide for certain restrictions with respect to our operating and refinancing activities (see Note 10 - "Merger Agreement" for additional information). These restrictions could adversely affect our liquidity in addition to our ability to refinance the Mega Deal Loan in a timely and orderly fashion.

     If the Merger Agreement is terminated under certain circumstances, we would be required to make payments to Lightstone ranging from $3,500 to $6,000 which would adversely affect our liquidity. See Note 10 - "Merger Agreement" of the Notes to Consolidated Financial Statements for additional information.

     In connection with the completion of the sale of the Bridge Properties in July 2002, we guaranteed to FRIT (i) a 13% return on its $17,236 of invested capital, and (ii) the full return of the Mandatory Redemption Obligation by December 31, 2003. As of September 30, 2003, the Mandatory Redemption Obligation (included in accounts payable and other liabilities in the Consolidated Balance Sheet) was $14,489.

     We continue to seek to generate additional liquidity to repay the Mandatory Redemption Obligation through the placement of additional indebtedness on the Bridge Properties. There can be no assurance that we will be able to complete such capital raising activities by December 31, 2003 or that such capital raising activities, if they should occur, will generate sufficient proceeds to repay the Mandatory Redemption Obligation in full. Failure to repay the Mandatory Redemption Obligation by December 31, 2003 would constitute a default, which would enable FRIT to exercise its rights with respect to the collateral pledged as security to the guarantee, including some of our partnership interests in the 13 properties which secure the Mega Deal Loan. Because the Mandatory Redemption Obligation is secured by some of our partnership interests in the 13 properties which secure the Mega Deal Loan, we may be required to repay the Mandatory Redemption Obligation before, or in connection with, the refinancing of the Mega Deal Loan. Additionally, any change in control with respect to us accelerates the Mandatory Redemption Obligation.

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

                                  Page - (44)


     We have fixed rate tax-exempt revenue bonds collateralized by properties located in Chattanooga, Tennessee (the "Chattanooga Bonds") which contain (i) certain covenants, including a minimum debt-service coverage ratio financial covenant (the "Financial Covenant") and (ii) cross-default provisions with respect to certain of our other credit agreements. Based on the operations of the collateral properties, we were not in compliance with the Financial Covenant for the quarters ended June 30, September 30 and December 31, 2002. In the event of non-compliance with the Financial Covenant or default, the holders of the Chattanooga Bonds (the "Bondholders") had the ability to put such obligations to us at a price equal to par plus accrued interest. On January 31, 2003, we entered into an agreement (the "Forbearance Agreement") with the Bondholders. The Forbearance Agreement provides amendments to the underlying loan and other agreements that enable us to be in compliance with various financial covenants, including the Financial Covenant. So long as we continue to comply with the provisions of the Forbearance Agreement and are not otherwise in default of the underlying loan and other documents through December 31, 2004, the revised financial covenants will govern. Additionally, certain quarterly tested financial covenants and other covenants become effective June 30, 2004. Pursuant to the terms of the Forbearance Agreement, in February 2003 we funded $1,000 into an escrow account to be used for the potential conversion of certain of the retail space to office space in the collateral properties and agreed that an event of default with respect to the other debt obligations related to the collateral properties would also constitute a default under the Chattanooga Bonds. The outstanding balance of the Chattanooga Bonds was $17,920 as of September 30, 2003.

     With respect to the Chattanooga Bonds, based on our current projections, we believe we will not be in compliance with certain quarterly tested financial covenants when they become effective on June 30, 2004 which would enable the Bondholders to elect to put the Chattanooga Bonds to us at their par amount plus accrued interest. We continue to explore opportunities to (i) obtain alternative financing from other financial institutions, (ii) sell the properties securing the Chattanooga Bonds and (iii) explore other possible capital transactions in order to generate cash to repay the Chattanooga Bonds. There can be no assurance that we will be able to complete any such activity sufficient to repay the amount outstanding under the Chattanooga Bonds in the event the Bondholders are able and elect to exercise their put rights.

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

     Our policy remains to pay distributions only to the extent necessary to maintain our status as a REIT for federal income tax purposes. During 2002, we were not required to pay any distributions in order to maintain our status as a REIT and based on our current federal income tax projections, we do not expect to pay any distributions during 2003. On November 15, 2003 we will be in arrears on 16 quarters of preferred stock distributions due February 15, 2000 through November 15, 2003, respectively.

                                  Page - (45)


     We may not make distributions to our common shareholders or our holders of common units of limited partnership interests in the Operating Partnership unless we are current with respect to distributions to our preferred shareholders. As of September 30, 2003, unpaid dividends for the period beginning on November 16, 1999 September 30, 2003 on our Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and Series B Cumulative Convertible Participating Preferred Stock ("Series B Convertible Preferred Stock") aggregated $23,395 and $64,460, respectively. The annualized dividends on our 2,300,000 shares of Series A Senior Preferred Stock and 7,828,125 shares of Series B Convertible Preferred Stock outstanding as of September 30, 2003 are $6,037 ($2.625 per share) and $16,635 ($2.125 per share), respectively.

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

     We are currently a party to the Merger Agreement (dated as of July 8, 2003 and as amended by that first amendment dated as of September 3, 2003, and as otherwise amended) with Prime Outlets Acquisition Company, LLC (the "Buyer"), a Delaware limited liability company which is an affiliate of Lightstone, a New Jersey-based real estate company, which provides for us to be merged with and into the Buyer. Consummation of the Transaction is subject to a number of conditions including the approval of the Transaction and the Merger Agreement by the holders of at least 66 2/3% of both our Series A Senior Preferred Stock and Series B Convertible Preferred Stock, each voting separately as a class, and the approval of a majority of our common stockholders voting as a separate class, as well as other customary approvals.

     The Transaction, which will result in aggregate consideration of $115,514 payable to our stockholders and unit holders, has a total value of approximately $638,000, including debt expected to be assumed by the Buyer. Under the terms of the Merger Agreement, each holder of our Series A Senior Preferred Stock will receive cash in the amount of $18.40 per share, each holder of our Series B Convertible Preferred Stock will receive cash in the amount of $8.169 per share, and each holder of our common stock will receive cash in the amount of $0.17 per share.

     Pursuant to the terms of the Merger Agreement, the Buyer and the Company have agreed to certain conditions pending the closing of the Transaction. These conditions provide for certain restrictions with respect to our operating and refinancing activities, including our refinancing of the Mega Deal Loan (see
Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information).

     Our board of directors, as well as a special committee comprised of disinterested members of the board of directors (the "Special Committee"), have approved the Transaction and the Merger Agreement and recommended that the stockholders vote in favor of the Transaction. Because our charter does not address the allocation of consideration among our various classes of capital stock in the Transaction, such allocation was determined by the Special Committee and approved by the board of directors. Houlihan Lokey Howard & Zukin Capital acted as financial advisor to the Special Committee and Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an affiliate of Houlihan Lokey Howard & Zukin Capital, has provided an opinion to the Special Committee and our board of directors that the consideration to be received by each of the classes of our stock, considered independently, is fair to such respective classes, from a financial point of view.

     Formal documentation relating to the Transaction and the Merger Agreement has been filed with the Securities and Exchange Commission and sent to our stockholders and limited partners.

                                  Page - (46)


     Concurrent with the consummation of the Transaction, the agreement of limited partnership of the Operating Partnership will be amended and restated (the "Amended Partnership Agreement") pursuant to which holders of common units in the Operating Partnership (other than common units held by us) will have the opportunity to exchange all, but not less than all, of their units for a like number of preferred units in the Operating Partnership ("Preferred Unit"). Each holder of Preferred Units will be entitled to require the Operating Partnership to redeem all of such holder's Preferred Units for an amount per unit equal to $0.17 (the consideration paid for a share of common stock of the Company in the Transaction) plus accrued and unpaid distributions at the rate of 6% per annum. In addition, the Amended Partnership Agreement contains certain tax related provisions that, subject to certain exceptions, will benefit holders of Preferred Units for a period of seven years including restrictions on the sale of properties and requirements to allocate debt in a certain manner.

     We have agreed to pay the Buyer a termination fee of $4,500, plus expenses of up to $1,500, if the Transaction is not completed under certain circumstances, including our election to pursue an alternative transaction. In certain other circumstances in which the Transaction has not been completed, including the failure to obtain the stockholder approval of the Transaction, a termination fee will not be payable but we have agreed to reimburse the Buyer for its expenses up to $3,500. As collateral for these obligations, we also entered into an agreement with Lightstone providing for the assignment of our rights to, and interest in, an escrow of $2,800 which was established in connection with our sale of Prime Outlets of Puerto Rico in December 2002 to an affiliate of Lightstone.

     The special meeting of stockholders (the "Special Meeting") for the purpose of, among other things, voting on the Transaction was originally scheduled for Thursday, October 30, 2003. On October 30, 2003, we announced that the Special Meeting had been adjourned to November 4, 2003 and later announced on November 4, 2003 that the Special Meeting had been adjourned again until Tuesday, November 18, 2003 to provide stockholders with additional time to cast their vote on the Transaction. Before the adjournment of the Special Meeting on October 30, 2003, our common stockholders approved an amendment to our charter to reduce the required vote of the common stockholders to approve a merger from two-thirds to a majority.

     There can be no assurance as to the timing, terms or completion of the Transaction.

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

                                  Page - (47)


Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of the guarantee, an initial liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN No. 45 effective December 31, 2002. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We did not issue or modify any guarantees during the nine months ended September 30, 2003. See "Guarantees and Guarantees of Indebtedness of Others" contained in Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires the consolidation of an entity by an enterprise (i) if that enterprise, known as a "primary beneficiary", has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both and (ii) if the entity is a variable interest entity, as defined by FIN No. 46. We did not create any variable interest entities during the nine months ended September 30, 2003. We plan to adopt FIN No. 46 in the fourth quarter of 2003 and do not believe that this adoption will have a significant impact on our financial statements for our existing investments in unconsolidated joint ventures.

     In May 2003, the FASB issued FAS No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. In October 2003, the FASB decided to indefinitely delay the effective date of the provisions of FAS No. 150 related to finite life entities and also indicated that it may modify other guidance in FAS No. 150. In its original form, we did not anticipate FAS No. 150 having a significant impact on our financial statements. However, that assessment may change if the FASB modifies the guidance in FAS No. 150.

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

                                  Page - (48)


Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. In certain cases, we have used derivative financial instruments such as interest rate protection agreements to manage interest rate risk associated with variable-rate indebtedness. Nevertheless, as of September 30, 2003, all of our outstanding indebtedness bore interest at fixed rates. See Item 3 - "Quantitative and Qualitative Disclosures About Material Risk" for additional information. Also see "Guarantees of Debt and Indebtedness of Others" for additional information.

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

Previously, we excluded provisions for asset impairment from our reported FFO computations in accordance with guidelines established by NAREIT; however, because of recent guidance issued by the Securities and Exchange Commission ("SEC"), we now include provisions for asset impairment in our FFO computations. Accordingly, the provision for asset impairment of $6,590 incurred in the second quarter of 2003 is included in the FFO computation for the nine months ended September 30, 2003 and the FFO for the quarter and nine months ended September 30, 2002 have been restated to include provisions for asset impairment aggregating $97,176 (of which $15,557 is included in discontinued operations) and $109,376 (of which $27,757 is included in discontinued operations), respectively.

                                  Page - (49)


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

     FFO was $3,914 for the three months ended September 30, 2003 compared to $(90,286) for the same period in 2002. The FFO results for the third quarter of 2003 include $1,224 of net interest expense (the "Defeased Interest Expense") attributable to mortgage indebtedness that was defeased in December 2002. This net interest expense had no impact on our operating cash flow during 2003 because such payments were made from previously established escrows. The FFO results for the third quarter of 2002 reflect an aggregate provision for asset impairment of $97,176 (of which $15,557 is included in discontinued operations).

     Excluding the impact of (i) the Defeased Interest Expense and (ii) the provision for asset impairment, FFO for the third quarter of 2003 and 2002 was $5,138 and $6,890, respectively. This decrease in our FFO results for the third quarter of 2003 compared to our FFO results for the same period in 2002 is attributable to (i) the impact of reduced weighted-average portfolio occupancy during the 2003 period, (ii) the impact of changes in economic rental rates,
(iii) legal, financial advisory and proxy costs associated with the Transaction during the 2003 period and (iv) the loss of net operating income resulting from dispositions of properties primarily during 2002. Partially offsetting these items were interest savings resulting from the repayment of indebtedness.

     FFO was $8,466 for the nine months ended September 30, 2003 compared to $(93,267) for the same period in 2002. The FFO results for the nine months ended September 30, 2003 include $3,177 of Defeased Interest Expense. The FFO results for the nine months ended September 30, 2003 also reflect a provision for asset impairment of $6,590 and the FFO results for the nine months ended September 30, 2002 reflect an aggregate provision for asset impairment of $109,376 (of which $27,757 is included in discontinued operations).

     Excluding the impact of (i) the Defeased Interest Expense and (ii) the provisions for asset impairment, FFO for the nine months ended September 30, 2003 and 2002 was $18,233 and $16,109, respectively. This increase in our FFO results during the nine months ended September 30, 2003 compared to our FFO results for the same period in 2002 was attributable to (i) interest savings resulting from the repayment of indebtedness, (ii) the previously discussed non-recurring charge of $3,000 in the second quarter of 2002 and (iii) reduced bad debt expense. These items were partially offset by (i) the impact of reduced weighted-average portfolio occupancy during the 2003 period, (ii) the impact of changes in economic rental rates, (iii) legal, financial advisory and proxy costs associated with the Transaction during the 2003 period and (iv) the loss of net operating income resulting from dispositions of properties primarily during 2002.

                                  Page - (50)


        TABLE 8 provides a reconciliation of loss from continuing operations to FFO for the three and nine months ended September 30, 2003 and 2002.

Table 8 - Funds from Operations

------------------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended                     Nine Months Ended
                                                                           September 30,                          September 30,
                                                                --------------------------------     -------------------------------
                                                                      2003               2002               2003               2002
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                   $ (3,717)         $ (85,956)         $ (13,988)         $ (95,907)
Adjustments:
  Gain on sale of real estate                                            -                  -                  -             (5,802)
  Depreciation and amortization                                      6,645              8,229             20,948             27,446
  Non-real estate depreciation and amortization                       (377)              (601)            (1,654)            (1,693)
  Unconsolidated joint ventures' adjustments                         1,414              1,151              3,475              2,897
  Discontinued operations                                              (51)           (13,109)              (315)           (20,208)
                                                                  --------          ---------          ---------          ---------
FFO per NAREIT Definition                                         $  3,914          $ (90,286)         $   8,466          $ (93,267)
                                                                  ========          =========          =========          =========

Other Data:
Net cash provided by operating activities                         $  3,629          $   6,490          $   7,627          $  16,426
Net cash provided by (used in) investing activities                   (480)            (1,478)            (1,670)            18,193
Cash used in financing activities                                   (1,795)            (4,174)            (5,503)           (36,117)
====================================================================================================================================

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

Interest Rate Risk

     In the ordinary course of business, we are exposed to the impact of interest rate changes. We employ established policies and procedures to manage our exposure to interest rate changes. Historically, we have used a mix of fixed and variable-rate debt to (i) limit the impact of interest rate changes on our results from operations and cash flows and (ii) lower our overall borrowing costs. Nevertheless, as of September 30, 2003, all of our outstanding indebtedness bore interest at fixed rates.

     The following table summarizes (A) scheduled principal maturities of our debt, excluding (i) unamortized debt premiums of $6,091, (ii) $24,919 of aggregate non-recourse mortgage indebtedness in default and (iii) defeased notes payable in the amount of $74,046, which was paid in full on November 11, 2003, and (B) the related average contractual interest rates by year of maturity as of September 30, 2003. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements contained herein for additional information.

------------------------------------------------------------------------------------------------------------------------------------
                                Year of Maturity
------------------------------------------------------------------------------------------------------------------------------------
                                        2003           2004          2005          2006           2007     Thereafter         Total
------------------------------------------------------------------------------------------------------------------------------------

Bonds Payable
Principal                          $    546        $   726      $    773     $     820        $   878       $ 18,618     $  22,361
Average interest rate                  6.79%          6.34%         6.34%         6.34%          6.34%          6.52%         6.50%

Notes Payable
Principal                          $262,008        $ 4,571      $ 11,574     $ 120,437        $ 1,002       $ 57,995     $ 457,587
Average interest rate                  7.78%          7.97%         8.58%         8.83%          7.60%          7.59%         8.06%
====================================================================================================================================

     We sold Prime Outlets at Hagerstown (the "Hagerstown Center") on January 11, 2002 to an existing joint venture partnership (the "Prime/Estein Venture"). In connection with the sale, the Prime/Estein Venture assumed the first mortgage loan on the Hagerstown Center (the "Hagerstown First Mortgage") in the amount of $46,862; however, our guarantee of such indebtedness remains in place. Additionally, we are obligated to refinance the Hagerstown First Mortgage on behalf of the Prime/Estein Venture on or before June 1, 2004, the date on which such indebtedness matures. The Prime/Estein Venture's cost of the Hagerstown First Mortgage and any refinancing of it are fixed at an annual rate of 7.75% for a period of 10 years. If the actual cost of such indebtedness should exceed 7.75% at any time during the 10-year period, we will be obligated to pay the difference to the Prime/Estein Venture. If the actual cost of such indebtedness is less than 7.75% at any time during the 10-year period, however, the Prime/Estein Venture will be obligated to pay the difference to us. The actual cost of the Hagerstown First Mortgage is 30-day LIBOR plus 1.50%, or 2.62% as of September 30, 2003. Because the Hagerstown First Mortgage bears interest at a variable rate, we are exposed to the impact of interest rate changes. At September 30, 2003, a hypothetical 100 basis point move in the LIBOR rate would impact our interest rate agreement by $469. See Note 4 - "Debt" of the Notes to Consolidated Financial Statements for additional information.

                                  Page - (52)


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

Certain tenants in our and our affiliates' outlet centers have made or may make allegations concerning overcharging for common area maintenance ("CAM") and promotion fund charges because of varying clauses in their leases pursuant to which they claim under various circumstances that they were not required to pay some or all of the pass-through charges. Such claims if asserted and found meritorious, could have a material affect on our financial condition.
Determination of whether liability would exist to us would depend on interpretation of various lease clauses within a tenant's lease and all of the other leases at each center collectively. To date such issues have been raised and resolved with various tenants, some of which at one time or another were the subject of litigation, or threatened litigation with us. Additionally, on April 9, 2003, Gap Inc. notified us that it believes it is entitled to a refund of certain pass-through charges as a result of certain clauses in its leases. The Company and Gap, Inc. are in discussions concerning the claims of Gap, Inc.

In the second quarter of 2002, we recorded a non-recurring charge to establish a reserve in the amount of $3,000 for resolution of these matters. This reserve was estimated in accordance with our established policies and procedures concerning loss contingencies for additional information. The balance of the unused reserve (which is included in the accounts payable and other liabilities in the Consolidated Balance Sheet) is $2,240 as of September 30, 2003. Based on presently available information, we believe it is probable the remaining reserve will be utilized over the next several years in resolving claims relating to the pass-through and promotional fund provisions contained in our leases, inclusive of amounts that may be owed, if any, to Gap Inc. We caution, however, that given the inherent uncertainties of litigation and the complexities associated with a large number of leases and other factual questions at issue, actual costs may vary from this estimate. No other such tenant, however, has filed a suit or indicated to us that it intends to file a suit. Nevertheless, it is too early to make any predictions as to whether we or our affiliates may be found liable with respect to other tenants, or to predict damages should liability be found.

                                  Page - (54)


Several entities (the "eOutlets Plaintiffs") filed or stated an intention to file lawsuits (collectively, the "eOutlets Lawsuits") against us and our affiliates arising out of our on-line venture, primeoutlets.com. inc., also known as eOutlets, an affiliate of ours. primeoutlets.com, inc. filed for protection under Chapter 7 of the United States Bankruptcy Code in November of 2000 under the name E-Outlets Resolution Corp. (the "Debtor"). The eOutlets Plaintiffs sought to hold us and our affiliates responsible under various legal theories for liabilities incurred by primeoutlets.com, inc., including the theories that we guaranteed the obligations of eOutlets and that we were the "alter-ego" of eOutlets. Other than the suit filed on November 5, 2002 and discussed below, these eOutlets Lawsuits against us have been resolved or are now barred by the applicable statute of limitations or otherwise. On November 5, 2002, the bankruptcy trustee for the Debtor brought suit against Prime Retail, L.P., Prime Retail, Inc., and Prime Retail E-Commerce, Inc. (the "Entity Defendants") and certain former directors of the Debtor (the "Individual Defendants"). Motions to dismiss the suit were filed by all Defendants and a hearing was held on September 29, 2003. After the hearing, the Trustee's remaining claims involve promissory estoppel, breach of contract, breach of fiduciary duty, tortious interference with prospective business advantage, and preferences against the Entity Defendants, and breach of fiduciary duty and gross negligence against the individual defendants. We have tendered the suit, both as to the Entity Defendants and Individual Defendants, to the Directors' and Officers' insurance carrier. All Defendants believe the suit is without merit and plan on defending it vigorously. Nevertheless, the outcome of this lawsuit, and the ultimate liability of us, if any, cannot be predicted at this time.

On August 29, 2003, the Company received notice of a purported class action lawsuit against the Company, the Company's board of directors, Prime Outlets Acquisition Company, LLC and The Lightstone Group, LLC (collectively, "Lightstone") filed by four related series A preferred stockholders (the "Plaintiffs"), in the Circuit Court for Baltimore City, Maryland (the "Court") on August 12, 2003 concerning the Company's merger with Lightstone (the "Merger"). The lawsuit alleges, among other things, that the Company's directors breached their fiduciary duties in approving the Merger, that the consideration payable in respect of the series A preferred stock is unfair and inadequate and that the information made available by the Company in connection with the transaction is deficient. The plaintiffs sought, among other things, that the transaction contemplated by the Merger Agreement be enjoined or, in the event such transaction is consummated, that it be rescinded and damages be awarded to class members. On September 29, 2003, the defendants filed a motion to dismiss the original complaint. In response, on October 8, 2003, the Plaintiffs filed a Verified First Amended Class Action Complaint along with a motion for expedited proceedings and subsequent preliminary injunction hearing. After a court conference, the Plaintiffs converted their motion for a preliminary injunction into one for a temporary restraining order seeking to enjoin the special meeting for and the scheduled vote on the transaction. The Court held a hearing on the defendants' motion to dismiss and the motion for temporary restraining order on October 24 and 28, 2003. On October 28, 2003, the Plaintiffs announced that they were withdrawing their request for injunctive relief, and would not seek to prevent the special meeting from occurring. The Court ruled that it would dismiss the First Amended Complaint, but allow the Plaintiffs 30 days to file a second amended complaint.

Item 3.           Defaults Upon Senior Securities

We are currently in arrears in the payment of distributions on our 10.5% Series A Senior Cumulative Preferred Stock ("Series A Senior Preferred Stock") and 8.5% Series B Cumulative Participating Convertible Preferred Stock ("Series B Convertible Preferred Stock"). As of September 30, 2003, the aggregate arrearage on the Series A Senior Preferred Stock and the Series B Convertible Preferred Stock was approximately $23.4 million and approximately $64.6 million, respectively.

                                  Page - (55)


Item 4.           Submission of Matters to a Vote of Security Holders

On October 30, 2003 at a special meeting, our common stockholders approved an amendment to our charter which reduced the required vote to approve a merger from two-thirds to a majority. 23,377,680 shares voted for the amendment, 4,345,594 shares voted against the amendment, and 214,241 shares abstained. See
Note 10 - "Merger Agreement" of the Notes to Consolidated Financial Statements contained herein for additional information.

Item 6.           Exhibits and Reports on Form 8-K

(a)  The following exhibits are included in this Quarterly Report on Form 10-Q:

         Exhibit 3.1       Charter Amendment

         Exhibit 31.1 Certification of Glenn D. Reschke pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003.

         Exhibit 31.2      Certification   of  Robert  A.  Brvenik  pursuant  to
                           Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2003.

         Exhibit 32.1      Certification   of   Glenn  D.  Reschke  pursuant  to
                           Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, dated as of November 13, 2003.

         Exhibit 32.2      Certification  of  Robert  A.  Brvenik  pursuant   to
                           Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003, dated as of November 13, 2003.

         Reports on Form 8-K:

         On August 14, 2003, we filed a Current Report on Form 8-K dated August 14, 2003 announcing our second quarter financial results pursuant to
         Item 12., Results of Operations and Financial Condition, under Item 9., Regulation FD Disclosure, in accordance with the Securities and Exchange Commission's interim filing guidance set forth in Release No. 34-47583.

         On September 4, 2003, we filed a Current Report on Form 8-K dated September 3, 2003, under Item 5, Other Events, relating to the joint announcement between us and The Lightstone Group, LLC ("Lightstone"), a New Jersey-based real estate company, that they amended the merger agreement (the "Merger Agreement") entered into on July 8, 2003 between Prime Outlets Acquisition Company, LLC (the "Buyer), a Delaware limited liability company which is an affiliate of Lightstone, and us, which provides for us to be merged with and into the Buyer. The amendment increases the aggregate consideration payable to our shareholders and unit holders from $115.0 million to $115.5 million and reflects a revised allocation of the consideration among our classes of capital stock. The filing included as exhibits: (i) a copy of the amendment to the Merger Agreement and (ii) a copy of the joint press release issued by us and Lightstone regarding the amendment of the Merger Agreement.*

         * Pursuant to General Instruction B of Form 8-K, the report submitted to the Securities and Exchange C ommission under Item 9, Regulation FD Disclosure, is not deemed to be "filed" for purpose of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act"), and we are not subject to the liabilities of that section with respect to such reports. We are not incorporating, and will not incorporate by reference, such report into filings under the Securities Act of 1933 or the Exchange Act.

                                  Page - (56)


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PRIME RETAIL, INC.
                                Registrant



Date: November 13, 2003         /s/ Robert A. Brvenik
                                ----------------------------------
                                Robert A. Brvenik
                                President, Chief Financial Officer and Treasurer